Form 10-K
period 2015-12-31
INSIGHT ENTERPRISES INC
filed 2016-02-19
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,102,737,373.

The number of shares outstanding of the registrant’s common stock on February 12, 2016 was 37,113,611.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2015

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the effect of changes being implemented by our largest software partner to elements of its channel incentive program, including the expected financial effect in 2016; the expected effects of seasonality on our business; that there will be further consolidation in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, develop and grow our global Cloud business and build scalable services business; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends and retirement of treasury shares; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures in 2016; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our positions and strategies with respect to ongoing and threatened litigation; our exposure to derivative counterparty concentration and non-performance risks; our ability to expand our client relationships; that pricing pressures in the IT industry will continue; the sufficiency of our facilities; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, repurchase shares of our common stock, and fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on partners for product availability, competitive products to sell and related marketing funds and purchasing incentives;

•	changes in the IT industry and/or rapid changes in technology;

•	possible significant fluctuations in our future operating results;

•	general economic conditions;

•	the risks associated with our international operations;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	our reliance on commercial delivery services;

•	our dependence on certain personnel;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

Our Company

Insight Enterprises, Inc. (“Insight” or the “Company”) is a Fortune 500-ranked global provider of hardware, software, Cloud and service solutions to business, government, healthcare and educational clients. We provide clients the guidance and expertise needed to select, implement and manage complex technology solutions to drive business outcomes. Through our world-class people, partnerships and services capabilities, we empower clients with Intelligent Technology™ solutions to help their businesses run smarter.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2015 Consolidated Net Sales
North America	United States and Canada	71%
EMEA	Europe, Middle East and Africa	26%
APAC	Asia-Pacific	3%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed our initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998. Over the past 10 years through a combination of acquisitions and organic growth, we continued to increase our geographic coverage and expand our capabilities:

•	2006 – Acquired Software Spectrum, Inc., and expanded our footprint in EMEA and APAC and strengthened our software and related services capabilities;

•	2008 – Acquired Calence, LLC in North America and MINX Limited in the United Kingdom, and enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security;

•	2011 – Acquired Ensynch, Inc. (“Ensynch”) and enhanced our professional services capabilities across the complete Microsoft solution set, including Cloud migration and management;

•	2012 – Acquired Inmac GmbH and Micro Warehouse BV (“Inmac”) and expanded our hardware capabilities into key markets in our existing European footprint, specifically in Germany and the Netherlands; and

•	2015 – On October 1, we acquired BlueMetal Architects, Inc. (“BlueMetal”) and strengthened our services capabilities in the area of application design, mobility and big data. BlueMetal is an interactive design and technology architecture firm based in the Boston area, also with offices in Chicago and New York.

Our Purpose and Values

We refreshed Insight’s marketplace brand in 2015, and as part of that effort, clarified our purpose and restated our company values. We believe that our new purpose, “We make meaningful connections to help businesses run smarter,” has infused new energy into our organization. We live by our core values of Hunger, Heart and Harmony, that set the tone for our business and define who we are. We describe our core values simply.

•	Hunger – Our insatiable desire to create new opportunities for our clients and our business is apparent in everything we do.

•	Heart – We seek to impact the lives of the people we serve positively by always putting our clients, partners and teammates first.

INSIGHT ENTERPRISES, INC.

•	Harmony – We invite perspective, and we consistently celebrate each other’s unique contributions as we work together to bring the best solutions to our clients.

We believe that these values strengthen the overall Insight experience for our clients, partners and teammates (we refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”).

Our Market

The worldwide total addressable market for information technology is $3.5 trillion according to Gartner, a leading IT research and advisory company, and based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent approximately 10% of the worldwide total addressable market. We believe our addressable worldwide market in the indirect sales IT channel represents approximately $594 billion in annual sales and for the year ended December 31, 2015, our net sales of $5.4 billion represented approximately 1% of that highly diverse market. We believe that we are well positioned in this highly fragmented global market with locations in 22 countries and the capabilities to provide clients with software provisioning and related services across the globe.

In addition to the fragmentation in the market, the rapid pace of technological innovation is making it more difficult for our clients to effectively assess alternatives and manage their IT systems. We believe that our solution offerings that combine and integrate hardware, software and services will address this need and will provide solutions to help our clients’ businesses run smarter.

Our Differentiation/Value Proposition

We consult, design, implement and manage integrated IT solutions for our clients. These solutions include services and products designed to support networking, collaboration, storage, security, Cloud, mobility, converged infrastructure and other advanced technologies. The increased complexity across the technology ecosystem, combined with the continual emergence of new trends and offerings, has made it difficult for most clients to effectively design and manage their technology systems. Clients increasingly are looking for technology providers to supply value-added expertise to help them identify, deploy and implement complex IT solutions. We believe that Insight has a unique position in the market to gain profitable market share by providing enhanced value to our clients.

We believe that what differentiates Insight from our competitors is:

•	Our global reach – we have the capabilities to serve clients across the globe with software provisioning and related services and with integrated technology solutions in multiple countries directly and more globally through our partner network.

•	Our scalable services and solutions offerings – we can scale to help organizations of all sizes and have well-developed services capabilities focused on managed, technical and professional services that integrate products and services to provide solutions to meet individualized client needs.

•	Our software expertise – we understand complex licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of license consulting and optimization services.

•	Our financial strength – our strong cash flow generating capabilities allow us to fund acquisitions and return capital to our shareholders. In addition, we have been able to devote the financial resources necessary to invest in sales, technology and engineering resources required to deliver leading edge technology solutions.

•	Our website – we redesigned our website to enhance the user experience, with clearly defined sections to allow users to Learn about trending topics, Solve their challenges, Buy new products and services, and Manage their customized purchasing, hardware warranties, software licensing and Cloud consumption.

•	Our e-Commerce capability – we have customizable client portals, primarily in North America, that allow clients to streamline procurement and processes through a self-service online tool, drive standardization and optimize reconciliation.

•	Our one-stop shopping value proposition – we have a multi-partner approach and have partnerships with leading product manufacturers, software publishers and distribution partners as well as emerging Cloud and other technology partners to service our global portfolio of commercial and public sector clients with the integrated IT solutions that make the most sense for their IT environments.

INSIGHT ENTERPRISES, INC.

•	Our operational expertise and effectiveness – we offer a broad selection of hardware and software products with access to billions of dollars in virtual inventory and efficient supply chain execution as well as product fulfillment and logistics capabilities, management tools and technical expertise.

Our Business Strategy

Our long-term strategy remains consistent and includes three components:

•	Grow our core business;

•	Grow services sales; and

•	Accelerate with Cloud.

Grow our core business. We believe that there is significant opportunity for profitable growth in our core business as a global provider of integrated technology solutions to business and government clients. Our balanced portfolio of manufacturer and publisher brands, extensive e-Commerce and logistics capabilities and differentiated services capabilities allow us to tailor our offerings based on the size and complexity of our clients. In addition, our go-to-market model leverages both centralized and local market sales, technical and support resources to efficiently serve and advise our clients.

In each of our geographic operating segments, we are focused on driving our growth objectives by acquiring new clients and expanding our relationships with existing clients by increasing the types of products and services they buy from us. In North America, we have a local market presence in select cities where we have invested in sales, technical and service delivery resources to drive growth with existing and new clients, particularly in the large account client space, as well as to drive expansion in specific service/solution areas with key partners. We are also concentrating our efforts on growing our business with mid-sized and large clients in select vertical markets, including Federal government, state and local, K-12 education, healthcare and service provider, and have invested in both local market and centralized sales resources to drive these efforts. In EMEA, we are focused on increasing our share in the mid-market and public sector by increasing sales of software and select hardware categories across the business. We also expanded our services capabilities in the region and began leveraging strategic relationships with partners and service delivery vendors to bring additional software, Cloud and collaboration solutions to clients in 2015. Our APAC operating segment, which is largely comprised of software sales, is engaged in growing our sales in the mid-market and enterprise space and on the development of specialized software services, particularly in the areas of software license optimization and Cloud.

Grow services sales. We design, procure, deploy, implement and manage solutions that combine hardware, software and services to help businesses run smarter. Our services capabilities provide significant value add to our clients, driving stronger client relationships and higher margins. Our solutions can be provided through a variety of delivery mechanisms, including at the client location, remotely, or through a private, public or hybrid Cloud. The key areas of focus are:

•	Customer Engagement – When interacting with their customers, our clients face growing digital engagement and a rapid shift toward social media. We help our clients leverage technology to better engage their customers to build loyalty and increase profitability.

•	Workforce Enablement – The consumerization of IT, increase in the millennials population and explosion of alternate work models is transforming the workplace. We provide our clients’ workforce with tools to enable employee productivity and retention.

•	Infrastructure Optimization – Consumption-based models and technology convergence are reinventing decades-old infrastructure business models. We optimize our clients’ core or branch infrastructure to enable customer and workforce objectives.

•	Operational Excellence – Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing what clients choose to build versus buy. We outsource the management of client infrastructure and end-user operations to drive IT return on investment.

Accelerate with Cloud. Private, public and hybrid Cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, data center hosting and more. Cloud has become more mainstream, and adoption continues to increase across markets and verticals. Key market imperatives in the adoption of Cloud solutions are speed to market, flexibility, scalability and availability. We have invested in and will continue to invest in technical tools and resources to provide clients with the assessment, migration, integration and managed services required to simplify the Cloud adoption decision, whether that decision results in a private, public or hybrid Cloud environment.

INSIGHT ENTERPRISES, INC.

Insight is also investing in a global Cloud management platform. Our Cloud management platform serves as a marketplace for our clients to buy and manage their Cloud subscriptions with options that enhance their Software as a Service (“SaaS”) and Infrastructure as a Service (“IaaS”) management capabilities.

Components of our Cloud management platform include:

•	A focus on small to medium-sized clients, providing them with the ability to learn, solve, buy, and manage Cloud products and services via our online experience.

•	A similar online experience and capabilities for our larger enterprise clients with added IT as a Service Broker (ITaaSB) capabilities allowing larger IT organizations to centrally provide Cloud offerings while maintaining the manageability and visibility they require.

Additionally, we have a strong global position in the service provider or independent software vendor (ISV) market. Building on our existing capabilities in this market, we plan to develop a Cloud portfolio for our service provider clients to resell to their customers, offering them revenue diversification with minimal investment. We also plan to build off of our Cloud management platform capabilities and deliver Cloud portal platforms that provide e-commerce and subscription management capabilities to our service provider clients.

Our Offerings

Our offerings in North America and select countries in EMEA include a suite of IT hardware, software and services solutions. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. On a consolidated basis, hardware, software and services represented approximately 54%, 41% and 5%, respectively, of our net sales in 2015 compared to 52%, 43% and 5%, respectively, in 2014.

Services Offerings

We have developed solutions that integrate hardware, software and services to help businesses run smarter within our focus areas. Our core solutions include:

Customer Engagement

•	Intelligent Applications & Endpoints: Custom or off-the-shelf software applications integrated with desktop, notebook, tablet, smartphone and kiosk endpoints. These applications are increasingly Cloud-based and mobile-centric.

•	Customer Analytics: Data-based analytics to help clients better predict customer behavior across seasons, geography, channel or a variety of other factors.

Workforce Enablement

•	Modern Workplace: Desktop, notebook, tablet and smartphone devices coupled with calendar, email, messaging and collaboration software. Cloud-based deployment of this software is now mainstream. In addition, we see growing demand for “Device-as-a-Service.”

•	Modern Applications: Custom-developed mobile, Cloud and Internet-of-Things applications. Typically, these applications are specific to the client vertical market (e.g., healthcare, financial services or retail).

•	Workforce Analytics: Data-based analytics to help clients more effectively allocate workforce resources.

Infrastructure Optimization

•	Hybrid Cloud: On-premise converged infrastructure (private Cloud) augmented by off-premise public Cloud IaaS integrated and managed via orchestration software.

•	Branch Infrastructure: Cloud or premise-based branch infrastructure comprising connectivity, computing, voice and wireless.

•	Intelligent Network: Core WAN, LAN, wireless and security solutions to seamlessly connect Hybrid Cloud, Branch Infrastructure and end users.

INSIGHT ENTERPRISES, INC.

Operational Excellence

•	Product Life Cycle: Source, procure, stage, configure, integrate, test, deploy and maintain IT products spanning endpoints to infrastructure.

•	End User Outsourcing: Service level agreement-based outsourcing of end user support. This comprises dedicated, onsite desktop support technicians coupled with 24x7 Level 1 Service Desk.

•	Infrastructure Management: 24x7 remote management of clients’ server/storage/network infrastructure through our ISO-certified Remote Network Operating Center (RNOC).

We have invested in Cloud, mobility, big data and security capabilities and expertise to support our core solutions and continuously seek to identify client-relevant technology solutions.

Cloud. Cloud computing represents an evolution in the IT world. Cloud-based SaaS is prevalent in the Customer Engagement and Workforce Enablement solutions highlighted above. In addition, public IaaS and converged infrastructure private Cloud represent growing portions of Hybrid Cloud and Branch Infrastructure solutions. We help clients assess readiness, architect appropriate solutions and migrate to both public and private Cloud.

Mobility. Our clients must engage with their customers and enable their workforce whether they are at work, at home or on-the-go. We help clients do so through solutions such as in-store mobile Point of Sale (mPOS) and customer mobile commerce applications in the retail industry or mobile trading applications for brokerage customers in the financial services industry.

Big Data. Our clients are deluged with data that they struggle to interpret. We help turn this data into actionable insights with solutions such as weather-based predictive analytics to drive weekly marketing campaigns for consumer products and patient-based intake and health outcomes analysis to optimize nurse staffing. The explosion of sensors for Internet-of-Things will only fuel this data overload and drive further demand for these solutions.

Security. All of these solutions must be delivered without compromising customer, company or employee private information. We offer services for identity and access management, single-sign-on (SSO) and mobile-device-management (MDM) to protect end users. In addition, we provide network security and Security Incident Event Management (SIEM) solutions to secure our clients’ infrastructure.

Hardware Offerings

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

The four hardware technology categories we have identified as key to our clients’ Intelligent Technology™ solutions are:

•	Desktop, notebook and tablet

•	Networking and communications

•	Server and power

•	Storage

In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory risk exposure. As a result, we are able to provide a product offering with billions of dollars of products in virtual inventory. Convenience and product options among multiple brands are key competitive advantages compared to manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best-in-class solution across all product categories.

INSIGHT ENTERPRISES, INC.

Software Offerings

Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company. We offer products from hundreds of publishers, including such industry leaders as Microsoft, Adobe, VMware, Symantec, McAfee, Citrix, IBM Software and Red Hat, as well as newer entrants, such as Box and 8x8.

As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses. In addition to software provisioning, we offer holistic software solutions, including software licensing optimization and implementation consulting, to help our clients better understand their software needs, evaluate their existing software and provide options to optimize their assets.

The four software and licensing technology categories we have identified as key to our clients’ Intelligent Technology™ solutions are:

•	Office productivity

•	Virtualization

•	Creativity

•	Data protection

Our Information Technology Systems

We have committed significant resources to the IT systems that we own and use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, partner relationships and programs, distribution, inventories and accounting systems and our voice and data networks, we have built redundancy into certain systems, maintain system outage policies and procedures and have comprehensive data backup. We are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business.

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

Our Competition

The IT hardware, software and services industry is very fragmented and highly competitive. Our competition includes:

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

INSIGHT ENTERPRISES, INC.

The competitive landscape in the industry is continually changing as various competitors expand their product and services offerings. In addition, emerging models such as Cloud computing are creating new competitors and opportunities in messaging, infrastructure, security, collaboration and other services offerings, and, as with other areas, we both resell and compete directly with many of these offerings.

For a discussion of risks associated with the actions of our competitors, see “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.

Our Partners

We partner with the top technology brands. During 2015, we purchased products and software from approximately 3,600 partners. Approximately 66% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft, Cisco and Ingram Micro (a distributor) accounted for approximately 27%, 11% and 11%, respectively, of our aggregate purchases in 2015. No other partner accounted for more than 10% of purchases in 2015. Our top five partners as a group for 2015 were Microsoft, Cisco, Ingram Micro, HP and Tech Data (a distributor), and approximately 65% of our total purchases during 2015 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2015, sales of Microsoft, HP and Cisco products accounted for approximately 27%, 13% and 11%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2015. Sales of product from our top five manufacturers/publishers as a group (Microsoft, HP, Cisco, Lenovo and Dell) accounted for approximately 64% of Insight’s consolidated net sales during 2015.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives,” in Part I, Item 1A of this report.

Our Teammates

As of December 31, 2015, we employed 5,761 teammates, of whom 2,420 were engaged in sales related activities, 1,797 were engaged in management, support services and administration activities, 1,418 were skilled, certified consulting and service delivery professionals and 126 were engaged in distribution activities. Our teammates in the United States are not represented by a labor union, and our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with employees are good, and we have never experienced a labor related work stoppage.

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – We depend on certain personnel,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.

Our Seasonality

We experience some seasonal trends in our sales of IT hardware, software and services. For example:

•	software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter;

•	business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in the first quarter;

•	sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and

•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.

These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

Our Backlog

The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is predictive of future results.

Our Intellectual Property

We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property, relying for such protection on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the United States and in select international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks and service marks, in particular, have significant value, and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.

For a discussion of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.

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

The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to provide services and tailor specific solutions to client needs. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly larger corporate customers. There can be no assurance that manufacturers and publishers will continue to sell both through the reseller channel and directly to end users, or that they will not limit or curtail the availability of their products to resellers versus end users. In addition to the manufacturers and publishers of products we sell, we compete with a large number and wide variety of providers and resellers of IT hardware, software and services. We believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share.

INSIGHT ENTERPRISES, INC.

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

Some of our competitors in each of our operating segments may have greater technical, marketing and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies and client requirements. Many current and potential competitors also may have greater name recognition and engage in more extensive promotional activities, offer more attractive terms to their customers and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively. There can be no assurance that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We rely on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. There can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us.

In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We continue to experience adverse program changes, and we anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the partner funding programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, Microsoft, HP and Cisco, the changes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue to receive such incentives.

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

INSIGHT ENTERPRISES, INC.

The Cloud and “as-a-service” models are transforming the IT market and introducing new products, services and competitors to the market. In many cases, these new distribution models allow enterprises to obtain the benefits of commercially licensed, internally operated software with less complexity and lower initial set-up, operational and licensing costs, increasing competition for us. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Our future operating results may fluctuate significantly. Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions. As a result of significant price competition and our higher concentration of large enterprise clients, our gross margins are low, and we expect them to continue to be low in the future. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our operating results. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding, and a portion of our operating expenses is relatively fixed. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure, our business, financial condition and results of operations could suffer. In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.

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

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;

•	changes in governmental regulation or taxation (foreign and domestic);

•	currency exchange fluctuations;

•	changes in import/export laws, regulations and customs and duties (foreign and domestic);

•	trade restrictions (foreign and domestic);

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes and other restrictions on repatriating foreign profits back to the United States;

•	extended payment terms;

INSIGHT ENTERPRISES, INC.

•	seasonal reductions in business activity in some parts of the world; and

•	natural disasters, terrorism, civil unrest and other geopolitical uncertainties.

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our business, financial condition and results of operations.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States, and we currently conduct limited hedging activities. In addition, some currencies are subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U.S. dollars.

Breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations. In the past, we have been subject to information security attacks. Although we do not believe the attacks resulted in the misappropriation of sensitive data, we have been, and expect to continue to be, subject to electronic data attacks and threats.

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. If our current technology is determined to have a shorter useful life or the value of our current system is impaired, we could incur additional depreciation expense and/or impairment charges. Some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties. In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly to highly regulated public sector clients, or with government procurement regulations could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector clients, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. These possible actions or the adoption of new or modified procurement regulations or practices, could have a material adverse effect our business, financial position and results of operations.

INSIGHT ENTERPRISES, INC.

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

Changes in, interpretations of, or enforcement trends related to, tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:

•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;

•	higher corporate tax rates and the availability of deductions or credits in the United States and elsewhere;

•	changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	tax effects related to purchase accounting for acquisitions; and

•	resolutions of issues arising from tax examinations and any related interest or penalties.

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

INSIGHT ENTERPRISES, INC.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities will be suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2015, we owned or leased approximately 1.3 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in 11 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2015 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease

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

INSIGHT ENTERPRISES, INC.

In November 2014, we relocated our sales and administrative operations that were housed in a property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2015 and 2014. For additional information on held for sale assets, see Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Item 3.	Legal Proceedings

For a discussion of legal proceedings, see “Legal Proceedings” in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

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

	Common Stock
Year 2015	High Price	Low Price
Fourth Quarter	$27.78	$24.41
Third Quarter	30.20	24.03
Second Quarter	32.80	26.29
First Quarter	29.04	23.03
Year 2014
Fourth Quarter	$26.86	$21.59
Third Quarter	31.94	21.72
Second Quarter	30.99	24.96
First Quarter	25.49	19.43

As of February 12, 2016, we had 37,113,611 shares of common stock outstanding held by 68 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior revolving credit facility and our accounts receivable securitization financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Although we did not repurchase shares of our common stock during the quarter ended December 31, 2015, on February 10, 2016, our Board of Directors authorized the repurchase of up to $50 million of the Company’s common stock. The Company’s share repurchases will be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. The Company intends to retire the repurchased shares.

INSIGHT ENTERPRISES, INC.

See further information on our share repurchase programs in 2015, 2014 and 2013 in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index) for the period starting January 1, 2011 and ending December 31, 2015. The graph assumes that $100 was invested on January 1, 2011 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	116.19	131.99	172.57	196.73	190.88

Nasdaq US Benchmark TR Index (Market Index)	100.00	100.31	116.79	155.90	175.33	176.17

Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	104.83	125.68	147.85	200.43	182.49

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2015 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,373,090	$5,316,229	$5,144,347	$5,301,441	$5,287,228
Costs of goods sold	4,656,758	4,603,826	4,445,460	4,581,765	4,578,071

Gross profit	716,332	712,403	698,887	719,676	709,157
Operating expenses:
Selling and administrative expenses	584,906	576,967	564,910	565,206	556,689
Severance and restructuring expenses	4,907	4,433	12,740	6,317	5,085

Earnings from operations	126,519	131,003	121,237	148,153	147,383
Non-operating (income) expense:
Interest income	(783)	(1,062)	(1,230)	(1,468)	(1,686)
Interest expense	7,224	6,019	6,337	6,101	6,927
Gain on bargain purchase	—	—	—	(2,022)	—
Net foreign currency exchange (gain) loss	(393)	327	194	(463)	(1,136)
Other expense, net	1,295	1,347	1,412	1,337	1,589

Earnings before income taxes	119,176	124,372	114,524	144,668	141,689
Income tax expense	43,325	48,688	43,503	51,905	41,454

Net earnings	$75,851	$75,684	$71,021	$92,763	$100,235

Net earnings per share:
Basic	$2.00	$1.84	$1.65	$2.09	$2.20

Diluted	$1.98	$1.83	$1.64	$2.07	$2.18

Shares used in per share calculations:
Basic	37,984	41,062	43,012	44,413	45,474

Diluted	38,275	41,358	43,289	44,834	46,021

INSIGHT ENTERPRISES, INC.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data
Working capital(2)	$543,534	$565,559	$526,423	$503,042	$409,173
Total assets(2)	2,014,017	1,947,838	1,868,611	2,001,721	1,858,625
Short-term debt, including capital leases and other financing obligations(3)	1,535	766	217	602	1,017
Long-term debt, including capital leases and other financing obligations(3)	89,000	62,535	66,949	80,000	115,602
Stockholders’ equity	685,742	721,231	716,918	705,291	596,832
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data above includes results of the acquisitions from their dates of acquisition: BlueMetal from October 1, 2015, Inmac from February 1, 2012 and Ensynch from October 1, 2011.
(2)	In preparing our consolidated financial statements for the year ended December 31, 2015, we applied the guidance in Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We applied the guidance retrospectively and reclassified all prior periods presented to conform to the current presentation. As a result, the amounts reported for working capital as of December 31, 2014, 2013, 2012 and 2011 were reduced by $13.4 million, $16.4 million, $16.4 million and $17.3 million, respectively, and the amounts reported for total assets were reduced by $285,000 as of December 31, 2014 and were increased by $893,000, $218,000 and $1.0 million, as of December 31, 2013, 2012 and 2011, respectively, from the amounts previously reported in in our Annual Report on From 10-K for the year ended December 31, 2014. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(3)	Excludes obligations under our inventory financing facility of $106.3 million, $122.8 million, $115.3 million, $116.8 million and $93.9 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively. We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest expense under this facility. These amounts are classified separately as accounts payable-inventory financing facility on our consolidated balance sheets. See Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Fortune 500-ranked global provider of hardware, software, Cloud and service solutions to business, government, healthcare and educational clients in North America; Europe, the Middle East, Africa (“EMEA”); and Asia-Pacific (“APAC”). Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services.

Although weakness in major global currencies against the U.S. dollar dampened our reported results all year, full year 2015 financial and operational highlights included:

•	We refreshed Insight’s marketplace brand and, as part of that effort, clarified our purpose and restated our company values;

•	We added to our sales and sales-related team headcount globally, including more than 100 sales representatives in North America;

•	We acquired BlueMetal in the fourth quarter as part of our continuing efforts to deliver relevant technology solutions to our clients;

•	In North America, we outperformed the market in hardware sales according to third party data;

•	We also expanded our prospects in the public sector in North America through newly won contracting vehicles;

•	In EMEA, our management team has matured, our sales execution has improved and our strategy to transform to a solutions and services based selling model is showing progress; and

•	Our APAC business continued to execute our strategy to grow Cloud and professional services capabilities and expand hardware sales, which helped mitigate the impact of a year to year decline in partner incentives due to partner program changes.

On a consolidated basis, for the year ended December 31, 2015, our net sales of $5.4 billion increased 1% compared to 2014, up 6% year over year excluding the effects of foreign currency movements. Our resulting gross profit also increased by 1%, or $3.9 million, compared to 2014, up 5% year over year excluding the effects of foreign currency movements. Consolidated gross margin declined approximately 10 basis points to 13.3% of net sales in 2015, due primarily to results in North America, where our profitability was affected by a higher mix of device sales to large enterprise and public sector clients and the effect of lower fees earned on software enterprise agreements. However, our team executed well to optimize partner funding under core partner programs and increased the mix of higher margin services gross profit in the portfolio, which helped mitigate some of the margin compression. Selling and administrative expenses increased $7.9 million, or 1%, in 2015 compared to 2014 due to the costs of our global investments in our sales and services resources. We reported earnings from operations of $126.5 million in 2015, a decrease of 3% compared to the prior year, which represented 2.4% of net sales, compared to 2.5% in the prior year. Our effective tax rate in 2015 was 36.4% compared to 39.1% in 2014 and 38.0% in 2013. Net earnings and diluted net earnings per share were $75.9 million and $1.98, respectively, in 2015. In 2014, we reported net earnings of $75.7 million and diluted net earnings per share of $1.83. In 2013, we reported net earnings of $71.0 million and diluted net earnings per share of $1.64.

The results of operations for 2015 include the following items:

•	the acquisition of BlueMetal effective October 1, 2015;

•	severance and restructuring expenses of $4.9 million, $4.3 million net of tax;

•	an impairment loss of $800,000 to further reduce the carrying amount of our owned real estate in Bloomingdale, Illinois to its estimated fair value less costs to sell; and

•	the repurchase of approximately 3.3 million shares of the Company’s common stock for $91.8 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The results of operations for 2014 include the following items:

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

The results of operations for 2013 include the following items:

•	severance and restructuring expenses of $12.7 million, $9.8 million net of tax; and

•	the repurchase of approximately 3.0 million shares of the Company’s common stock for $57.8 million.

Throughout the “Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses on a consolidated basis and in EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.

During 2015, we generated $180.5 million of cash flows from operations, an increase of 64% compared to 2014. These results exceeded our historical average annual cash flow generation of $80 million to $120 million due to a single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier was due and paid in January 2016. We repurchased $91.8 million of our common stock and utilized $44.2 million, net of cash acquired, to fund the acquisition of BlueMetal. We ended the year with $188.0 million of cash and cash equivalents and $89.0 million of debt outstanding under our long-term facilities.

Details about segment results of operations can be found in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in costs of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Changes in estimates of anticipated achievement levels under individual partner programs could have a material effect on our results of operations and our cash flows.

See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to partner funding.

Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If such events or changes in circumstances indicate a possible impairment, our asset impairment review assesses the recoverability of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset or the asset group plus net proceeds expected from disposition of the asset or the asset group (if any) and compares that value to the carrying value. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the carrying value exceeds the undiscounted future cash flows, an impairment loss is recognized for the difference between fair value and the carrying amount. This approach uses our estimates of future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

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

Income Taxes

Our effective tax rate includes the effect of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. If there are material changes in our estimates of cash, working capital and long-term investment requirements and it becomes apparent that some or all of the undistributed earnings of a subsidiary will need to be remitted in the foreseeable future, but U.S. income taxes have not been recognized by Insight, we would be required to reassess current and future income tax expense attributable to that subsidiary. A determination that we will no longer assert indefinite reinvestment in one or more foreign jurisdictions could affect our assertion on our other foreign entities.

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

Additional information about the valuation allowance and uncertain tax positions can be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Contingencies

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various government agency, client and partner audits. We continually assess whether or not such claims have merit and warrant accrual. An accrual is made if it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such estimates are subject to change and may affect our results of operations and our cash flows. Additional information about contingencies can be found in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.7	86.6	86.4

Gross profit	13.3	13.4	13.6
Operating expenses:
Selling and administrative expenses	10.9	10.8	11.0
Severance and restructuring expenses	0.0	0.1	0.2

Earnings from operations	2.4	2.5	2.4
Non-operating expense, net	0.2	0.2	0.2

Earnings before income taxes	2.2	2.3	2.2
Income tax expense	0.8	0.9	0.8

Net earnings	1.4%	1.4%	1.4%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2015 Compared to 2014

Net Sales. Net sales increased 1%, or $56.9 million, in 2015 compared to 2014. Our net sales by operating segment for 2015 and 2014 were as follows (dollars in thousands):

	2015	2014	% Change
North America	$3,823,528	$3,562,726	7%
EMEA	1,371,137	1,539,968	(11%)
APAC	178,425	213,535	(16%)

Consolidated	$5,373,090	$5,316,229	1%

Net sales in North America increased 7%, or $260.8 million, in 2015 compared to 2014. Net sales of hardware, software and services increased 7%, 5% and 20%, respectively, year over year. Net sales in the hardware category were up due to higher sales of client devices and networking and server products to large enterprise and public sector clients, including server sales resulting from the end of life of Microsoft Windows Server 2003 and the completion of a number of multi-quarter network deployments during 2015. Software sales comparisons reflect growth driven from stronger demand for business productivity and security solutions, particularly in the public sector, where we added new clients and continued to grow our existing portfolio. Services sales improved with additional consulting services engagements and technical deployments performed during 2015, reflecting the benefits of expanding our solutions capabilities, including the acquisition of BlueMetal in the fourth quarter of 2015.

Net sales in EMEA decreased 11%, or $168.8 million, in U.S. dollars, in 2015 compared to 2014. Excluding the effects of foreign currency movements, net sales increased 2% compared to the prior year. Net sales of services were up 9% year over year, while net sales of hardware and software were down 7% and 14%, respectively, year to year, all in U.S. dollars. Excluding the effects of foreign currency movements, net sales of services, hardware and software increased 24%, 2% and 1%, respectively, year over year. The increase in services net sales was due primarily to increased sales of Cloud solutions and third-party services to new and existing clients across the region. The increase in hardware net sales (excluding the effects of foreign currency movements) was due primarily to higher volume in sales with our corporate and public sector clients, with year over year growth most notably in the server hardware category. The increase in software net sales (excluding the effects of foreign currency movements) was driven by higher volume with our public sector and service provider clients, primarily for business productivity solutions, earlier in the year, offset by the effect of certain large software transactions in the fourth quarter of the prior year that did not recur in 2015.

Net sales in APAC decreased 16%, or $35.1 million, in 2015 compared to 2014. Excluding the effects of foreign currency movements, net sales decreased 5% compared to the prior year due to lower volume as a result of a softer economy and a higher mix of software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during 2015 compared to 2014.

Net sales by category for North America, EMEA and APAC were as follows for 2015 and 2014:

	North America		EMEA		APAC
Sales Mix	2015	2014	2015	2014	2015	2014
Hardware	61%	61%	39%	37%	8%	6%
Software	32%	33%	58%	61%	89%	91%
Services	7%	6%	3%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit increased 1%, or $3.9 million, in 2015 compared to 2014, with gross margin decreasing approximately 10 basis points to 13.3% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2015 and 2014 were as follows (dollars in thousands):

	2015	% of Net Sales	2014	% of Net Sales
North America	$501,563	13.1%	$477,447	13.4%
EMEA	186,287	13.6%	199,916	13.0%
APAC	28,482	16.0%	35,040	16.4%

Consolidated	$716,332	13.3%	$712,403	13.4%

North America’s gross profit in 2015 increased 5% compared to 2014, but as a percentage of net sales, gross margin decreased by approximately 30 basis points year to year. The decline in gross margin was due primarily to a 21 basis point decrease in margin contributed by agency fees from enterprise software agreements due primarily to partner program changes and a 20 basis point decrease in product margin, which includes partner funding and freight. The decrease in product margin reflects a higher mix of device sales to large enterprise and public sector clients at lower margins, as well as the negative effect on the year over year comparison of a reduction in costs of goods sold in the prior year of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts during 2014. These decreases in margin were partially offset by a 17 basis point increase in sales of higher margin services.

EMEA’s gross profit decreased 7% in U.S. dollars in 2015 compared to 2014. Excluding the effects of foreign currency movements, gross profit was up 6% compared to the prior year. As a percentage of net sales, gross margin increased by approximately 60 basis points year over year. The increase in gross margin was due primarily to a 49 basis point increase in product margin, which includes partner funding and freight, and a 12 basis point increase in sales of higher margin services. The primary driver of the increase in product margin during 2015 compared to 2014 was the favorable effect of certain large, low margin software transactions in the prior year period that did not recur in 2015.

APAC’s gross profit decreased 19% in 2015 compared to 2014. Excluding the effects of foreign currency movements, gross profit decreased 7% compared to the prior year. As a percentage of net sales, gross margin decreased by approximately 40 basis points, due primarily to a 69 basis point decrease in margin driven by lower fees from enterprise software agreements resulting from partner program changes. This decrease in margin was partially offset by a 21 basis point increase in sales of higher margin services.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased 1%, or $7.9 million, in 2015 compared to 2014. Selling and administrative expenses increased approximately 10 basis points as a percentage of net sales in 2015 compared to 2014. Selling and administrative expenses as a percent of net sales by operating segment for 2015 and 2014 were as follows (dollars in thousands):

	2015	% of Net Sales	2014	% of Net Sales
North America	$396,603	10.4%	$372,936	10.5%
EMEA	165,879	12.1%	178,816	11.6%
APAC	22,424	12.6%	25,215	11.8%

Consolidated	$584,906	10.9%	$576,967	10.8%

North America’s selling and administrative expenses increased 6%, or $23.7 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 10.4% of net sales in 2015. As discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report, our results for 2015 and 2014 include non-cash charges of $800,000 and $5.2 million, respectively, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its estimated fair value less costs to sell. Additionally, salaries and wages and contract labor increased $15.2 million year over year due to investments in sales and services personnel, variable compensation increased approximately $6.3 million year over year as a result of improved net sales and gross profit performance and teammate-related expenses increased $2.5 million year over year due primarily to an increase in healthcare benefit costs due to increased claims under self-insured programs.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses decreased 7%, or $12.9 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses increased approximately 50 basis points to 12.1% of net sales in 2015. Excluding the effects of foreign currency movements, selling and administrative expenses increased 5% compared to the prior year. The increase was primarily driven by higher salaries and wages from investments in sales and services related headcount to support services and Cloud growth across the region.

APAC’s selling and administrative expenses decreased 11%, or $2.8 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses increased approximately 80 basis points to 12.6% of net sales in 2015. Excluding the effects of foreign currency movements, selling and administrative expenses increased 3% compared to the prior year. The year over year increase is primarily driven by higher salaries and wages from an increase in teammate-related expenses, partially offset by lower variable compensation based on net sales and gross profit performance year to year.

Severance and Restructuring Expenses. During 2015, North America and EMEA recorded severance expense, net of adjustments, totaling $1.1 million and $3.8 million, respectively, related to a continued review of resource needs in North America and additional restructuring activities in EMEA. In North America and EMEA, $1.5 million and $4.0 million, respectively, in new severance costs were offset by $418,000 and $182,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2015. During 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $971,000, $3.4 million and $106,000, respectively. In North America and EMEA, $1.5 million and $3.9 million, respectively, in new severance costs were offset by $492,000 and $531,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2014. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for 2015 and 2014 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during 2015.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense increased 20% in 2015 compared to 2014 due primarily to higher average daily balances under our inventory financing facility in 2015 compared to 2014, resulting in an increase in imputed interest under the facility from $2.4 million in 2014 to $3.4 million in 2015. For a description of our various financing facilities, see Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Net Foreign Currency Exchange Gains/Losses. These gains/losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

Income Tax Expense. Our effective tax rate for 2015 was 36.4% compared to 39.1% in 2014. The decrease in the tax rate from 2014 to 2015 was primarily due to reduced losses in certain foreign jurisdictions in 2015, resulting in less of an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. The effective tax rate in 2015 was higher than the federal statutory rate of 35.0% primarily due to state taxes in the United States as well as the increases in the valuation allowances in certain foreign jurisdictions. These increases in our effective tax rate in 2015 were offset partially by lower taxes on earnings in foreign jurisdictions. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2014 Compared to 2013

Net Sales. Net sales increased 3%, or $171.9 million, in 2014 compared to 2013. Our net sales by operating segment for 2014 and 2013 were as follows (dollars in thousands):

	2014	2013	% Change
North America	$3,562,726	$3,470,760	3%
EMEA	1,539,968	1,469,174	5%
APAC	213,535	204,413	4%

Consolidated	$5,316,229	$5,144,347	3%

Net sales in North America increased 3%, or $92.0 million, in 2014 compared to 2013. Net sales of hardware, software and services increased 2%, 4% and 1%, respectively, year over year. Hardware sales grew sequentially in each of the last three quarters of 2014, ending the year with strong growth in sales of notebooks and desktops and in server sales as we helped clients address outdated server technology related to the end of life of Microsoft Windows Server 2003. Software sales followed typical seasonal trends during 2014 with growth driven from stronger demand for business continuity and virtualization solutions. Services sales improved with additional consulting and technical services engagements performed during 2014.

Net sales in EMEA increased 5%, or $70.8 million, in U.S. dollars, in 2014 compared to 2013. Excluding the effects of foreign currency movements, net sales increased 3% compared to 2013. Net sales of hardware and services were up 14% and 7%, respectively, year over year, while net sales of software were flat year over year. Excluding the effects of foreign currency movements, net sales of hardware and services increased 9% and 5%, respectively, while net sales of software were relatively flat year over year. The increase in hardware sales was due to higher volume with all of our client groups, particularly public sector and mid-market clients. The increase in net sales of services was due primarily to new client engagements and higher volume with existing clients.

Net sales in APAC increased 4%, or $9.1 million, in U.S. dollars, in 2014 compared to 2013. Excluding the effects of foreign currency movements, net sales increased 10% compared to 2013 due to higher volume with mid-market and public sector clients as well as lower software maintenance sales, which are recorded net of related costs within the net sales line item of our financial statements, during 2014 compared to 2013.

Net sales by category for North America, EMEA and APAC were as follows for 2014 and 2013:

	North America		EMEA		APAC
Sales Mix	2014	2013	2014	2013	2014	2013
Hardware	61%	61%	37%	34%	6%	3%
Software	33%	33%	61%	64%	91%	94%
Services	6%	6%	2%	2%	3%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit increased 2%, or $13.5 million, in 2014 compared to 2013, with gross margin decreasing approximately 20 basis points to 13.4% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2014 and 2013 were as follows (dollars in thousands):

	2014	% of Net Sales	2013	% of Net Sales
North America	$477,447	13.4%	$472,187	13.6%
EMEA	199,916	13.0%	191,324	13.0%
APAC	35,040	16.4%	35,376	17.3%

Consolidated	$712,403	13.4%	$698,887	13.6%

North America’s gross profit in 2014 increased 1% compared to 2013, but as a percentage of net sales, gross margin decreased by approximately 20 basis points year to year. The decline in gross margin was due primarily to a 38 basis point decrease in margin contributed by agency fees from enterprise software agreements due primarily to partner program changes. The decrease in margin was partially offset by an 8 basis point increase in sales of higher margin services and a 7 basis point increase in product margin, which includes partner funding and freight. The increase in product margin reflects a reduction in costs of goods sold of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts during 2014.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit increased 4% in U.S. dollars in 2014 compared to 2013. Excluding the effects of foreign currency movements, gross profit was up 2% compared to 2013. As a percentage of net sales, gross margin remained flat at 13.0% year over year. A decrease in margin resulting from lower fees from enterprise software agreements of 14 basis points due to partner program changes and a decrease in software product margin of 13 basis points were partially offset by a 16 basis point increase in sales of higher margin services. Year over year increases in hardware product margin during 2014 compared to 2013 were offset by decreases in partner funding resulting from software partner program changes year to year.

APAC’s gross profit decreased 1% in 2014 compared to 2013. Excluding the effects of foreign currency movements, gross profit increased 3% compared to 2013. As a percentage of net sales, gross margin decreased by approximately 90 basis points, due primarily to an 88 basis point decrease in margin driven by lower fees from enterprise software agreements resulting from partner program changes.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased 2%, or $12.1 million, in 2014 compared to 2013. Selling and administrative expenses decreased approximately 20 basis points as a percentage of net sales in 2014 compared to 2013. Selling and administrative expenses as a percent of net sales by operating segment for 2014 and 2013 were as follows (dollars in thousands):

	2014	% of Net Sales	2013	% of Net Sales
North America	$372,936	10.5%	$362,380	10.4%
EMEA	178,816	11.6%	178,012	12.1%
APAC	25,215	11.8%	24,518	12.0%

Consolidated	$576,967	10.8%	$564,910	11.0%

North America’s selling and administrative expenses increased 3%, or $10.6 million, in 2014 compared to 2013, and, as a percentage of net sales, selling and administrative expenses increased approximately 10 basis points to 10.5% of net sales in 2014. As discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report, our results for 2014 include non-cash charges of $5.2 million, including an impairment loss of $4.6 million and accelerated depreciation of $620,000, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that is currently held for sale to its then estimated fair value less costs to sell. Additionally, salaries and wages and contract labor increased $4.7 million year over year due to planned investments in our sales organization, including the addition of over 160 teammates in North America focused on services, software, key vertical markets and field sales in core geographic markets, and teammate benefit expenses increased approximately $3.6 million year over year due to higher healthcare costs in 2014. These increases in selling and administrative expenses were partially offset by reduced spending in other expense categories, such as professional services, which declined $2.7 million during 2014 compared to 2013.

EMEA’s selling and administrative expenses increased less than 1%, or $804,000, in 2014 compared to 2013, and, as a percentage of net sales, selling and administrative expenses decreased approximately 50 basis points to 11.6% of net sales for 2014. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 2% compared to 2013. Higher variable compensation expense on increased gross profit and investments to support services and Cloud growth initiatives were more than offset by a decrease in support salaries and wages due to restructuring actions in prior periods.

APAC’s selling and administrative expenses increased 3%, or $697,000, in 2014 compared to 2013, and, as a percentage of net sales, selling and administrative expenses decreased approximately 20 basis points to 11.8% of net sales in 2014. Excluding the effects of foreign currency movements, selling and administrative expenses increased 9% compared to 2013. The year over year increase was primarily due to increases in variable compensation and expenses resulting from our investments in the new IT system in the region.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses. During 2014, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $971,000, $3.4 million and $106,000, respectively, related to a continued review of resource needs in North America and additional restructuring activities in EMEA. In North America and EMEA, $1.5 million and $3.9 million, respectively, in new severance costs were offset by $492,000 and $531,000, respectively, of adjustments to prior severance accruals due to changes in estimates during 2014. During 2013, North America and EMEA recorded severance expense, net of adjustments, of $3.3 million and $9.4 million, respectively. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Non-Operating (Income) Expense.

Interest Income. Interest income for 2014 and 2013 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income year to year is primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during 2014.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense decreased 5% in 2014 compared to 2013 due primarily to lower average daily balances on our debt facilities in 2014 compared to 2013. Imputed interest under our inventory financing facility was $2.4 million in 2014, compared to $2.5 million in 2013. For a description of our various financing facilities, see Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Income Tax Expense. Our effective tax rate for 2014 was 39.1% compared to 38.0% for 2013. The increase in the tax rate from 2013 to 2014 was primarily due to higher losses in certain foreign jurisdictions in 2014, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses, and the recognition of certain tax benefits related to the re-measurement or settlement of specific uncertain tax positions during 2013, which decreased the prior year rate, offset partially by lower taxes on earnings in foreign jurisdictions. The effective tax rate in 2014 was higher than the federal statutory rate of 35.0% primarily due to these increases in the valuation allowances and to state taxes in the United States. These increases in our effective tax rate in 2014 were offset partially by lower taxes on earnings in foreign jurisdictions. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$180,510	$110,319	$76,066
Net cash used in investing activities	(57,637)	(7,511)	(19,024)
Net cash used in financing activities	(82,736)	(48,530)	(75,711)
Foreign currency exchange effect on cash and cash equivalent balances	(16,683)	(16,571)	(6,633)

Increase (decrease) in cash and cash equivalents	23,454	37,707	(25,302)
Cash and cash equivalents at beginning of year	164,524	126,817	152,119

Cash and cash equivalents at end of year	$187,978	$164,524	$126,817

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cash and Cash Flow

Our primary uses of cash during 2015 were to fund working capital requirements, repurchase shares of our common stock, acquire BlueMetal and fund capital expenditures. Operating activities provided $180.5 million in cash in 2015, a 64% increase from 2014. The 2015 results are affected by a single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier was due and paid in January 2016, as discussed in more detail below. We had net combined borrowings on our long-term debt facilities of $28.0 million during 2015. We repurchased $91.8 million of our common stock and acquired BlueMetal for $44.2 million, net of cash acquired. Capital expenditures were $13.4 million in 2015, a 34% increase from 2014, reflecting higher IT investments year over year. Cash and cash equivalent balances in 2015 were negatively affected by $16.7 million as a result of foreign currency exchange rates, compared to a negative effect of $16.6 million in 2014.

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

Net cash provided by operating activities. Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In 2015, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2015 compared to 2014. However, the 2015 results are also affected by the single significant receivable collected from a client in the fourth quarter of 2015 for which the payment to the supplier was due and paid in January 2016, noted previously. The increase in other assets was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2015, in advance of our being able to recognize the related revenue. As a result, cash flows from operating activities in 2015 exceeded our historical average annual cash flow generation of $80 million to $120 million.

In 2014, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2014 compared to 2013. The increase in inventories is primarily attributable to an increase in inventory levels at December 31, 2014, to support specific client engagements as well as to hardware sale transactions in transit to clients as of December 31, 2014 such that delivery was not deemed to have occurred until the product was received by the client in early January 2015. The decrease in accrued expenses and other liabilities in 2014 was primarily due to the relative timing of sales tax and VAT payments year over year.

In 2013, the decreases in accounts receivable and accounts payable reflect the effect of a single significant sale transacted with a public sector client late in December 2012. The increase in other assets in 2013 was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2013, in advance of our being able to recognize the related revenue.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	87	83	83
Days inventory outstanding (“DIOs”) (b)	10	9	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(77)	(68)	(64)

Cash conversion cycle (days) (d)	20	24	27

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 20 days in the fourth quarter ended December 31, 2015, a decrease of four days from the fourth quarter of 2014, due primarily to an increase in DPOs in North America driven by a single significant payment to a supplier that was due and paid in January 2016, after the resolution of certain invoicing issues with the supplier. Although we did not pay the supplier until after year-end, we collected on the accounts receivable from the client in the fourth quarter of 2015 under normal credit terms.

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

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2016 in excess of working capital needs to repurchase shares of our common stock and support our capital expenditures for the year and to pay down our debt balances. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $13.4 million, $10.0 million and $19.0 million in 2015, 2014 and 2013, respectively, were primarily related to technology and facility enhancements. We expect total capital expenditures in 2016 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

During 2015, we acquired BlueMetal for $44.2 million, net of cash acquired.

Net cash used in financing activities. During 2015, we had net combined borrowings on our long-term debt under our senior revolving credit facility (“revolving facility”) and our accounts receivable securitization facility (“ABS facility”) of $28.0 million and made net repayments under our inventory financing facility of $16.5 million. In 2015, we also funded $91.8 million of repurchases of our common stock. During 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility of $5.5 million and had net borrowings under our inventory financing facility of $7.5 million. In 2014, we also funded $50.4 million of repurchases of our common stock. During 2013, we had net combined repayments on our revolving facility and our ABS facility of $13.5 million and had net repayments under our inventory financing facility of $1.6 million. In 2013, we funded $57.8 million of repurchases of our common stock.

Financing Facilities

As of December 31, 2015, our long-term debt balance consisted of $89.0 million outstanding under our $200.0 million ABS facility and no amounts outstanding under our $350.0 million revolving facility. As of December 31, 2015, the current portion of our long-term debt relates solely to our capital lease and other financing obligations. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2015, qualified receivables were sufficient to permit access to the full $200.0 million, of which $89.0 million was outstanding at December 31, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation and (v) extraordinary or non-recurring non-cash losses or expenses (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the maximum permitted leverage ratio as of December 31, 2015, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $469.3 million, of which $89.0 million was outstanding at December 31, 2015.

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. At December 31, 2015, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At December 31, 2015, no such “amortization event” had occurred.

Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report also include: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of December 31, 2015, we had approximately $158.8 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be permanently reinvested. As of December 31, 2015, the majority of our foreign cash resides in the Netherlands, Canada, Australia and the United Kingdom. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the United States were approximately $88.9 million at December 31, 2015, compared to $79.6 million at the end of 2014. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include guaranties and indemnifications. The guaranties and indemnifications are discussed in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At December 31, 2015, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (a)	$89,000	$—	$89,000	$—	$—
Capital lease and other financing obligations, including interest payments	1,538	1,538	—	—	—
Inventory financing facility (b)	106,327	106,327	—	—	—
Operating lease obligations	69,469	12,299	22,352	17,095	17,723
Severance and restructuring obligations (c)	3,488	3,488	—	—	—
Other contractual obligations (d)	10,223	2,703	3,204	1,474	2,842

Total	$280,045	$126,355	$114,556	$18,569	$20,565

(a)	Reflects the $89.0 million outstanding at December 31, 2015 under our ABS facility as due in June 2017, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	As of December 31, 2015, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(c)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(d)	The table above includes:

I.	Estimated interest payments of $1.4 million in 2016 and $712,000 in the first six months of 2017, based on the current debt balance at December 31, 2015 of $89.0 million under our ABS facility, multiplied by the weighted average interest rate for the year ended December 31, 2015 of 1.6% per annum.
II.	Amounts totaling $573,000 through 2018 for other contractual obligations.
III.	We estimate that we will owe $7.5 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $3.0 million of unrecognized tax benefits, including $296,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The information contained in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of market risk management, including interest rate risk and foreign currency exchange risk, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 19, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona
February 19, 2016

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2015	2014
Current assets:
Cash and cash equivalents	$187,978	$164,524
Accounts receivable, net	1,315,094	1,309,209
Inventories	119,820	122,573
Inventories not available for sale	51,756	45,261
Other current assets	77,011	62,920

Total current assets	1,751,659	1,704,487

Property and equipment, net	88,281	104,181
Goodwill	56,195	26,257
Intangible assets, net	26,983	23,567
Deferred income taxes	62,986	71,720
Other assets	27,913	17,626

	$2,014,017	$1,947,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$905,464	$819,916
Accounts payable—inventory financing facility	106,327	122,781
Accrued expenses and other current liabilities	144,633	144,561
Current portion of long-term debt	1,535	766
Deferred revenue	50,166	50,904

Total current liabilities	1,208,125	1,138,928

Long-term debt	89,000	62,535
Deferred income taxes	239	655
Other liabilities	30,911	24,489

	1,328,275	1,226,607

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 37,106 and 40,147 shares issued and outstanding in 2015 and 2014, respectively	371	401
Additional paid-in capital	316,686	337,167
Retained earnings	408,721	396,992
Accumulated other comprehensive loss – foreign currency translation adjustments	(40,036)	(13,329)

Total stockholders’ equity	685,742	721,231

	$2,014,017	$1,947,838

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$5,373,090	$5,316,229	$5,144,347
Costs of goods sold	4,656,758	4,603,826	4,445,460

Gross profit	716,332	712,403	698,887
Operating expenses:
Selling and administrative expenses	584,906	576,967	564,910
Severance and restructuring expenses	4,907	4,433	12,740

Earnings from operations	126,519	131,003	121,237
Non-operating (income) expense:
Interest income	(783)	(1,062)	(1,230)
Interest expense	7,224	6,019	6,337
Net foreign currency exchange (gain) loss	(393)	327	194
Other expense, net	1,295	1,347	1,412

Earnings before income taxes	119,176	124,372	114,524
Income tax expense	43,325	48,688	43,503

Net earnings	$75,851	$75,684	$71,021

Net earnings per share:
Basic	$2.00	$1.84	$1.65

Diluted	$1.98	$1.83	$1.64

Shares used in per share calculations:
Basic	37,984	41,062	43,012

Diluted	38,275	41,358	43,289

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net earnings	$75,851	$75,684	$71,021
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,707)	(27,270)	(5,716)

Total comprehensive income	$49,144	$48,414	$65,305

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2012	44,594	$446	—	$—	$369,300	$19,657	$315,888	$705,291
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	429	4	—	—	(3,098)	—	—	(3,094)
Stock-based compensation expense	—	—	—	—	6,430	—	—	6,430
Tax benefit from stock-based compensation	—	—	—	—	760	—	—	760
Repurchase of treasury stock	—	—	(3,000)	(57,774)	—	—	—	(57,774)
Retirement of treasury stock	(3,000)	(30)	3,000	57,774	(24,689)	—	(33,055)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(5,716)	—	(5,716)
Net earnings	—	—	—	—	—	—	71,021	71,021

Balances at December 31, 2013	42,023	420	—	—	348,703	13,941	353,854	716,918
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	264	2	—	—	(2,030)	—	—	(2,028)
Stock-based compensation expense	—	—	—	—	7,750	—	—	7,750
Tax benefit from stock-based compensation	—	—	—	—	560	—	—	560
Repurchase of treasury stock	—	—	(2,140)	(50,383)	—	—	—	(50,383)
Retirement of treasury stock	(2,140)	(21)	2,140	50,383	(17,816)	—	(32,546)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(27,270)	—	(27,270)
Net earnings	—	—	—	—	—	—	75,684	75,684

Balances at December 31, 2014	40,147	401	—	—	337,167	(13,329)	396,992	721,231
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	259	3	—	—	(2,268)	—	—	(2,265)
Stock-based compensation expense	—	—	—	—	8,922	—	—	8,922
Tax benefit from stock-based compensation	—	—	—	—	553	—	—	553
Repurchase of treasury stock	—	—	(3,300)	(91,843)	—	—	—	(91,843)
Retirement of treasury stock	(3,300)	(33)	3,300	91,843	(27,688)	—	(64,122)	—
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(26,707)	—	(26,707)
Net earnings	—	—	—	—	—	—	75,851	75,851

Balances at December 31, 2015	37,106	$371	—	$—	$316,686	$(40,036)	$408,721	$685,742

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$75,851	$75,684	$71,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,957	40,570	41,544
Non-cash real estate impairment	800	4,558	—
Provision for losses on accounts receivable	6,761	4,409	4,696
Write-downs of inventories	3,997	2,630	3,719
Write-off of property and equipment	535	741	606
Non-cash stock-based compensation	8,922	7,750	6,430
Excess tax benefit from employee gains on stock-based compensation	(592)	(568)	(909)
Deferred income taxes	5,174	3,794	3,445
Gain on related party sale of property and equipment	—	(895)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(47,206)	(107,969)	111,545
Increase in inventories	(9,214)	(35,714)	(7,391)
Increase in other assets	(26,714)	(3,578)	(29,915)
Increase (decrease) in accounts payable	113,594	121,506	(130,657)
Increase in deferred revenue	2,927	8,303	1,197
Increase (decrease) in accrued expenses and other liabilities	7,718	(10,902)	735

Net cash provided by operating activities	180,510	110,319	76,066

Cash flows from investing activities:
Acquisition of BlueMetal, net of cash acquired	(44,221)	—	—
Purchases of property and equipment	(13,416)	(9,983)	(19,024)
Proceeds from related party sale of property and equipment	—	2,472	—

Net cash used in investing activities	(57,637)	(7,511)	(19,024)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	686,410	484,992	835,328
Repayments on senior revolving credit facility	(686,410)	(501,492)	(851,828)
Borrowings on accounts receivable securitization financing facility	1,897,100	1,050,070	875,000
Repayments on accounts receivable securitization financing facility	(1,869,100)	(1,039,070)	(872,000)
Borrowings under other financing agreements	—	2,002	—
Repayments under other financing agreements	(543)	(150)	—
Payments on capital lease obligation	(223)	(217)	(671)
Net (repayments) borrowings under inventory financing facility	(16,454)	7,529	(1,581)
Payment of deferred financing fees	—	(351)	—
Excess tax benefit from employee gains on stock-based compensation	592	568	909
Payment of payroll taxes on stock-based compensation through shares withheld	(2,265)	(2,028)	(3,094)
Repurchases of common stock	(91,843)	(50,383)	(57,774)

Net cash used in financing activities	(82,736)	(48,530)	(75,711)

Foreign currency exchange effect on cash and cash equivalent balances	(16,683)	(16,571)	(6,633)

Increase (decrease) in cash and cash equivalents	23,454	37,707	(25,302)
Cash and cash equivalents at beginning of year	164,524	126,817	152,119

Cash and cash equivalents at end of year	$187,978	$164,524	$126,817

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Summary of Significant Accounting Policies

Description of Business

We are a Fortune 500-ranked global provider of hardware, software, Cloud and service solutions to business, government, healthcare and educational clients. The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services.

Acquisitions

Effective October 1, 2015, we acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm based in the Boston area with offices in Chicago and New York, for a cash purchase price, net of cash acquired, of approximately $44,221,000. The acquisition was funded using borrowings under our accounts receivable securitization financing facility (see Note 22).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts to reflect our best estimate of probable losses inherent in our accounts receivable balance. The allowance is based on our evaluation of the aging of the receivables, historical write-offs and the current economic environment. We write off individual accounts against the reserve when we no longer believe that it is probable that we will collect the receivable because we become aware of a client’s or partner’s inability to meet its financial obligations. Such awareness may be as a result of bankruptcy filings, or deterioration in the client’s or partner’s operating results or financial position.

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

We regularly perform reviews to determine if facts and circumstances exist which indicate that the useful lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable. When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

Trade Credits

Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a partner for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheets. We derecognize the liability as a reduction of costs of goods sold only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation.

Self Insurance

We are self-insured in the United States for medical insurance up to certain annual stop-loss limits and workers’ compensation claims up to certain deductible limits. We establish reserves for claims, both reported and incurred but not reported, using currently available information as well as our historical claims experience.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $37,317,000, $40,106,000 and $34,900,000 in 2015, 2014 and 2013, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2015. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 3% of our consolidated net sales in 2015.

Supplier Risk

Purchases from Microsoft, Cisco and Ingram Micro (a distributor) accounted for approximately 27%, 11% and 11%, respectively, of our aggregate purchases in 2015. No other partner accounted for more than 10% of purchases in 2015. Our top five partners as a group for 2015 were Microsoft, Cisco, Ingram Micro, HP and Tech Data (a distributor), and approximately 65% of our total purchases during 2015 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $27,574,000, $31,214,000 and $29,394,000 was recorded in 2015, 2014 and 2013, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

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

Foreign Currencies

We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss) – foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

Derivative Financial Instruments

We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments. The fair value of all derivative assets and liabilities are recorded gross in the other current assets and accrued expenses and other current liabilities sections of our consolidated balance sheets. Gains/losses are recorded net in non-operating (income) expense in our consolidated statements of operations.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding RSUs. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net earnings	$75,851	$75,684	$71,021

Denominator:
Weighted-average shares used to compute basic EPS	37,984	41,062	43,012
Dilutive potential common shares due to dilutive RSUs, net of tax effect	291	296	277

Weighted-average shares used to compute diluted EPS	38,275	41,358	43,289

Net earnings per share:
Basic	$2.00	$1.84	$1.65

Diluted	$1.98	$1.83	$1.64

In 2015, 2014 and 2013, approximately 1,000, 20,000 and 177,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015, retrospectively. Adoption resulted in a $13.4 million decrease in total current assets, a $285,000 decrease in total assets and a $285,000 decrease in total liabilities in our consolidated balance sheet at December 31, 2014. Adoption had no impact on our results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The standard changes the measurement from lower of cost or market to lower of cost and net realizable value. This standard is effective for reporting periods beginning after December 15, 2016. The guidance shall be applied prospectively, with early adoption permitted as of the beginning of an interim or annual period. The new standard is not expected to have a material effect on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, “Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” ASU 2015-03 is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt issuance costs also shall be reported as interest expense. ASU 2015-03 is effective for the fiscal year beginning after December 15, 2015, including interim reporting periods within that reporting period. The new standard is not expected to have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for ASU 2014-09 would have required the Company to adopt the new standard beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We expect to adopt the standard in the first quarter of 2018 and are in the process of determining the effect that the adoption will have on our consolidated financial statements. We have not yet selected our planned transition approach.

(2) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Software	$157,291	$157,348
Buildings	65,423	66,796
Equipment	93,956	87,650
Furniture and fixtures	36,170	35,278
Leasehold improvements	21,969	21,268
Land	5,115	5,235

	379,924	373,575
Accumulated depreciation and amortization	(291,643)	(269,394)

Property and equipment, net	$88,281	$104,181

During 2015 and 2014, we periodically assessed whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $535,000, $741,000 and $606,000 during 2015, 2014 and 2013, respectively, to write-off certain property and equipment.

Depreciation and amortization expense related to property and equipment was $26,649,000, $29,243,000 and $29,898,000 in 2015, 2014 and 2013, respectively. Interest charges capitalized in connection with internal-use software development projects in 2015, 2014 and 2013 were immaterial.

(3) Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2015 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$349,679	$151,439	$13,973	$515,091
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

Balance at December 31, 2014	26,257	—	—	26,257
Goodwill acquired during 2015	29,938	—	—	29,938

Balance at December 31, 2015	$56,195	$—	$—	$56,195

On October 1, 2015, we acquired BlueMetal, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $29,938,000 was recorded as goodwill in the North America reporting unit (see Note 22). The primary driver for this acquisition was to strengthen our services capabilities to bring value to our clients’ businesses in the area of application design, mobility and big data.

During 2015, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our North America reporting unit (the only reporting unit with a goodwill balance at any period end) below its carrying value. We performed our annual test of goodwill for impairment during the fourth quarter of 2015. The results of the first step of the two-step goodwill impairment test indicated that the fair value of our North America reporting unit, estimated using the market approach, was in excess of the carrying value, and thus we did not perform step two of the impairment test.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Customer relationships	$119,749	$109,620
Other	1,640	—

	121,389	109,620
Accumulated amortization	(94,406)	(86,053)

Intangible assets, net	$26,983	$23,567

During 2015, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized in 2015, 2014 and 2013 was $11,308,000, $11,327,000 and $11,646,000, respectively. Future amortization expense for the remaining unamortized balance as of December 31, 2015 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2016	$10,346
2017	4,464
2018	4,098
2019	1,700
2020	1,700
Thereafter	4,675

Total amortization expense	$26,983

(5) Accounts Payable - Inventory Financing Facility

We have entered into an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets.

The aggregate availability for vendor purchases under our inventory financing facility is $250,000,000. Prior to July 2, 2015, the maximum borrowing capacity was $200,000,000. The facility matures on April 26, 2017. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility. Imputed interest of $3,406,000, $2,386,000 and $2,453,000 was recorded in 2015, 2014 and 2013, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s domestic assets that is of equal priority to the liens securing borrowings under our revolving facility.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(6) Debt, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	89,000	61,000
Capital lease and other financing obligations	1,535	2,301

Total	90,535	63,301
Less: current portion of capital lease and other financing obligations	(1,535)	(766)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$89,000	$62,535

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity amount of $350,000,000 and matures on April 26, 2017. The revolving facility is used for general corporate purposes, which may include acquisitions and share repurchases, and may be used for borrowings in certain foreign currencies and for letters of credit, in each case up to specified sublimits. The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. Deferred financing fees of $2,300,000 were capitalized in conjunction with the amendment to the revolving facility in 2012. Such fees are being amortized to interest expense over the term of the facility. During 2015, 2014 and 2013, due to availability under our other financing facility, weighted average borrowings under our revolving facility were $21,987,000, $6,634,000 and $17,943,000, respectively. Interest expense associated with the revolving facility was $1,813,000, $1,571,000 and $1,738,000 in 2015, 2014 and 2013, respectively, including the commitment fee and amortization of deferred financing fees. As of December 31, 2015, $350,000,000 was available under the revolving facility. See “Maximum Leverage Ratio” below.

Our accounts receivable securitization financing facility (“ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on June 30, 2017. Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to independent financial institution purchasers under the ABS facility (“Purchasers”), which is administered by an independent financial institution agent. The SPE’s assets are available first and foremost to satisfy the claims of the Purchasers, and we cannot convey any interest in the receivables sold to the Purchasers (or allow any adverse claims on the receivables) without the consent of the Purchasers. In addition, the SPE is required to maintain a minimum capital amount and various reserves pursuant to the terms of the ABS facility. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2015 and 2014, the SPE owned $849,336,000 and $788,632,000, respectively, of receivables recorded at fair value and included in the accompanying consolidated balance sheets. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2015, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $89,000,000 was outstanding at December 31, 2015. See “Maximum Leverage Ratio” below.

Under our ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2015 was 1.33% per annum, including a 0.90% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.40%. Deferred financing fees of $351,000 and $378,000 were capitalized in conjunction with amendments to our ABS facility in 2014 and 2012, respectively. Such fees are being amortized to interest expense over the term of the facility. During the years ended December 31, 2015, 2014 and 2013, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and the amortization of deferred financing fees, was 1.6%, 1.7% and 1.6%, respectively. Weighted average borrowings under our ABS facility in 2015, 2014 and 2013 were $112,101,000, $105,992,000 and $112,959,000, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation and (v) extraordinary or non-recurring non-cash losses or expenses (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of December 31, 2015, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $469,349,000, of which $89,000,000 was outstanding at December 31, 2015.

Capital Lease and Other Financing Obligations

Our obligations under capitalized leases are included in long-term debt in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The current and long-term portions of the obligations are included in the table above.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At December 31, 2015 and 2014, amounts owed under other financing agreements of $1,309,000 and $1,852,000, respectively, which are payable in installments through August 2016, are included in our current and long-term debt balances as summarized in the table above.

(7) Operating Leases

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $14,737,000, $15,493,000 and $15,731,000 in 2015, 2014 and 2013, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015 are as follows (in thousands):

Years Ending December 31,
2016	$12,299
2017	11,919
2018	10,433
2019	9,375
2020	7,720
Thereafter	17,723

Total minimum lease payments	$69,469

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amounts in the table above exclude approximately $1.5 million in each of 2016 and 2017 and approximately $1.6 million in each of 2018 and 2019 in non-cancellable rental income.

(8) Severance and Restructuring Activities

During 2015, 2014 and 2013, we recorded severance expense associated with the elimination of certain positions based on a re-alignment of roles and responsibilities, a continued review of resource needs in North America and significant restructuring activities in EMEA, primarily in the United Kingdom, Germany and France, as we worked to rationalize our selling and administrative expenses in EMEA.

The following table details the activity for each of the three years in the period ending December 31, 2015 related to these resource actions, and the outstanding obligations as of December 31, 2015 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2012	$1,249	$1,391	$—	$2,640
Severance costs, net of adjustments	3,325	9,415	—	12,740
Cash payments	(2,864)	(7,771)	—	(10,635)
Foreign currency translation adjustments	—	212	—	212

Balances at December 31, 2013	1,710	3,247	—	4,957
Severance costs, net of adjustments	971	3,356	106	4,433
Cash payments	(1,786)	(3,475)	(106)	(5,367)
Foreign currency translation adjustments	(38)	(157)	—	(195)

Balances at December 31, 2014	857	2,971	—	3,828
Severance costs, net of adjustments	1,126	3,781	—	4,907
Cash payments	(1,456)	(3,534)	—	(4,990)
Foreign currency translation adjustments	(22)	(235)	—	(257)

Balances at December 31, 2015	$505	$2,983	$—	$3,488

Adjustments were recorded as a reduction to severance and restructuring expense in 2015, 2014 and 2013 of $600,000, $1,023,000 and $292,000, respectively, due to changes in estimates.

The remaining outstanding obligations as of December 31, 2015 are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

(9) Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2015	2014	2013
North America	$6,648	$5,933	$5,118
EMEA	1,908	1,547	1,061
APAC	366	270	251

Total Consolidated	$8,922	$7,750	$6,430

Company Plan

On October 1, 2007, Insight’s Board of Directors approved the 2007 Omnibus Plan (the “2007 Plan”), and the 2007 Plan became effective when it was approved by Insight’s stockholders at the annual meeting on November 12, 2007. On August 12, 2008, the 2007 Plan was amended to clarify certain provisions relating to forfeiture restrictions and grants of discretionary awards to non-employee directors. On May 18, 2011, Insight’s stockholders approved the Company’s Amended 2007 Omnibus Plan (the “Amended 2007 Plan”) to, among other changes, increase the number of shares of common stock authorized to be issued thereunder to a total of 7,250,000 shares. The Amended 2007 Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Amended 2007 Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Amended 2007 Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. Teammates, officers and members of the Board of Directors are eligible for awards under the Amended 2007 Plan, and consultants and independent contractors are also eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock. The Amended 2007 Plan allows for awards of options, stock appreciation rights, restricted stock, RSUs, performance awards as well as grants of cash awards. As of December 31, 2015, of the 7,250,000 shares of stock reserved for awards issued under the Amended 2007 Plan, 3,769,996 shares of stock were available for grant.

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

As of December 31, 2015, total compensation cost related to nonvested RSUs not yet recognized is $14,878,000, which is expected to be recognized over the next 1.27 years on a weighted-average basis.

The following table summarizes our RSU activity during 2015:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	888,967	$22.06
Granted	501,809	$26.25
Vested, including shares withheld to cover taxes	(344,625)	$21.47	$9,168,784	(a)

Forfeited	(94,367)	$23.51

Nonvested at the end of year	951,784	$24.35	$23,908,814	(b)

Expected to vest	874,369		$21,964,149	(b)

(a)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2014 and 2013 was $8,371,565 and $11,829,527, respectively.
(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $25.12 as of December 31, 2015, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2015, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2015, 2014 and 2013 of 85,652, 86,732 and 151,521, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2015, 2014 and 2013, total payments for the employees’ tax obligations to the taxing authorities were $2,265,000, $2,028,000 and $3,094,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Impairment Loss on Assets Held for Sale

In November 2014, we relocated our sales and administrative operations that were housed in the property that we own in Bloomingdale, Illinois. The property is classified as a held for sale asset, which is included in other current assets in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. During 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The property continues to be marketed for sale, and during 2015, an additional non-cash impairment charge of $800,000 was recorded based on a decline in the estimated fair market value. The estimated fair market value was derived from Level 2 fair value inputs (observable market based inputs or unobservable inputs that are corroborated by market data), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in the accompanying consolidated statements of operations for 2015 and 2014.

(11) Income Taxes

The following table presents the United States (“U.S.”) and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2015	2014	2013
United States	$90,575	$89,679	$95,481
Foreign	28,601	34,693	19,043

	$119,176	$124,372	$114,524

Income tax expense:

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. Federal	$24,369	$27,332	$27,782
U.S. State and local	2,705	3,242	2,662
Foreign	11,077	14,320	9,614

	38,151	44,894	40,058

Deferred:
U.S. Federal	5,104	4,541	4,039
U.S. State and local	602	330	921
Foreign	(532)	(1,077)	(1,515)

	5,174	3,794	3,445

	$43,325	$48,688	$43,503

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2015		2014		2013
Statutory federal income tax rate	$41,712	35.0%	$43,530	35.0%	$40,083	35.0%
State income tax expense, net of federal income tax benefit	3,180	2.7	3,416	2.8	3,662	3.2
Audits and adjustments, net	(886)	(0.7)	(186)	(0.2)	(1,730)	(1.5)
Change in valuation allowances	2,944	2.5	6,471	5.2	4,160	3.6
Foreign income taxed at different rates	(5,729)	(4.8)	(5,309)	(4.3)	(2,665)	(2.3)
Non-deductible compensation	474	0.4	404	0.3	275	0.2
Other, net	1,630	1.3	362	0.3	(282)	(0.2)

Effective tax rate	$43,325	36.4%	$48,688	39.1%	$43,503	38.0%

For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the United States were approximately $88,888,000 at December 31, 2015. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Goodwill and other intangibles	$42,281	$53,869
Net operating losses	17,433	17,439
Foreign tax credits	12,972	13,106
Accruals	7,423	7,311
Accounts receivable	3,749	6,206
Stock-based compensation	3,558	3,137
Inventories	2,667	2,216
Deferred revenue	351	321
Other	2,391	1,307

Gross deferred tax assets	92,825	104,912
Valuation allowances	(28,750)	(28,709)

Total deferred tax assets	64,075	76,203

Deferred tax liabilities:
Property and equipment	(1,102)	(4,933)
Prepaid expenses	(226)	(205)

Total deferred tax liabilities	(1,328)	(5,138)

Net deferred tax assets	$62,747	$71,065

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Net non-current deferred tax assets	$62,986	$71,720
Net non-current deferred tax liabilities	(239)	(655)

Net deferred tax assets	$62,747	$71,065

As of December 31, 2015, we have U.S. federal net operating loss carryforwards (“NOLs”) of $485,000 that will expire between 2032 and 2035 and deferred tax assets related to U.S. state NOLs of $620,000 that will expire between 2016 and 2030. We also have NOLs from various non-U.S. jurisdictions of $61,537,000. While the majority of the non-U.S. NOLs have no expiration date, $3,001,000 will expire between 2016 and 2022.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2015 and 2014, our valuation allowances totaled $28,750,000 and $28,709,000, respectively, representing non-U.S. NOLs, foreign depreciation allowances and foreign tax credits. We expect to fully utilize the federal NOLs within the next three years.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2015	2014
Valuation allowances at beginning of year	$28,709	$24,508
Increase in income tax expense	2,944	6,471
Foreign currency translation adjustments	(1,743)	(2,270)
Other	(1,160)	—

Valuation allowances at end of year	$28,750	$28,709

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2015 and 2014, we had approximately $3,335,000 and $4,306,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $296,000 and $336,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2014	$3,970
Additions for tax positions in prior periods	53
Additions for tax positions in current period	483
Subtractions due to foreign currency translation	(70)
Subtractions due to audit settlements and statute expirations	(1,397)

Balance at December 31, 2015	$3,039

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

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions. In the United States, federal income tax returns for 2012, 2013, 2014 and 2015 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(12) Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no amounts outstanding under our revolving facility and $89,000,000 outstanding under our ABS facility at December 31, 2015. The interest rate attributable to the borrowings under our ABS facility was 1.33% per annum at December 31, 2015. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(13) Derivative Financial Instruments

We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivative contracts for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet based on observable market based inputs or unobservable inputs that are corroborated by market data (Level 2). Gains or losses resulting from changes in fair value of the derivative are recorded currently in income. We do not designate our hedges for hedge accounting, and our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.

We use foreign exchange forward contracts to mitigate risk associated with certain non-functional currency assets and liabilities from changes in exchange rate movements. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $9,750,000 and an average maturity of approximately twelve days.

Our derivative financial instruments as of December 31, 2015 were not material. The effect of our derivative financial instruments on our results of operations during the years ended December 31, 2015, 2014 and 2013 were a loss of $942,000, a loss of $205,000 and a gain of $398,000, respectively. These amounts are reported within the net foreign currency exchange (gain) loss line item in our consolidated statements of operations.

(14) Fair Value Measurements

Fair value measurements are determined based on the following three categories:

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

As of December 31, 2015, other than the held for sale asset discussed in Note 10, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(15) Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 25% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $7,190,000, $7,083,000 and $6,923,000 for 2015, 2014 and 2013, respectively.

(16) Share Repurchase Programs

In February 2015, October 2014, October 2013 and February 2013, our Board of Directors authorized share repurchase programs of $75,000,000, $25,000,000, $50,000,000 and $50,000,000, respectively. The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2015	3,300	$27.83	$91,843
2014	2,140	23.54	50,383
2013	3,000	19.26	57,774

Total	8,440		$200,000

All shares repurchased were retired.

Subsequent to December 31, 2015, on February 10, 2016, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. Any share repurchases will be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.

(17) Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2015, we had approximately $1,451,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2015. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

Contingencies Related to Third-Party Review

From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and partner audits. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in our consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.

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

(18) Related Party Transaction

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The facility was sold for $2,500,000, the full appraisal value based on two property valuations provided by independent real estate brokers. The Audit Committee approved the sale of the facility, as required under the Company’s Code of Ethics and Business Practices and other applicable policies, practices and requirements. The Company was not required to pay a commission. Total proceeds from the sale of $2,472,000, net of related closing costs and fees, were collected in December 2014, and no amounts related to this transaction remain outstanding. During 2014, the Company recognized a gain of $895,000 on the sale of the facility.

(19) Supplemental Financial Information

A summary of additions and deductions related to the allowance for doubtful accounts receivable for 2015, 2014 and 2013 follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2015	$19,336	$6,761	$(14,225)	$11,872

Year ended December 31, 2014	$19,908	$4,409	$(4,981)	$19,336

Year ended December 31, 2013	$18,905	$4,696	$(3,693)	$19,908

During 2015, we undertook a project to analyze our older accounts receivable to attempt further collection action, or where appropriate, to write off such accounts as uncollectible. Since these aged accounts receivable had been fully reserved against, the write off was accomplished through the elimination of the associated allowance, with no effect on net accounts receivable balances. The reduction of the allowance for doubtful accounts from $19,336,000 at December 31, 2014 to $11,872,000 at December 31, 2015 was a direct result of the write off of these older fully reserved accounts receivable as well as an overall improvement in managing the receivables portfolio. The reduction of the reserve during 2015 related to these actions had no effect on our results of operations.

(20) Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,866	$2,439	$2,700

Cash paid during the year for income taxes, net of refunds	$41,062	$51,715	$37,872

Non-cash investing activities for 2015 and 2014 included $662,000 and $1,668,000, respectively, of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash. Non-cash capital expenditures in accounts payable for the year ended December 31, 2013 were immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(21) Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. Net sales by product or service type for North America, EMEA and APAC were as follows (in thousands):

	North America Years Ended December 31,
Sales Mix	2015	2014	2013
Hardware	$2,336,788	$2,175,397	$2,130,006
Software	1,231,269	1,174,234	1,129,114
Services	255,471	213,095	211,640

	$3,823,528	$3,562,726	$3,470,760

	EMEA Years Ended December 31,
Sales Mix	2015	2014	2013
Hardware	$531,308	$572,494	$504,006
Software	799,761	930,763	930,903
Services	40,068	36,711	34,265

	$1,371,137	$1,539,968	$1,469,174

	APAC Years Ended December 31,
Sales Mix	2015	2014	2013
Hardware	$14,333	$12,463	$6,222
Software	158,046	193,533	191,355
Services	6,046	7,539	6,836

	$178,425	$213,535	$204,413

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2015, 2014 or 2013.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$3,823,528	$1,371,137	$178,425	$5,373,090
Costs of goods sold	3,321,965	1,184,850	149,943	4,656,758

Gross profit	501,563	186,287	28,482	716,332
Operating expenses:
Selling and administrative expenses	396,603	165,879	22,424	584,906
Severance and restructuring expenses	1,126	3,781	—	4,907

Earnings from operations	$103,834	$16,627	$6,058	$126,519

Total assets	$1,999,485	$543,146	$114,973	$2,657,604	*

	Year Ended December 31, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$3,562,726	$1,539,968	$213,535	$5,316,229
Costs of goods sold	3,085,279	1,340,052	178,495	4,603,826

Gross profit	477,447	199,916	35,040	712,403
Operating expenses:
Selling and administrative expenses	372,936	178,816	25,215	576,967
Severance and restructuring expenses	971	3,356	106	4,433

Earnings from operations	$103,540	$17,744	$9,719	$131,003

Total assets	$1,840,057	$575,757	$117,437	$2,533,251	*

	Year Ended December 31, 2013
	North America	EMEA	APAC	Consolidated
Net sales	$3,470,760	$1,469,174	$204,413	$5,144,347
Costs of goods sold	2,998,573	1,277,850	169,037	4,445,460

Gross profit	472,187	191,324	35,376	698,887
Operating expenses:
Selling and administrative expenses	362,380	178,012	24,518	564,910
Severance and restructuring expenses	3,325	9,415	—	12,740

Earnings from operations	$106,482	$3,897	$10,858	$121,237

Total assets	$1,645,095	$576,825	$125,106	$2,347,026	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $643,587,000, $585,413,000 and $478,415,000 at December 31, 2015, 2014 and 2013, respectively. As stated in Note 1, we early adopted ASU 2015-17 effective December 31, 2015, retrospectively, and have reclassified all prior periods presented to conform to the current presentation.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2015
Net sales	$3,645,876	$711,957	$1,015,257	$5,373,090
Total long-lived assets	$58,748	$16,810	$12,723	$88,281

2014
Net sales	$3,368,798	$746,123	$1,201,308	$5,316,229
Total long-lived assets	$70,439	$19,522	$14,220	$104,181

2013
Net sales	$3,281,403	$656,559	$1,206,385	$5,144,347
Total long-lived assets	$91,768	$23,687	$17,365	$132,820

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2015	2014	2013
North America	$30,470	$31,365	$31,815
EMEA	6,591	8,325	8,608
APAC	896	880	1,121

Total	$37,957	$40,570	$41,544

(22) Acquisition

Effective October 1, 2015, we acquired BlueMetal, an interactive design and technology architecture firm based in the Boston area, with offices in Chicago and New York, for a cash purchase price, net of cash acquired, of approximately $44,221,000.

The total fair value of net assets acquired was approximately $15,412,000, including $15,240,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight and three years, respectively. The purchase price was allocated using the information currently available. Further information regarding items such as deferred tax amounts and liabilities assumed could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $29,938,000, which was recorded in our North America operating segment. BlueMetal delivers strategic design, application development, business intelligence solutions and data visualization platforms, and we believe this acquisition strengthens our services capabilities to bring value to our clients’ businesses in the area of application design, mobility and big data. The addition of the BlueMetal employees to our team and the opportunity to grow our services business are the primary factors making up the goodwill recognized as part of the transaction. None of the goodwill is tax deductible.

We consolidated the results of operations for BlueMetal beginning on the October 1, 2015 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of BlueMetal and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(23) Selected Quarterly Financial Information (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for 2015 and 2014 (in thousands, except per share data):

	Quarters Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Net sales	$1,387,185	$1,342,195	$1,424,031	$1,219,679	$1,446,134	$1,237,668	$1,417,897	$1,214,530
Costs of goods sold	1,206,332	1,159,944	1,232,616	1,057,866	1,263,895	1,065,848	1,223,298	1,050,785

Gross profit	180,853	182,251	191,415	161,813	182,239	171,820	194,599	163,745
Operating expenses:
Selling and administrative expenses	147,310	148,796	148,004	140,796	143,594	143,134	147,810	142,429
Severance and restructuring expenses	2,995	817	372	723	3,478	308	310	337

Earnings from operations	30,548	32,638	43,039	20,294	35,167	28,378	46,479	20,979
Non-operating (income) expense:
Interest income	(172)	(265)	(192)	(154)	(251)	(229)	(333)	(249)
Interest expense	1,706	2,062	1,718	1,738	1,466	1,594	1,501	1,458
Net foreign currency exchange loss (gain)	535	(1,561)	20	613	(868)	238	461	496
Other expense, net	326	357	281	331	286	369	443	249

Earnings before income taxes	28,153	32,045	41,212	17,766	34,534	26,406	44,407	19,025
Income tax expense	9,577	11,220	15,713	6,815	15,051	9,004	17,158	7,475

Net earnings	$18,576	$20,825	$25,499	$10,951	$19,483	$17,402	$27,249	$11,550

Net earnings per share:
Basic	$0.50	$0.56	$0.67	$0.28	$0.48	$0.42	$0.67	$0.28

Diluted	$0.50	$0.56	$0.67	$0.27	$0.48	$0.42	$0.66	$0.28

Shares used in per share calculations:
Basic	37,099	37,095	38,067	39,673	40,692	40,972	40,951	41,632

Diluted	37,429	37,351	38,326	39,994	41,015	41,270	41,228	41,918

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item can be found in our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

(b) Exhibits

The exhibits list immediately following the signature page is incorporated herein by reference as the list of exhibits required as part of this report.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer

Dated: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth T. Lamneck Kenneth T. Lamneck	President, Chief Executive Officer and Director (principal executive officer)	February 19, 2016

/s/ Glynis A. Bryan Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 19, 2016

/s/ Dana A. Leighty Dana A. Leighty	Vice President, Finance (principal accounting officer)	February 19, 2016

/s/ Timothy A. Crown* Timothy A. Crown	Chairman of the Board	February 19, 2016

/s/ Richard E. Allen* Richard E. Allen	Director	February 19, 2016

/s/ Catherine Courage* Catherine Courage	Director	February 19, 2016

/s/ Bennett Dorrance* Bennett Dorrance	Director	February 19, 2016

/s/ Michael M. Fisher* Michael M. Fisher	Director	February 19, 2016

/s/ Anthony A. Ibargüen* Anthony A. Ibargüen	Director	February 19, 2016

/s/ Robertson C. Jones* Robertson C. Jones	Director	February 19, 2016

/s/ Kathleen S. Pushor* Kathleen S. Pushor	Director	February 19, 2016

* By:	/s/ Michael L. Walker
Michael L. Walker, Attorney in Fact

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2015

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.4(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.5(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.6(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.7(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

10.8(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.9(2)	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012	10-K	000-25092	10.12	February 22, 2013

10.10(2)	Managing Director Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2015

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.11	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions	10-K	000-25092	10.38	March 27, 2003

10.12	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer	10-Q	000-25092	10.1	November 13, 2003

10.13	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003	10-Q	000-25092	10.2	November 13, 2003

10.14	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA	10-K	000-25092	10.42	March 11, 2004

10.15	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005	10-Q	000-25092	10.4	May 9, 2005

10.16	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005	8-K	000-25092	10.1	December 22, 2005

10.17	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006	8-K	000-25092	10.2	September 8, 2006

10.18	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008	8-K	000-25092	10.3	September 23, 2008

10.19	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009	10-Q	000-25092	10.1	August 6, 2009

10.20	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers	10-Q	000-25092	10.1	November 4, 2010

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2015

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.21	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent	8-K	000-25092	10.3	May 2, 2012

10.22	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	May 2, 2012

10.23	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	May 2, 2012

10.24	Omnibus Amendment, dated as of June 25, 2014, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as successor agent	8-K	000-25092	10.1	July 1, 2014

10.25	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 2, 2015, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as a lender and as an administrative agent, Wells Fargo Capital Finance, LLC, as a lender, as collateral agent and as an administrative agent, and the other lenders party thereto.	8-K	000-25092	10.1	July 9, 2015

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2015

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.26	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	10-Q	000-25092	10.1	October 29, 2015

10.27	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	October 29, 2015

10.28	Amendment to Receivables Purchase Agreement, dated as of October 15, 2015, among Insight Receivables, LLC, Insight Enterprises, Inc., PNC Bank, National Association and Wells Fargo Bank, National Association	10-Q	000-25092	10.3	October 29, 2015

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2015

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

24.1	Power of Attorney for Timothy A. Crown dated February 10, 2016					X

24.2	Power of Attorney for Richard E. Allen dated February 10, 2016					X

24.3	Power of Attorney for Catherine Courage dated February 10, 2016					X

24.4	Power of Attorney for Bennett Dorrance dated January 21, 2016					X

24.5	Power of Attorney for Michael M. Fisher dated February 10, 2016					X

24.6	Power of Attorney for Anthony A. Ibargüen dated February 10, 2016					X

24.7	Power of Attorney for Robertson C. Jones dated February 10, 2016					X

24.8	Power of Attorney for Kathleen S. Pushor dated February 10, 2016					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Glynis A. Bryan, Timothy A. Crown, Catherine Courage, Steven W. Dodenhoff, Bennett Dorrance, Wolfgang Ebermann, Michael M. Fisher, Michael P. Guggemos, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Dana A. Leighty and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.