Form 10-Q
period 2016-03-31
INSIGHT ENTERPRISES INC
filed 2016-04-29
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

The number of shares outstanding of the issuer’s common stock as of April 22, 2016 was 36,704,965.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2016

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected annualized savings from recent cost reduction initiatives across our North America business; the expected effects of seasonality on our business; our intentions concerning the payment of dividends and retirement of treasury shares; our acquisition strategy; projections of capital expenditures in 2016; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; the effect of new accounting principles or changes in accounting policies; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans related thereto; our plans to use cash flow from operations for working capital, to pay down debt balances, to make capital expenditures, to repurchase shares of our common stock and to fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.

Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on partners for product availability, competitive products to sell and related marketing funds and purchasing incentives;

•	changes in the information technology (“IT”) industry and/or rapid changes in technology;

•	possible significant fluctuations in our future operating results;

•	general economic conditions;

•	the risks associated with our international operations;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	our reliance on commercial delivery services;

•	our dependence on certain personnel;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$173,910	$187,978
Accounts receivable, net of allowance for doubtful accounts of $11,026 and $11,872, respectively	1,050,866	1,315,094
Inventories	129,452	119,820
Inventories not available for sale	52,453	51,756
Other current assets	85,147	77,011

Total current assets	1,491,828	1,751,659
Property and equipment, net of accumulated depreciation and amortization of $298,292 and $291,643, respectively	85,975	88,281
Goodwill	56,195	56,195
Intangible assets, net of accumulated amortization of $98,516 and $94,406, respectively	23,790	26,983
Deferred income taxes	62,927	62,986
Other assets	28,452	27,913

	$1,749,167	$2,014,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$609,882	$905,464
Accounts payable—inventory financing facility	102,064	106,327
Accrued expenses and other current liabilities	122,315	144,633
Current portion of long-term debt	1,206	1,535
Deferred revenue	53,627	50,166

Total current liabilities	889,094	1,208,125
Long-term debt	141,171	89,000
Deferred income taxes	197	239
Other liabilities	31,222	30,911

	1,061,684	1,328,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 36,832 shares at March 31, 2016 and 37,106 shares at December 31, 2015 issued and outstanding	368	371
Additional paid-in capital	313,273	316,686
Retained earnings	406,459	408,721
Accumulated other comprehensive loss – foreign currency translation adjustments	(32,617)	(40,036)

Total stockholders’ equity	687,483	685,742

	$1,749,167	$2,014,017

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,168,982	$1,219,679
Costs of goods sold	1,007,874	1,057,866

Gross profit	161,108	161,813
Operating expenses:
Selling and administrative expenses	146,119	140,796
Severance and restructuring expenses	1,356	723

Earnings from operations	13,633	20,294
Non-operating (income) expense:
Interest income	(250)	(154)
Interest expense	1,848	1,738
Net foreign currency exchange loss	616	613
Other expense, net	268	331

Earnings before income taxes	11,151	17,766
Income tax expense	4,263	6,815

Net earnings	$6,888	$10,951

Net earnings per share:
Basic	$0.19	$0.28

Diluted	$0.18	$0.27

Shares used in per share calculations:
Basic	37,075	39,673

Diluted	37,386	39,994

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net earnings	$6,888	$10,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,419	(16,882)

Total comprehensive income (loss)	$14,307	$(5,931)

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$6,888	$10,951
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	10,180	9,542
Provision for losses on accounts receivable	608	1,083
Write-downs of inventories	967	826
Non-cash stock-based compensation	2,799	2,323
Excess tax benefit from employee gains on stock-based compensation	(258)	(345)
Deferred income taxes	(1)	31
Changes in assets and liabilities:
Decrease in accounts receivable	265,222	239,253
Increase in inventories	(11,334)	(18,079)
Increase in other assets	(8,259)	(11,456)
Decrease in accounts payable	(297,714)	(198,530)
Increase in deferred revenue	3,370	7,384
Decrease in accrued expenses and other liabilities	(19,655)	(22,165)

Net cash (used in) provided by operating activities	(47,187)	20,818

Cash flows from investing activities:
Purchases of property and equipment	(2,896)	(3,194)

Net cash used in investing activities	(2,896)	(3,194)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	214,920	158,410
Repayments on senior revolving credit facility	(214,920)	(138,910)
Borrowings on accounts receivable securitization financing facility	516,000	409,100
Repayments on accounts receivable securitization financing facility	(465,000)	(395,100)
Repayments under other financing agreements	(632)	—
Payments on capital lease obligations	(56)	(55)
Net (repayments) borrowings under inventory financing facility	(4,263)	22,505
Excess tax benefit from employee gains on stock-based compensation	258	345
Payment of payroll taxes on stock-based compensation through shares withheld	(2,098)	(1,826)
Repurchases of common stock	(13,461)	(38,559)

Net cash provided by financing activities	30,748	15,910

Foreign currency exchange effect on cash and cash equivalent balances	5,267	(11,932)

(Decrease) increase in cash and cash equivalents	(14,068)	21,602
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$173,910	$186,126

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2016, and our results of operations and cash flows for the three months ended March 31, 2016 and 2015. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations include the results of BlueMetal Architects, Inc. (“BlueMetal”) from its acquisition date of October 1, 2015.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases” (Topic 842), which supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients. We are in the process of determining the effect that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures and have not yet selected our planned transition approach or the timing of adoption.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, and, therefore, we anticipate increased income tax expense volatility after adoption of this ASU. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the effect of this guidance on our financial statements and the timing of adoption.

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 that affect or may affect our financial statements.

2. Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”). A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net earnings	$6,888	$10,951

Denominator:
Weighted average shares used to compute basic EPS	37,075	39,673
Dilutive potential common shares due to dilutive RSUs, net of tax effect	311	321

Weighted average shares used to compute diluted EPS	37,386	39,994

Net earnings per share:
Basic	$0.19	$0.28

Diluted	$0.18	$0.27

For the three months ended March 31, 2016, 138,000 of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. There were no anti-dilutive RSUs for the three months ended March 31, 2015. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	140,000	89,000
Capital leases and other financing obligations	2,377	1,535

Total	142,377	90,535
Less: current portion of capital leases and other financing obligations	(1,206)	(1,535)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$141,171	$89,000

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing capacity amount of $350,000,000 and matures on April 26, 2017.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum borrowing capacity of $200,000,000 and matures on June 30, 2017. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2016, qualified receivables were sufficient to permit access to the full $200,000,000 facility amount, of which $140,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation and (v) extraordinary or non-recurring non-cash losses or expenses (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is 2.75 times our trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of March 31, 2016, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550,000,000 to $455,123,000, of which $140,000,000 was outstanding at March 31, 2016.

Capital Lease

In March 2016, we entered into a new capitalized lease with a 36-month term for certain IT equipment. The obligation under the capitalized lease is included in long-term debt in our consolidated balance sheet as of March 31, 2016. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our consolidated statement of cash flows for the three months ended March 31, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Severance and Restructuring Activities

During the three months ended March 31, 2016, we recorded severance expense associated with the realignment of certain roles and responsibilities, primarily cost reduction initiatives across our U.S. business.

The following table details the activity related to these resource actions for the three months ended March 31, 2016 and the outstanding obligations as of March 31, 2016 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2015	$505	$2,983	$—	$3,488
Severance costs, net of adjustments	1,217	24	115	1,356
Cash payments	(253)	(1,278)	(66)	(1,597)
Foreign currency translation adjustments	—	55	—	55

Balances at March 31, 2016	$1,469	$1,784	$49	$3,302

Adjustments were recorded as a reduction to severance and restructuring expense in North America and EMEA of $4,000 and $63,000, respectively, in the three months ended March 31, 2016, due to changes in estimates.

The remaining outstanding obligations are expected to be paid during the next 12 months and, therefore, are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

5. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2016	2015
North America	$2,097	$1,731
EMEA	591	502
APAC	111	90

Total Consolidated	$2,799	$2,323

As of March 31, 2016, total compensation cost related to nonvested RSUs not yet recognized is $22,961,000, which is expected to be recognized over the next 1.46 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the three months ended March 31, 2016:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2016	951,784	$24.35
Granted(a)	421,356	25.82
Vested, including shares withheld to cover taxes	(311,325)	23.48	$8,017,180	(b)

Forfeited	(5,218)	24.19

Nonvested at March 31, 2016(a)	1,056,597	25.19	$30,260,938	(c)

Expected to vest	930,483		$26,649,033	(c)

(a)	Includes 125,410 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2016 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2016.
(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $28.64 as of March 31, 2016, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 38.2% and 38.4%, respectively. For the three months ended March 31, 2016 and 2015, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

As of March 31, 2016 and December 31, 2015, we had approximately $3,490,000 and $3,335,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $330,000 and $296,000, respectively, related to accrued interest.

Several of our subsidiaries are currently under audit for tax years 2006 through 2014. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

7. Share Repurchase Programs

In February 2016, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the three months ended March 31, 2016, we purchased 504,504 shares of our common stock on the open market at a total cost of approximately $13,461,000 (an average price of $26.68 per share). As of March 31, 2016, approximately $36,539,000 remains available for repurchases of our common stock. There is no stated expiration date of this repurchase program. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the three months ended March 31, 2016 were retired.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

During the comparative three months ended March 31, 2015, under previously authorized share repurchase programs, we purchased 1,468,218 shares of our common stock at a total cost of approximately $38,559,000 (an average price of $26.26 per share). All shares repurchased were retired.

8. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2016, we had approximately $2,108,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2016. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

9. Segment Information

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

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	$518,021	$505,252	$120,047	$145,984	$3,663	$1,926
Software	243,368	258,492	174,048	198,460	33,531	38,822
Services	65,499	58,965	9,265	10,398	1,540	1,380

	$826,888	$822,709	$303,360	$354,842	$38,734	$42,128

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2016 or 2015.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$826,888	$303,360	$38,734	$1,168,982
Costs of goods sold	715,145	259,934	32,795	1,007,874

Gross profit	111,743	43,426	5,939	161,108
Operating expenses:
Selling and administrative expenses	100,041	40,679	5,399	146,119
Severance and restructuring expenses	1,217	24	115	1,356

Earnings from operations	$10,485	$2,723	$425	$13,633

	Three Months Ended March 31, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$822,709	$354,842	$42,128	$1,219,679
Costs of goods sold	711,193	310,031	36,642	1,057,866

Gross profit	111,516	44,811	5,486	161,813
Operating expenses:
Selling and administrative expenses	92,402	42,757	5,637	140,796
Severance and restructuring expenses	405	318	—	723

Earnings (loss) from operations	$18,709	$1,736	$(151)	$20,294

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2016	December 31, 2015
North America	$1,808,435	$1,999,485
EMEA	453,292	543,146
APAC	104,367	114,973
Corporate assets and intercompany eliminations, net	(616,927)	(643,587)

Total assets	$1,749,167	$2,014,017

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2016	2015
North America	$8,062	$7,641
EMEA	1,902	1,685
APAC	216	216

Total	$10,180	$9,542

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

Consolidated net sales of $1.17 billion in the three months ended March 31, 2016 decreased 4% compared to the three months ended March 31, 2015. Excluding the effects of changes in currency exchange rates, consolidated net sales decreased 3% in the first quarter of 2016 compared to the first quarter of 2015, as modest growth in North America was offset by an 11% decline in net sales reported by our EMEA operating segment, and a 3% decrease in net sales in APAC, due largely to a higher percentage of revenues recognized on a net sales basis. Consolidated gross profit was relatively flat year over year at $161.1 million in U.S. dollar terms, up 1% excluding the effects of foreign currency movements. Gross margin improved approximately 50 basis points year over year to 13.8%, driven primarily by higher product margin in the software category in all of our operating segments reflecting a higher volume of sales of software maintenance and subscription products that are recorded on a net sales recognition basis, which results in net sales equal to the gross profit on the transaction and improves reported margins. Selling and administrative expenses for the first quarter increased 4% year over year in U.S. dollar terms (up 6% excluding the effects of foreign currency movements). The year over year increase in selling and administrative expenses was driven by investments in sales, technical and services headcount, primarily in our North America operating segment. Our consolidated results of operations for the first quarter of 2016 also include severance expense, net of adjustments, totaling $1.4 million, $854,000 net of tax, compared to $723,000, $556,000, net of tax, recorded during the first quarter of 2015. All of this resulted in a 33% year to year decline in consolidated earnings from operations from $20.3 million in the first quarter of 2015 to $13.6 million in the first quarter of 2016. On a consolidated basis, we reported net earnings of $6.9 million and diluted earnings per share of $0.18 for the first quarter of 2016. This compares to net earnings of $11.0 million and diluted earnings per share of $0.27 for the first quarter of 2015.

In recent quarters, we have experienced lower gross margins than we desire in our North America business due to the mix of products and clients being more weighted towards lower-margin devices with large enterprise and public sector clients. When combined with headcount investments made over the last two years, our earnings results are not meeting our expectations. As a result, we have recently implemented several cost reduction initiatives across our North America business that will allow us to better align our cost structure with current gross profit performance. Annualized savings from these actions are expected to be approximately $20 million, beginning in May 2016.

Throughout the “Quarterly Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses on a consolidated basis and in North America, EMEA and APAC excluding the effects of foreign currency movements. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

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

Details about segment results of operations can be found in Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth for the periods presented certain financial data as a percentage of net sales for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Costs of goods sold	86.2	86.7

Gross profit	13.8	13.3
Selling and administrative expenses	12.5	11.5
Severance and restructuring expenses	0.1	0.1

Earnings from operations	1.2	1.7
Non-operating expense, net	0.2	0.2

Earnings before income taxes	1.0	1.5
Income tax expense	0.4	0.6

Net earnings	0.6%	0.9%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in the first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales. Net sales for the three months ended March 31, 2016 decreased 4% compared to the three months ended March 31, 2015 to $1.17 billion. Excluding the effects of changes in currency exchange rates, consolidated net sales decreased 3% in the first quarter of 2016 compared to the first quarter of 2015. Our net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,		%
	2016	2015	Change
North America	$826,888	$822,709	1%
EMEA	303,360	354,842	(15%)
APAC	38,734	42,128	(8%)

Consolidated	$1,168,982	$1,219,679	(4%)

Net sales in North America increased 1%, or $4.2 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Net sales of hardware and services increased 3% and 11%, respectively, year over year, while net sales of software declined 6% year to year. Net sales in the hardware category were up due primarily to higher sales of client devices, partly offset by lower sales of data center products. Services sales improved with additional consulting services engagements, primarily driven by the acquisition of BlueMetal in the fourth quarter of 2015. Software net sales declined during the first quarter of 2016 due to a higher volume of sales of software maintenance and subscription products that are recorded on a net sales recognition basis, with the costs of the goods sold being recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction.

Net sales in EMEA decreased 15%, or $51.5 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Excluding the effects of foreign currency movements, net sales decreased 11% compared to the first quarter of last year. Net sales of hardware, software and services decreased 18%, 12% and 11%, respectively, compared to the first quarter of 2015, all in U.S. dollars. Excluding the effects of foreign currency movements, hardware, software and services net sales decreased 13%, 9% and 8%, respectively, compared to the first quarter of last year. The decrease in hardware net sales was due primarily to lower volume in the United Kingdom resulting from softer demand from large enterprise and public sector clients and large deals transacted in the prior year period that did not repeat in the first quarter of 2016. The most notable year to year decreases were in the servers and storage hardware categories. The decrease in software net sales were driven by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis. The decrease in services net sales was due primarily to decreased sales of license consultancy services and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC decreased 8%, or $3.4 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Excluding the effects of foreign currency movements, net sales were down 3% compared to the first quarter of last year. The decrease was driven by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2016 and 2015:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	63%	61%	40%	41%	9%	5%
Software	29%	32%	57%	56%	87%	92%
Services	8%	7%	3%	3%	4%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended March 31, 2016 was relatively flat compared to the three months ended March 31, 2015, with gross margin increasing approximately 50 basis points to 13.8% for the three months ended March 31, 2016 compared to 13.3% for the three months ended March 31, 2015. Excluding the effects of changes in currency exchange rates, consolidated gross profit increased 1% year over year in the first quarter of 2016 compared to the first quarter of 2015. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	% of Net Sales	2015	% of Net Sales
North America	$111,743	13.5%	$111,516	13.6%
EMEA	43,426	14.3%	44,811	12.6%
APAC	5,939	15.3%	5,486	13.0%

Consolidated	$161,108	13.8%	$161,813	13.3%

North America’s gross profit for the three months ended March 31, 2016 was flat compared to the three months ended March 31, 2015. As a percentage of net sales, gross margin decreased approximately 10 basis points to 13.5% for the first quarter of 2016 from 13.6% in the first quarter of 2015. A net decrease in product margin, which includes partner funding and freight, of 11 basis points was due primarily to hardware sales margin compression and lower partner funding resulting from the business mix transacted during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. The first quarter of 2016 included more sales of client devices to large enterprise clients, which generate lower margins than more complex hardware offerings. Partially offsetting this decrease in product margin was an 8 basis point improvement in gross margin generated from services. Although an increase in higher margin consulting services sales generated a 24 basis point improvement in gross margin year over year, the increase was partially offset by a decline in sales of warranty services of 16 basis points year to year.

EMEA’s gross profit decreased 3% in U.S. dollars for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, due primarily to the unfavorable effects of changes in foreign currency exchange rates year over year. Excluding the effects of foreign currency movements, gross profit increased 1% compared to the first quarter of last year. Gross margin increased approximately 170 basis points to 14.3% for the first quarter of 2016 from 12.6% in the first quarter of 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 212 basis points due primarily to the positive effects on software margin that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item, as noted above, as well as fewer higher revenue, lower margin transactions during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Within the significant increase in product margin, partner funding earned was relatively flat year over year, but led to an increase in gross profit as a percentage of net sales due to the overall revenue decline. The net increase in product margin was offset by a 47 basis point decrease in gross margin due to the decline in the mix of higher margin services net sales during the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s gross profit increased 8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, with gross margin increasing to 15.3% for the three months ended March 31, 2016 compared to 13.0% for the three months ended March 31, 2015. Excluding the effects of foreign currency movements, gross profit increased 14% compared to the first quarter of last year. The improvement in gross margin in the first quarter of 2016 compared to the first quarter of 2015 was due primarily to higher margins on software sales transactions partially offset by lower fees from enterprise software agreements during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $5.3 million, or 4%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Excluding the effects of changes in currency exchange rates, consolidated selling and administrative expenses increased 6% year over year in the first quarter of 2016 compared to the first quarter of 2015. Our selling and administrative expenses as a percent of net sales by operating segment were as follows (dollars in thousands):

	Three Months Ended March 31,
	2016	% of Net Sales	2015	% of Net Sales
North America	$100,041	12.1%	$92,402	11.2%
EMEA	40,679	13.4%	42,757	12.0%
APAC	5,399	13.9%	5,637	13.4%

Consolidated	$146,119	12.5%	$140,796	11.5%

North America’s selling and administrative expenses increased 8%, or $7.6 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and increased approximately 90 basis points year over year as a percentage of net sales to 12.1%. Salaries and wages and contract labor increased $3.7 million and teammate benefits expense, including healthcare expenses, increased $3.9 million year over year due to investments in sales and services personnel and the addition of BlueMetal teammate costs to the business. We recently implemented several cost reduction initiatives across our North America business to better align its cost structure with current gross profit performance. Annualized savings from these actions are expected to be approximately $20 million, beginning in May 2016.

EMEA’s selling and administrative expenses decreased 5%, or $2.1 million, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 but increased approximately 140 basis points year over year as a percentage of net sales to 13.4%. Excluding the effects of foreign currency movements, selling and administrative expenses decreased 1% compared to the first quarter of last year. The decrease in expenses was primarily driven by a $1.1 million decrease in variable compensation as a result of the decline in net sales and gross profit year to year as well as a decline in facilities expenses of $532,000 year to year, as we reduced our leased square footage in France and Germany following the resource actions taken in prior periods. The notable increase in selling and administrative expenses as a percentage of net sales year over year was the result of relatively stable fixed costs during the quarter coupled with the decline in our top line revenue for the first quarter of 2016 compared to the first quarter of 2015.

APAC’s selling and administrative expenses decreased 4%, or $238,000, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, increasing approximately 50 basis points year over year as a percentage of net sales to 13.9%. Excluding the effects of foreign currency movements, selling and administrative expenses increased 2% compared to the first quarter of last year. The year over year increase (excluding the effects of foreign currency movements) was primarily driven by an increase in bad debt expense related to three specifically identified clients in Australia and Singapore.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses. During the three months ended March 31, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.2 million, $24,000, and $115,000, respectively. The North America charges related to a headcount reduction as part of the cost reduction initiatives noted previously. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended March 31, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $405,000 and $318,000, respectively, while APAC did not record any severance expense in the prior year period.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2016 and 2015 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances, particularly in EMEA, during the three months ended March 31, 2016.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2016 increased 6%, or $110,000, compared to the three months ended March 31, 2015. This increase was due primarily to higher average daily balances on our debt facilities in the first quarter of 2016, offset by lower imputed interest under our inventory financing facility. Imputed interest was $608,000 for the three months ended March 31, 2016, compared to $826,000 for the three months ended March 31, 2015. This decrease was due to lower outstanding balances under our inventory financing facility during the 2016 period. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2016 was 38.2% compared to 38.4% for the three months ended March 31, 2015. The decrease in our effective tax rate for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due primarily to improved operating results in certain foreign jurisdictions in 2016, resulting in a decrease in income tax expense as a result of the decrease in the valuation allowance for deferred tax assets related to foreign operating losses in those jurisdictions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(47,187)	$20,818
Net cash used in investing activities	(2,896)	(3,194)
Net cash provided by financing activities	30,748	15,910
Foreign currency exchange effect on cash and cash equivalent balances	5,267	(11,932)

(Decrease) increase in cash and cash equivalents	(14,068)	21,602
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$173,910	$186,126

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2016 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities used $47.2 million in cash during the three months ended March 31, 2016, compared to $20.8 million of cash provided by operating activities during the three months ended March 31, 2015. The 2016 results are affected by a single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier was due and paid in January 2016, as discussed in more detail below. During the three months ended March 31, 2016, we repurchased $13.5 million of our common stock in open market transactions. We had combined net borrowings on our long-term debt facilities of $51.0 million and net repayments under our inventory financing facility of $4.3 million during the three months ended March 31, 2016. Capital expenditures were $2.9 million in the three months ended March 31, 2016, a 9% decrease from the prior year period, reflecting lower IT and facility-related investments year to year. Cash and cash equivalent balances in the three months ended March 31, 2016 were positively affected by $5.3 million as a result of foreign currency exchange rates, compared to a negative effect of $11.9 million in the prior year period.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We currently do not intend nor foresee a need to repatriate any foreign undistributed earnings. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating cash activities and cash commitments for investing and financing activities, such as capital expenditures and debt repayments, for at least the next 12 months. See further discussion of undistributed foreign earnings below.

Net cash (used in) provided by operating activities. Cash flows from operations for the three months ended March 31, 2016 and 2015 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, the decreases in accounts receivable and accounts payable can be primarily attributed to the seasonal decrease in net sales from the fourth quarter to the first quarter, which results in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. However, the 2016 results are also affected by the single significant receivable collected from a client in the fourth quarter of 2015 for which the payment to the supplier was due and paid in January 2016, noted previously. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at March 31, to support specific client engagements. The decrease in accrued expenses and other liabilities in both periods is primarily attributable to decreases in accrued VAT and sales taxes as of March 31, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of March 31, compared to December 31, as amounts became payable to partners under their contractual terms.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2016	2015
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	82	77
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(64)	(63)

Cash conversion cycle (days) (d)	29	25

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days in 2016 and 90 days in 2015.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days in 2016 and 90 days in 2015.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days in 2016 and 90 days in 2015.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 29 days in the first quarter of 2016, up four days from the first quarter of 2015. The increase resulted from the net effect of a five day increase in DSOs and a one day increase in DPOs period to period due to the relative timing of client receipts and supplier payments during the respective quarters.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2016 in excess of working capital needs to repurchase shares of our common stock and support our capital expenditures for the year and to pay down our debt balances. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures were $2.9 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. We expect capital expenditures for the full year 2016 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects.

Net cash provided by financing activities. During the three months ended March 31, 2016 and 2015, we repurchased $13.5 million and $38.6 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors in October 2014, February 2015 and February 2016. All shares repurchased were immediately retired. During the three months ended March 31, 2016, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $51.0 million, and we had net repayments of $4.3 million under our inventory financing facility during the period. During the three months ended March 31, 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $33.5 million, and we had net borrowings of $22.5 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Financing Facilities

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation and (v) extraordinary or non-recurring non-cash losses or expenses (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 2.75 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of March 31, 2016, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $550.0 million to $455.1 million, of which $140.0 million was outstanding at March 31, 2016. Our debt balance as of March 31, 2016 was $142.4 million, including our capital lease obligations for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of March 31, 2016, the current portion of our long-term debt relates solely to our capital leases and other financing obligations.

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At March 31, 2016, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At March 31, 2016, no such “amortization event” had occurred.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of March 31, 2016, we had approximately $147.5 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of March 31, 2016, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report and such discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our business, financial condition or results of operations.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility and our ABS facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	—	$—	—	$—
February 1, 2016 through February 29, 2016	150,908	25.05	150,908	46,220,000
March 1, 2016 through March 31, 2016	353,596	27.38	353,596	36,539,000

Total	504,504	$26.68	504,504

On February 10, 2016, we announced that our Board of Directors had authorized the repurchase of $50 million of our common stock. Repurchases during the quarter ended March 31, 2016 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the three months ended March 31, 2016 were retired.

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

Date: April 28, 2016	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)