Form 10-Q
period 2016-06-30
INSIGHT ENTERPRISES INC
filed 2016-08-04
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of July 29, 2016 was 35,471,330.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2016

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectation that clients will consume more of their software through the Cloud and its effect on our top-line results and profitability; the expected dollar amount and timing of recognition of savings from recent cost reduction initiatives across our North America business; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures in 2016; the sufficiency of our capital resources and the availability of financing and our needs or plans relating thereto; our compliance with leverage ratio requirements; the effect of new accounting principles or changes in accounting policies; expectations regarding the timing of recognition of compensation costs; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our positions, accruals and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans related thereto; our plans to use cash flow from operations for working capital, to pay down debt balances, to make capital expenditures and to fund acquisitions; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$175,145	$187,978
Accounts receivable, net of allowance for doubtful accounts of $10,211 and $11,872, respectively	1,476,184	1,315,094
Inventories	145,929	119,820
Inventories not available for sale	51,613	51,756
Other current assets	89,323	77,011

Total current assets	1,938,194	1,751,659
Property and equipment, net of accumulated depreciation and amortization of $302,486 and $291,643, respectively	80,737	88,281
Goodwill	55,688	56,195
Intangible assets, net of accumulated amortization of $100,870 and $94,406, respectively	20,507	26,983
Deferred income taxes	61,213	62,986
Other assets	30,201	27,913

	$2,186,540	$2,014,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,030,869	$905,464
Accounts payable—inventory financing facility	155,683	106,327
Accrued expenses and other current liabilities	148,671	144,633
Current portion of long-term debt	1,288	1,535
Deferred revenue	50,179	50,166

Total current liabilities	1,386,690	1,208,125
Long-term debt	86,045	89,000
Deferred income taxes	155	239
Other liabilities	32,900	30,911

	1,505,790	1,328,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,532 shares at June 30, 2016 and 37,106 shares at December 31, 2015 issued and outstanding	355	371
Additional paid-in capital	304,455	316,686
Retained earnings	417,814	408,721
Accumulated other comprehensive loss – foreign currency translation adjustments	(41,874)	(40,036)

Total stockholders’ equity	680,750	685,742

	$2,186,540	$2,014,017

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,456,234	$1,424,031	$2,625,216	$2,643,710
Costs of goods sold	1,247,017	1,232,616	2,254,891	2,290,482

Gross profit	209,217	191,415	370,325	353,228
Operating expenses:
Selling and administrative expenses	150,186	148,004	296,305	288,800
Severance and restructuring expenses	909	372	2,265	1,095

Earnings from operations	58,122	43,039	71,755	63,333
Non-operating (income) expense:
Interest income	(216)	(192)	(466)	(346)
Interest expense	1,992	1,718	3,840	3,456
Net foreign currency exchange (gain) loss	(153)	20	463	633
Other expense, net	359	281	627	612

Earnings before income taxes	56,140	41,212	67,291	58,978
Income tax expense	21,073	15,713	25,336	22,528

Net earnings	$35,067	$25,499	$41,955	$36,450

Net earnings per share:
Basic	$0.96	$0.67	$1.14	$0.94

Diluted	$0.96	$0.67	$1.13	$0.93

Shares used in per share calculations:
Basic	36,380	38,067	36,728	38,870

Diluted	36,612	38,326	36,999	39,160

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$35,067	$25,499	$41,955	$36,450
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,257)	7,509	(1,838)	(9,373)

Total comprehensive income	$25,810	$33,008	$40,117	$27,077

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$41,955	$36,450
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	20,462	19,001
Provision for losses on accounts receivable	1,255	1,962
Write-downs of inventories	1,164	1,473
Non-cash stock-based compensation	5,283	4,627
Excess tax benefit from employee gains on stock-based compensation	(286)	(543)
Deferred income taxes	1,662	94
Gain on sale of real estate	(338)	—
Changes in assets and liabilities:
Increase in accounts receivable	(178,019)	(167,600)
Increase in inventories	(28,604)	(48,376)
Increase in other assets	(12,563)	(11,542)
Increase in accounts payable	131,886	263,120
Increase (decrease) in deferred revenue	1,208	(438)
Increase (decrease) in accrued expenses and other liabilities	10,027	(1,904)

Net cash (used in) provided by operating activities	(4,908)	96,324

Cash flows from investing activities:
Purchases of property and equipment	(4,974)	(6,552)
Proceeds from sale of real estate, net	1,378	—
Acquisition of BlueMetal, net of cash acquired	507	—

Net cash used in investing activities	(3,089)	(6,552)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	261,920	243,910
Repayments on senior revolving credit facility	(261,920)	(227,410)
Borrowings on accounts receivable securitization financing facility	962,000	781,100
Repayments on accounts receivable securitization financing facility	(966,000)	(808,100)
Repayments under other financing agreements	(632)	—
Payments on capital lease obligations	(100)	(110)
Net borrowings under inventory financing facility	49,356	28,171
Payment of deferred financing fees	(2,819)	—
Excess tax benefit from employee gains on stock-based compensation	286	543
Payment of payroll taxes on stock-based compensation through shares withheld	(2,126)	(2,117)
Repurchases of common stock	(48,467)	(85,951)

Net cash used in financing activities	(8,502)	(69,964)

Foreign currency exchange effect on cash and cash equivalent balances	3,666	(8,824)

(Decrease) increase in cash and cash equivalents	(12,833)	10,984
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$175,145	$175,508

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

We are a Fortune 500-ranked global provider of IT hardware, software, Cloud and service solutions to business, government, healthcare and educational clients. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015 and our cash flows for the six months ended June 30, 2016 and 2015. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, and, therefore, we anticipate increased income tax expense volatility after adoption of this ASU. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted. We are currently evaluating the effect of this guidance on our financial statements and the timing of adoption.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net earnings	$35,067	$25,499	$41,955	$36,450

Denominator:
Weighted average shares used to compute basic EPS	36,380	38,067	36,728	38,870
Dilutive potential common shares due to dilutive RSUs, net of tax effect	232	259	271	290

Weighted average shares used to compute diluted EPS	36,612	38,326	36,999	39,160

Net earnings per share:
Basic	$0.96	$0.67	$1.14	$0.94

Diluted	$0.96	$0.67	$1.13	$0.93

For the three and six months ended June 30, 2016, 2,000 and 70,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. There were no anti-dilutive RSUs for the three and six months ended June 30, 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Goodwill

During the three months ended June 30, 2016, we resolved the working capital contingency associated with the acquisition of BlueMetal. We recorded the adjustment of the purchase price allocation as a reduction of goodwill in our North America operating segment upon the receipt of $507,000 in cash during the quarter.

4. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	85,000	89,000
Capital leases and other financing obligations	2,333	1,535

Total	87,333	90,535
Less: current portion of capital leases and other financing obligations	(1,288)	(1,535)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$86,045	$89,000

On June 23, 2016, we entered into amendments to our senior revolving credit facility (“revolving facility”) and our accounts receivable securitization financing facility (“ABS facility”).

Although the maximum borrowing capacity remained at an aggregate U.S. dollar equivalent amount of $350,000,000, our revolving facility was amended to increase the portion of the maximum borrowing capacity that may be used for borrowing in certain foreign currencies from $25,000,000 to $50,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the revolving facility by up to an aggregate of the U.S. dollar equivalent of $175,000,000, subject to customary conditions. The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the amended revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. There were no outstanding borrowings under the facility as of June 30, 2016. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. The amended revolving facility matures on June 23, 2021.

Our ABS facility was amended to increase the aggregate borrowing availability from $200,000,000 to $250,000,000, to renew the borrowing program under the ABS facility for a three-year term expiring June 23, 2019, and to modify interest rates and fees for used and unused capacity under the facility. Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at June 30, 2016 was 1.35% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2016, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $85,000,000 was outstanding.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring charges, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased from 2.75 times to 3.00 times our trailing twelve-month adjusted earnings in conjunction with the amendments to the facilities. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of June 30, 2016, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $600,000,000 to $563,134,000, of which $85,000,000 was outstanding at June 30, 2016.

Inventory Financing Facility

On June 23, 2016, our inventory financing facility was also amended to increase our maximum borrowing capacity from $250,000,000 to $325,000,000, of which $155,683,000 was outstanding at June 30, 2016, and to extend the maturity date of the facility to June 23, 2021. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. Amounts outstanding under this facility are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets. Interest does not accrue on advances paid within vendor terms. The inventory financing facility is guaranteed by the Company and each of its material domestic subsidiaries, and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

Capital Lease

In March 2016, we entered into a new capitalized lease with a 36-month term for certain IT equipment. The obligation under the capitalized lease is included in long-term debt in our consolidated balance sheet as of June 30, 2016. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our consolidated statement of cash flows for the six months ended June 30, 2016.

5. Severance and Restructuring Activities

During the three and six months ended June 30, 2016, we recorded severance expense associated with the realignment of certain roles and responsibilities, primarily cost reduction initiatives across our U.S. business.

The following table details the activity related to these resource actions for the six months ended June 30, 2016 and the outstanding obligations as of June 30, 2016 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2015	$505	$2,983	$—	$3,488
Severance costs, net of adjustments	1,808	342	115	2,265
Cash payments	(1,691)	(1,652)	(100)	(3,443)
Foreign currency translation adjustments	—	11	—	11

Balances at June 30, 2016	$622	$1,684	$15	$2,321

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Adjustments were recorded as a reduction to severance and restructuring expense in North America and EMEA of $338,000 and $126,000, respectively, in the six months ended June 30, 2016, due to changes in estimates.

The remaining outstanding obligations are expected to be paid during the next 12 months and, therefore, are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

6. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America	$1,791	$1,724	$3,888	$3,455
EMEA	586	484	1,177	986
APAC	107	96	218	186

Total Consolidated	$2,484	$2,304	$5,283	$4,627

As of June 30, 2016, total compensation cost related to nonvested RSUs not yet recognized is $20,332,000, which is expected to be recognized over the next 1.39 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2016:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2016	951,784	$24.35
Granted(a)	456,808	25.77
Vested, including shares withheld to cover taxes	(338,588)	23.55	$8,697,917	(b)

Forfeited	(42,865)	25.25

Nonvested at June 30, 2016(a)	1,027,139	25.21	$26,705,614	(c)

Expected to vest	921,921		$23,969,946	(c)

(a)	Includes 125,410 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2016 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2016.
(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $26.00 as of June 30, 2016, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

7. Gain on Assets Held for Sale

In May 2016, we sold real estate that we owned in Bloomingdale, Illinois that was previously classified as a held for sale asset and included in other current assets in the accompanying consolidated balance sheet as of December 31, 2015. In previous years, we recorded non-cash charges to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. During the second quarter of 2016, we recorded a gain on sale of approximately $338,000, which is included in selling and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2016 was 37.5% and 37.7%, respectively. For the three and six months ended June 30, 2016, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

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

As of June 30, 2016 and December 31, 2015, we had approximately $3,478,000 and $3,335,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $357,000 and $296,000, respectively, related to accrued interest.

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

9. Share Repurchase Programs

In February 2016, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the six months ended June 30, 2016, we purchased 1,830,739 shares of our common stock on the open market at a total cost of approximately $48,467,000 (an average price of $26.47 per share). All shares repurchased were retired. In early July 2016, we completed repurchases using the remaining $1,533,000 available under our current share repurchase plan authorization, and all shares repurchased were retired.

During the comparative six months ended June 30, 2015, under previously authorized share repurchase programs, we purchased 3,106,528 shares of our common stock at a total cost of approximately $85,951,000 (an average price of $27.67 per share). All shares repurchased were retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2016, we had approximately $2,108,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Employment Contracts and Severance Plans

We have employment contracts with, and severance plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested RSUs would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from three to twenty-four months of salary.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2016. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA include IT hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services. Net sales by offering for North America, EMEA and APAC were as follows (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	$632,643	$587,563	$111,336	$121,410	$5,427	$3,651
Software	331,389	326,192	238,104	250,055	50,722	59,356
Services	72,222	64,895	12,268	9,161	2,123	1,748

	$1,036,254	$978,650	$361,708	$380,626	$58,272	$64,755

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	$1,150,664	$1,092,815	$231,383	$267,394	$9,090	$5,577
Software	574,757	584,684	412,152	448,515	84,253	98,178
Services	137,721	123,860	21,533	19,559	3,663	3,128

	$1,863,142	$1,801,359	$665,068	$735,468	$97,006	$106,883

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2016 or 2015.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,036,254	$361,708	$58,272	$1,456,234
Costs of goods sold	892,886	306,632	47,499	1,247,017

Gross profit	143,368	55,076	10,773	209,217
Operating expenses:
Selling and administrative expenses	101,261	43,091	5,834	150,186
Severance and restructuring expenses	591	318	—	909

Earnings from operations	$41,516	$11,667	$4,939	$58,122

	Three Months Ended June 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$978,650	$380,626	$64,755	$1,424,031
Costs of goods sold	850,434	327,811	54,371	1,232,616

Gross profit	128,216	52,815	10,384	191,415
Operating expenses:
Selling and administrative expenses	99,033	42,754	6,217	148,004
Severance and restructuring expenses	(150)	522	—	372

Earnings from operations	$29,333	$9,539	$4,167	$43,039

	Six Months Ended June 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,863,142	$665,068	$97,006	$2,625,216
Costs of goods sold	1,608,031	566,566	80,294	2,254,891

Gross profit	255,111	98,502	16,712	370,325
Operating expenses:
Selling and administrative expenses	201,302	83,770	11,233	296,305
Severance and restructuring expenses	1,808	342	115	2,265

Earnings from operations	$52,001	$14,390	$5,364	$71,755

	Six Months Ended June 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$1,801,359	$735,468	$106,883	$2,643,710
Costs of goods sold	1,561,627	637,842	91,013	2,290,482

Gross profit	239,732	97,626	15,870	353,228
Operating expenses:
Selling and administrative expenses	191,435	85,511	11,854	288,800
Severance and restructuring expenses	255	840	—	1,095

Earnings from operations	$48,042	$11,275	$4,016	$63,333

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2016	December 31, 2015
North America	$2,132,796	$1,999,485
EMEA	556,733	543,146
APAC	182,389	114,973
Corporate assets and intercompany eliminations, net	(685,378)	(643,587)

Total assets	$2,186,540	$2,014,017

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America	$8,113	$7,547	$16,175	$15,188
EMEA	1,950	1,682	3,852	3,367
APAC	219	230	435	446

Total	$10,282	$9,459	$20,462	$19,001

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates.”

Quarterly Overview

We are a Fortune 500-ranked global provider of IT hardware, software, Cloud and service solutions to business, government, healthcare and educational clients in North America; Europe, the Middle East, Africa (“EMEA”); and Asia-Pacific (“APAC”). Our offerings in North America and select countries in EMEA include hardware, software and services. Our offerings in the remainder of our EMEA segment and in APAC are largely software and select software-related services.

Consolidated net sales of $1.46 billion in the three months ended June 30, 2016 increased 2% compared to the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 3% in the second quarter of 2016 compared to the second quarter of 2015. Top-line growth in our North America operating segment was partially offset by declines in net sales reported by our EMEA and APAC operating segments. As clients consume more of their software through the Cloud, we are seeing top-line results shift to a higher percentage of revenues recognized on a net sales basis, where the costs of the goods sold are recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction. We expect this trend will continue, but this shift in product mix does not directly affect our profitability.

Consolidated gross profit increased 9% year over year to $209.2 million, including a double digit increase year over year in our North America segment. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 11% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Gross margin improved approximately 100 basis points year over year to 14.4%, with margin expansion in all three of our operating segments. During the quarter ended June 30, 2016, we recognized a $2.2 million insurance settlement as a reduction of cost of sales due to the nature of the related insured loss. The insurance settlement accounted for 22 basis points of the year over year margin expansion in North America.

Selling and administrative expenses for the second quarter increased $2.2 million, or 1% year over year (up 3% excluding the effects of fluctuating foreign currency exchange rates). The year over year increase was driven by investments in sales, technical and services headcount and an increase in variable compensation as a result of the increase in net sales and gross profit year over year, primarily in our North America operating segment. Our consolidated results of operations for the second quarter of 2016 also include severance expense, net of adjustments, totaling $909,000 compared to $372,000 recorded during the second quarter of 2015.

All of this resulted in a 35% year over year improvement in consolidated earnings from operations from $43.0 million in the second quarter of 2015 to $58.1 million in the second quarter of 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 37% year over year. On a consolidated basis, we reported net earnings of $35.1 million and diluted earnings per share of $0.96 for the second quarter of 2016. This compares to net earnings of $25.5 million and diluted earnings per share of $0.67 for the second quarter of 2015.

In recent quarters, we experienced lower gross margins in our North America business due to the mix of products and clients being more weighted towards lower-margin devices with large enterprise and public sector clients. When combined with headcount investments made over the last two years, our earnings results were not meeting our expectations. As a result, we implemented several cost reduction initiatives across our North America business in the second quarter of 2016 that we believe will allow us to better align our cost structure with current gross profit performance. Annualized savings from these actions are expected to be approximately $20 million, and we expect to realize $10 million of this amount in the back half of 2016.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Throughout the “Quarterly Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit and selling and administrative expenses on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.6	86.6	85.9	86.6

Gross profit	14.4	13.4	14.1	13.4
Selling and administrative expenses	10.3	10.4	11.3	10.9
Severance and restructuring expenses	0.1	0.0	0.1	0.1

Earnings from operations	4.0	3.0	2.7	2.4
Non-operating expense, net	0.1	0.1	0.1	0.2

Earnings before income taxes	3.9	2.9	2.6	2.2
Income tax expense	1.5	1.1	1.0	0.8

Net earnings	2.4%	1.8%	1.6%	1.4%

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

Net Sales. Net sales for the three months ended June 30, 2016 increased 2% compared to the three months ended June 30, 2015 to $1.46 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 3% in the second quarter of 2016 compared to the second quarter of 2015. Net sales for the six months ended June 30, 2016 decreased 1% compared to the six months ended June 30, 2015 to $2.63 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 1% in the first six months of 2016 compared to the first six months of 2015. Our net sales by operating segment were as follows for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
North America	$1,036,254	$978,650	6%	$1,863,142	$1,801,359	3%
EMEA	361,708	380,626	(5%)	665,068	735,468	(10%)
APAC	58,272	64,755	(10%)	97,006	106,883	(9%)

Consolidated	$1,456,234	$1,424,031	2%	$2,625,216	$2,643,710	(1%)

Net sales in North America increased 6%, or $57.6 million, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Net sales of hardware, software and services increased 8%, 2% and 11%, respectively, year over year. The growth in hardware net sales reflects continued strength in demand for client devices as well as server and storage solutions. Although software net sales increased during the second quarter of 2016, the increase was negatively affected by the mix of products sold, including more Cloud subscription products that are recorded on a net sales recognition basis, with the costs of the goods sold being recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction. Services sales improved with additional consulting services engagements, primarily driven by the acquisition of BlueMetal in the fourth quarter of 2015, as well as low single digit organic growth.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in North America increased 3%, or $61.8 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net sales of hardware and services increased 5% and 11%, respectively, year over year, while net sales of software declined 2% year to year. The improvement in net sales in the hardware category was due primarily to higher sales of client devices. The increase in services net sales reflects the BlueMetal acquisition late last year as well as modest organic growth. Software net sales declined during the six months ended June 30, 2016 due to the continued trend toward higher sales of Cloud-based offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis, as noted previously.

Net sales in EMEA decreased 5%, or $18.9 million, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 2% compared to the second quarter of last year. Net sales of hardware and software decreased 8% and 5%, respectively, while net sales of services increased 34%, compared to the second quarter of 2015. Excluding the effects of fluctuating foreign currency exchange rates, hardware and software net sales each decreased 3%, while services net sales increased 38% compared to the second quarter of last year. The decrease in hardware net sales was due primarily to lower volume in the United Kingdom resulting from softer demand from public sector clients. The most notable year to year decreases were in the servers and client devices hardware categories. The decrease in software net sales was driven by the same negative effect on top-line revenues noted in North America of a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis. The increase in services net sales was due primarily to a continued focus on license consulting and Cloud-related services.

Net sales in EMEA decreased 10%, or $70.4 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 6% compared to the six months ended June 30, 2015. Net sales of hardware and services decreased 13% and 8%, respectively, while net sales of services increased 10%, compared to the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, hardware and software net sales decreased 9% and 6%, respectively, while services net sales increased 14%, compared to the six months ended June 30, 2015. The decrease in hardware net sales was due primarily to lower volume in the United Kingdom resulting from lower volume with large enterprise and public sector clients and large deals transacted in the prior year period that did not repeat in the six months ended June 30, 2016. The most notable year to year decreases were in the servers and storage hardware categories. Similar to the quarterly results, the decrease in software net sales for the six month periods was driven by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC decreased 10%, or $6.5 million, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales were down 7% compared to the second quarter of last year. The decrease was driven by the same negative effect on top-line revenues noted in North America and EMEA of a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis, partially offset by an increase in hardware net sales, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Net sales in APAC decreased 9%, or $9.9 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales were down 5% compared to the six months ended June 30, 2015. The decrease was also driven by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis, partially offset by an increase in hardware net sales, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2016 and 2015:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	61%	60%	31%	32%	9%	5%
Software	32%	33%	66%	66%	87%	92%
Services	7%	7%	3%	2%	4%	3%

	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	62%	61%	35%	36%	9%	5%
Software	31%	32%	62%	61%	87%	92%
Services	7%	7%	3%	3%	4%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended June 30, 2016 increased 9% compared to the three months ended June 30, 2015, with gross margin increasing approximately 100 basis points to 14.4% for the three months ended June 30, 2016 compared to 13.4% for the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 11% year over year in the second quarter of 2016 compared to the second quarter of 2015. Gross profit for the six months ended June 30, 2016 increased 5% compared to the six months ended June 30, 2015, with gross margin increasing approximately 70 basis points to 14.1% for the six months ended June 30, 2016 compared to 13.4% for the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 6% year over year in the first six months of 2016 compared to the first six months of 2015. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
North America	$143,368	13.8%	$128,216	13.1%	$255,111	13.7%	$239,732	13.3%
EMEA	55,076	15.2%	52,815	13.9%	98,502	14.8%	97,626	13.3%
APAC	10,773	18.5%	10,384	16.0%	16,712	17.2%	15,870	14.8%

Consolidated	$209,217	14.4%	$191,415	13.4%	$370,325	14.1%	$353,228	13.4%

North America’s gross profit for the three months ended June 30, 2016 increased 12% compared to the three months ended June 30, 2015. As a percentage of net sales, gross margin increased approximately 70 basis points to 13.8% for the second quarter of 2016 from 13.1% in the second quarter of 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 31 basis points and an increase in margin from higher fees from enterprise software agreements of 9 basis points during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The net increase in product margin was due primarily to software sales margin expansion resulting from the change in product mix to more netted Cloud sales, offset partially by lower partner funding resulting from the product mix transacted during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. During the second quarter of 2016, we also recognized a $2.2 million insurance settlement as a reduction of cost of sales due to the nature of the related insured loss previously recorded. The insurance settlement accounted for 22 basis points of the year over year margin expansion in the quarter.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the six months ended June 30, 2016 increased 6% compared to the six months ended June 30, 2015. As a percentage of net sales, gross margin increased approximately 40 basis points to 13.7% for the six months ended June 30, 2016 from 13.3% in the six months ended June 30, 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin of 11 basis points and an increase in margin from higher fees from enterprise software agreements of 6 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The net increase in product margin was due primarily to software sales margin expansion offset partially by lower partner funding resulting from the business mix transacted during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The insurance settlement discussed above accounted for 12 basis points of the year over year margin expansion during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Although an increase in higher margin consulting services sales generated a 14 basis point improvement in gross margin year over year, the increase was partially offset by a decline in margin generated by sales of warranty services of 8 basis points year to year.

EMEA’s gross profit increased 4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 8% compared to the second quarter of last year. Gross margin increased approximately 130 basis points to 15.2% for the second quarter of 2016 from 13.9% in the second quarter of 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 57 basis points, an increase in higher margin services net sales, which contributed 40 basis points of the margin expansion, and a 38 basis point increase in margin resulting from higher fees from enterprise software agreements during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. The increase in product margin noted above was due primarily to a year over year increase in partner funding, which increased gross profit as a percentage of net sales by 44 basis points due to the top-line revenue decline noted previously. Additionally, software product margin improved 24 basis points as a result of the positive effect that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item, as noted above, as well as changes in the mix and size of transactions during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Partially offsetting these increases in product margin were single digit declines in hardware product margin and freight.

EMEA’s gross profit increased 1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 4% compared to the six months ended June 30, 2015. Gross margin increased approximately 150 basis points to 14.8% for the six months ended June 30, 2016 from 13.3% in the six months ended June 30, 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 131 basis points during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The product margin expansion was due primarily to the positive effect on software margin that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item, as noted previously. Changes in the mix and size of transactions and the increase in partner funding in the second quarter of 2016 discussed above also contributed to the margin improvement during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In addition, we recognized a 26 basis point increase in margin resulting from higher fees from enterprise software agreements during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

APAC’s gross profit increased 4% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, with gross margin increasing to 18.5% for the three months ended June 30, 2016 compared to 16.0% for the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 7% compared to the second quarter of last year. The improvement in gross margin in the second quarter of 2016 compared to the second quarter of 2015 was due primarily to higher partner funding, the margin contribution from increased hardware sales, an increase in fees from enterprise software agreements, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and an increase in the mix of higher margin services net sales during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s gross profit increased 5% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, with gross margin increasing to 17.2% for the six months ended June 30, 2016 compared to 14.8% for the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 10% compared to the six months ended June 30, 2015. The improvement in gross margin in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due primarily to higher partner funding, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and an increase in hardware sales during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.2 million, or 1%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 3% year over year in the second quarter of 2016 compared to the second quarter of 2015. Selling and administrative expenses increased $7.5 million, or 3%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 4% year over year in the first six months of 2016 compared to the first six months of 2015. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
North America	$101,261	9.8%	$99,033	10.1%	$201,302	10.8%	$191,435	10.6%
EMEA	43,091	11.9%	42,754	11.2%	83,770	12.6%	85,511	11.6%
APAC	5,834	10.0%	6,217	9.6%	11,233	11.6%	11,854	11.1%

Consolidated	$150,186	10.3%	$148,004	10.4%	$296,305	11.3%	$288,800	10.9%

North America’s selling and administrative expenses increased 2%, or $2.2 million, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 but decreased approximately 30 basis points year to year as a percentage of net sales to 9.8%. The increase in expenses was primarily driven by a $1.7 million increase in variable compensation as a result of the increase in net sales and gross profit year over year. Teammate benefits expense, including healthcare expenses, increased $1.4 million year over year due to increased headcount and higher healthcare claims under self-insured benefits programs. However, these increased teammate expenses during the second quarter of 2016 were partially offset by the positive results of our recently implemented cost reduction initiatives across our North America business, which resulted in reduced salaries and wages, travel and entertainment and other selling administrative expenses. Annualized savings from these actions are expected to be approximately $20 million, and we expect to realize $10 million of this amount in the back half of 2016.

North America’s selling and administrative expenses increased 5%, or $9.9 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and increased approximately 20 basis points year over year as a percentage of net sales to 10.8%. Teammate benefits expense, including healthcare expenses, increased $5.3 million year over year due to higher headcount and higher healthcare claims experience, and salaries and wages and contract labor expenses increased $3.1 million year over year due to investments in sales and services personnel and the addition of BlueMetal teammate costs to the business. Variable compensation increased $1.6 million as a result of the increase in net sales and gross profit year over year. These increases in expenses during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 were partially offset by the positive results of our cost reduction initiatives discussed above.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 1%, or $337,000, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased approximately 70 basis points year over year as a percentage of net sales to 11.9%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 4% compared to the second quarter of last year. Increases in teammate benefits, depreciation and variable compensation expenses were partially offset by decreases in salaries and wages and other selling and administrative expenses, with no individual categories fluctuating significantly from the second quarter of 2015 to the second quarter of 2016. The increase in selling and administrative expenses as a percentage of net sales year over year was the result of the relative effect of fixed costs during the quarter coupled with the decline in our top-line revenue for the second quarter of 2016 compared to the second quarter of 2015.

EMEA’s selling and administrative expenses decreased 2%, or $1.7 million, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 but increased approximately 100 basis points year over year as a percentage of net sales to 12.6%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 1% compared to the six months ended June 30, 2015. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses due to annual merit increases. The notable increase in selling and administrative expenses as a percentage of net sales year over year was the result of the relative effect of fixed costs during the six month periods coupled with the decline in our top-line revenue for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the higher amount of sales reported on a net sales basis.

APAC’s selling and administrative expenses decreased 6%, or $383,000, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, but increased approximately 40 basis points year over year as a percentage of net sales to 10.0%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses decreased 3% compared to the second quarter of last year. The year to year decrease was primarily driven by a decrease in facility-related expenses during the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 as a result of the renegotiation of a lease agreement for one of our sales and administrative properties.

APAC’s selling and administrative expenses decreased 5%, or $621,000, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, but increased approximately 50 basis points year over year as a percentage of net sales to 11.6%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses decreased 1% compared to the six months ended June 30, 2015. The year to year decrease was primarily driven by the decrease in facility-related expenses noted previously.

Severance and Restructuring Expenses. During the three months ended June 30, 2016, North America and EMEA recorded severance expense, net of adjustments, of approximately $591,000 and $318,000, respectively. During the six months ended June 30, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.8 million, $342,000 and $115,000, respectively. The North America charges related to a headcount reduction as part of the cost reduction initiatives noted previously. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended June 30, 2015, EMEA recorded severance expense, net of adjustments, of approximately $522,000, and North America recorded a net reduction of severance expense of $150,000, as severance charges were more than offset by changes in estimates of previous accruals as cash payments were made. For the six months ended June 30, 2015, EMEA recorded severance expense, net of adjustments, of approximately $840,000, and North America recorded severance expense, net of adjustments, of approximately $255,000. APAC did not record any severance expense in the prior year periods.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2016 and 2015 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances, particularly in EMEA, during the three and six months ended June 30, 2016.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and six months ended June 30, 2016 increased 16%, or $274,000, and 11% or $384,000, respectively, compared to the three and six months ended June 30, 2015. This increase was due primarily to higher borrowing rates and higher average daily balances on our debt facilities in the first six months of 2016. Imputed interest under our inventory financing facility was $832,000 and $1.4 million for the three and six months ended June 30, 2016, respectively, compared to $762,000 and $1.6 million for the three and six months ended June 30, 2015, respectively. This increase during the three months ended June 30, 2016 was due to increases in our average incremental borrowing rate used to compute the imputed interest amounts during the current quarter. The decrease during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was due to lower outstanding balances under our inventory financing facility, particularly at the beginning of 2016. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate for the three months ended June 30, 2016 was 37.5% compared to 38.1% for the three months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 37.7% compared to 38.2% for the six months ended June 30, 2015. The decrease in our effective tax rate for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was due primarily to improved operating results in certain foreign jurisdictions in 2016, resulting in a decrease in income tax expense as a result of the relative change in the valuation allowance for deferred tax assets related to foreign operating losses in those jurisdictions year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(4,908)	$96,324
Net cash used in investing activities	(3,089)	(6,552)
Net cash used in financing activities	(8,502)	(69,964)
Foreign currency exchange effect on cash and cash equivalent balances	3,666	(8,824)

(Decrease) increase in cash and cash equivalents	(12,833)	10,984
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$175,145	$175,508

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2016 were to fund working capital requirements, to repurchase shares of our common stock and for capital expenditures. Operating activities used $4.9 million in cash during the six months ended June 30, 2016, compared to $96.3 million of cash provided by operating activities during the six months ended June 30, 2015. The 2016 results are affected by a single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier was due and paid in January 2016, as discussed in more detail below. During the six months ended June 30, 2016, we repurchased $48.5 million of our common stock in open market transactions. We had combined net repayments on our long-term debt facilities of $4.0 million and net borrowings under our inventory financing facility of $49.4 million during the six months ended June 30, 2016. Capital expenditures were $5.0 million in the six months ended June 30, 2016, a 24% decrease from the prior year period, reflecting lower IT and facility-related investments year to year. Cash and cash equivalent balances in the six months ended June 30, 2016 were positively affected by $3.7 million as a result of foreign currency exchange rates, compared to a negative effect of $8.8 million in the prior year period.

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

Net cash (used in) provided by operating activities. Cash flows from operations for the six months ended June 30, 2016 and 2015 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, the increases in accounts receivable and accounts payable can be primarily attributed to the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. However, the 2016 results are also affected by the single significant receivable collected from a client in the fourth quarter of 2015 for which the payment to the supplier was due and paid in January 2016, noted previously. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at June 30 to support specific client engagements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2016	2015
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	92	93
Days inventory outstanding (“DIOs”) (b)	10	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(87)	(90)

Cash conversion cycle (days) (d)	15	14

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 15 days in the second quarter of 2016, up one day from the second quarter of 2015. The increase resulted from the net effect of a three day decrease in DPOs offset partially by a one day decrease in both DSOs and DIOs period to period due to the relative timing of client receipts and supplier payments during the respective quarters.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2016 in excess of working capital needs to support our capital expenditures for the year and to pay down our debt balances. We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities. Capital expenditures were $5.0 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively. We expect capital expenditures for the full year 2016 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects. During the six months ended June 30, 2016, we sold real estate that was previously classified as a held for sale asset for net proceeds of $1.4 million and received $507,000 in cash related to the resolution of the working capital contingency associated with the acquisition of BlueMetal.

Net cash used in financing activities. During the six months ended June 30, 2016 and 2015, we repurchased $48.5 million and $86.0 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors, the most recent being a $50 million authorization approved in February 2016. All shares repurchased were immediately retired. During the six months ended June 30, 2016, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $4.0 million, and we had net borrowings of $49.4 million under our inventory financing facility during the period. In conjunction with the amendments to our revolving facility and our ABS facility in June 2016, we paid $2.8 million in deferred financing fees that were capitalized and are being amortized to interest expense over the terms of the respective agreements. During the six months ended June 30, 2015, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $10.5 million, and we had net borrowings of $28.2 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Financing Facilities

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At June 30, 2016, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At June 30, 2016, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring charges, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 3.00 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of June 30, 2016, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $600.0 million to $563.1 million, of which $85.0 million was outstanding at June 30, 2016. Our debt balance as of June 30, 2016 was $87.3 million, including our capital lease obligations for certain IT equipment and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. As of June 30, 2016, the current portion of our long-term debt relates solely to our capital leases and other financing obligations.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of June 30, 2016, we had approximately $154.1 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of June 30, 2016, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Contractual Obligations

Other than the amendments to our revolving facility, our ABS facility and our inventory financing facility on June 23, 2016 and the new capitalized lease entered into in March 2016, as described in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2016.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	129,173	$27.89	129,173	$32,937,000
May 1, 2016 through May 31, 2016	468,603	24.68	468,603	21,370,000
June 1, 2016 through June 30, 2016	728,459	27.23	728,459	1,533,000

Total	1,326,235	$26.40	1,326,235

On February 10, 2016, we announced that our Board of Directors had authorized the repurchase of $50 million of our common stock, of which approximately $36.5 million remained available at March 31, 2016. Repurchases during the quarter ended June 30, 2016 are reflected in the table above. For the three months ended June 30, 2016, we purchased approximately 1.3 million shares of our common stock on the open market at a total cost of approximately $35.0 million. All shares repurchased were retired. In early July 2016, we completed repurchases using the remaining $1.5 million available under our current share repurchase plan authorization, and all shares repurchased were retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1	Fourth Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	June 28, 2016

10.2	Second Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	June 28, 2016

10.3	Amendment to Receivables Purchase Agreement, dated as of June 23, 2016, among Insight Receivables, LLC, Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent	8-K	000-25092	10.3	June 28, 2016

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)