Form 10-Q
period 2016-09-30
INSIGHT ENTERPRISES INC
filed 2016-10-31
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of the issuer’s common stock as of October 21, 2016 was 35,477,754.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$175,695	$187,978
Accounts receivable, net of allowance for doubtful accounts of $9,705 and $11,872, respectively	1,162,424	1,315,094
Inventories	175,195	119,820
Inventories not available for sale	52,301	51,756
Other current assets	101,235	77,011

Total current assets	1,666,850	1,751,659
Property and equipment, net of accumulated depreciation and amortization of $308,961 and $291,643, respectively	76,614	88,281
Goodwill	62,936	56,195
Intangible assets, net of accumulated amortization of $21,728 and $94,406, respectively	22,529	26,983
Deferred income taxes	59,034	62,986
Other assets	28,840	27,913

	$1,916,803	$2,014,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$617,763	$905,464
Accounts payable—inventory financing facility	135,783	106,327
Accrued expenses and other current liabilities	140,695	144,633
Current portion of long-term debt	533	1,535
Deferred revenue	42,774	50,166

Total current liabilities	937,548	1,208,125
Long-term debt	243,372	89,000
Deferred income taxes	1,042	239
Other liabilities	30,821	30,911

	1,212,783	1,328,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,477 shares at September 30, 2016 and 37,106 shares at December 31, 2015 issued and outstanding	355	371
Additional paid-in capital	306,933	316,686
Retained earnings	438,437	408,721
Accumulated other comprehensive loss – foreign currency translation adjustments	(41,705)	(40,036)

Total stockholders’ equity	704,020	685,742

	$1,916,803	$2,014,017

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,392,716	$1,342,195	$4,017,932	$3,985,905
Costs of goods sold	1,210,908	1,159,944	3,465,799	3,450,426

Gross profit	181,808	182,251	552,133	535,479
Operating expenses:
Selling and administrative expenses	144,613	148,796	440,918	437,596
Severance and restructuring expenses	788	817	3,053	1,912

Earnings from operations	36,407	32,638	108,162	95,971
Non-operating (income) expense:
Interest income	(318)	(265)	(784)	(611)
Interest expense	2,517	2,062	6,357	5,518
Net foreign currency exchange loss (gain)	579	(1,561)	1,042	(928)
Other expense, net	352	357	979	969

Earnings before income taxes	33,277	32,045	100,568	91,023
Income tax expense	11,642	11,220	36,978	33,748

Net earnings	$21,635	$20,825	$63,590	$57,275

Net earnings per share:
Basic	$0.61	$0.56	$1.75	$1.50

Diluted	$0.60	$0.56	$1.74	$1.49

Shares used in per share calculations:
Basic	35,474	37,095	36,310	38,279

Diluted	35,790	37,351	36,596	38,557

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$21,635	$20,825	$63,590	$57,275
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	169	(13,063)	(1,669)	(22,436)

Total comprehensive income	$21,804	$7,762	$61,921	$34,839

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$63,590	$57,275
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	30,097	28,426
Non-cash real estate impairment	—	800
Provision for losses on accounts receivable	1,401	4,139
Write-downs of inventories	2,297	2,834
Write-off of property and equipment	—	72
Non-cash stock-based compensation	8,308	6,685
Excess tax benefit from employee gains on stock-based compensation	(293)	(544)
Deferred income taxes	3,424	2,463
Gain on sale of real estate	(338)	—
Changes in assets and liabilities:
Decrease in accounts receivable	133,289	168,781
Increase in inventories	(59,707)	(13,508)
Increase in other assets	(22,713)	(3,077)
Decrease in accounts payable	(278,097)	(212,289)
Decrease in deferred revenue	(6,645)	(4,181)
Increase (decrease) in accrued expenses and other liabilities	244	(13,234)

Net cash (used in) provided by operating activities	(125,143)	24,642

Cash flows from investing activities:
Purchases of property and equipment	(9,714)	(10,804)
Proceeds from sale of real estate, net	1,378	—
Acquisition of Ignia, net of cash acquired	(10,804)	—
Acquisition of BlueMetal, net of cash acquired	507	—

Net cash used in investing activities	(18,633)	(10,804)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	534,920	511,410
Repayments on senior revolving credit facility	(506,420)	(511,410)
Borrowings on accounts receivable securitization financing facility	1,947,000	1,388,100
Repayments on accounts receivable securitization financing facility	(1,822,000)	(1,364,100)
Repayments under other financing agreements	(1,309)	(543)
Payments on capital lease obligations	(270)	(167)
Net borrowings under inventory financing facility	29,456	53,708
Payment of deferred financing fees	(3,360)	—
Excess tax benefit from employee gains on stock-based compensation	293	544
Payment of payroll taxes on stock-based compensation through shares withheld	(2,159)	(2,137)
Repurchases of common stock	(50,000)	(91,843)

Net cash provided by (used in) financing activities	126,151	(16,438)

Foreign currency exchange effect on cash and cash equivalent balances	5,342	(13,790)

Decrease in cash and cash equivalents	(12,283)	(16,390)
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$175,695	$148,134

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

Our offerings in North America and select countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2016, our results of operations for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations include the results of BlueMetal Architects, Inc. (“BlueMetal”) from its acquisition date of October 1, 2015. See Note 12 for a discussion of our acquisition of Ignia Pty Ltd (“Ignia”) effective September 1, 2016.

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

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, “Leases” (Topic 842), which supersedes the lease recognition requirements in Accounting Standards Codification Topic 840, “Leases.” The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients. We expect to adopt the standard in the first quarter of 2019 and are in the process of determining the effect that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures. We have not yet selected our planned transition approach.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, and, therefore, we anticipate increased income tax expense volatility after adoption of this ASU. The standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. Early adoption is permitted. We expect to adopt the standard in the first quarter of 2017 and are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net earnings	$21,635	$20,825	$63,590	$57,275

Denominator:
Weighted average shares used to compute basic EPS	35,474	37,095	36,310	38,279
Dilutive potential common shares due to dilutive RSUs, net of tax effect	316	256	286	278

Weighted average shares used to compute diluted EPS	35,790	37,351	36,596	38,557

Net earnings per share:
Basic	$0.61	$0.56	$1.75	$1.50

Diluted	$0.60	$0.56	$1.74	$1.49

For the three and nine months ended September 30, 2016, 5,000 and 48,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. There were 2,000 and 1,000 anti-dilutive RSUs for the three and nine months ended September 30, 2015, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Goodwill and Intangible Assets

In June 2016, we resolved the working capital contingency associated with the acquisition of BlueMetal. We recorded the adjustment of the purchase price allocation as a reduction of goodwill in our North America operating segment upon the receipt of $507,000 in cash during the nine months ended September 30, 2016.

See Note 12 for a discussion of our acquisition of Ignia effective September 1, 2016, which included the acquisition of $4,716,000 of identifiable intangible assets and approximately $7,248,000 of goodwill.

In September 2016, the customer relationship intangible assets associated with the 2006 acquisition of Software Spectrum Inc. and the 2008 acquisition of MINX Limited in the United Kingdom were fully amortized. As such, the gross intangible assets balance and the accumulated amortization balance were both reduced by approximately $81,817,000, having no effect on the net intangible assets balance reported in the accompanying consolidated balance sheet as of September 30, 2016.

4. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior revolving credit facility	$28,500	$—
Accounts receivable securitization financing facility	214,000	89,000
Capital leases and other financing obligations	1,405	1,535

Total	243,905	90,535
Less: current portion of capital leases and other financing obligations	(533)	(1,535)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$243,372	$89,000

On June 23, 2016, we entered into amendments to our senior revolving credit facility (“revolving facility”) and our accounts receivable securitization financing facility (“ABS facility”).

Although the maximum borrowing capacity remained at an aggregate U.S. dollar equivalent amount of $350,000,000, our revolving facility was amended to increase the portion of the maximum borrowing capacity that may be used for borrowing in certain foreign currencies from $25,000,000 to $50,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the revolving facility by up to an aggregate of the U.S. dollar equivalent of $175,000,000, subject to customary conditions. The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the amended revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at September 30, 2016 was 1.71% per annum. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. The amended revolving facility matures on June 23, 2021.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our ABS facility was amended to increase the aggregate borrowing availability from $200,000,000 to $250,000,000, to renew the borrowing program under the ABS facility for a three-year term expiring June 23, 2019, and to modify interest rates and fees for used and unused capacity under the facility. Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at September 30, 2016 was 1.52% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of September 30, 2016, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $214,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring charges, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased from 2.75 times to 3.00 times our trailing twelve-month adjusted earnings in conjunction with the amendments to the facilities. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of September 30, 2016, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $600,000,000 to $569,002,000, of which $242,500,000 was outstanding at September 30, 2016.

Inventory Financing Facility

On June 23, 2016, our inventory financing facility was also amended to increase our maximum borrowing capacity from $250,000,000 to $325,000,000, of which $135,783,000 was outstanding at September 30, 2016, and to extend the maturity date of the facility to June 23, 2021. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. Amounts outstanding under this facility are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets. Interest does not accrue on advances paid within vendor terms. The inventory financing facility is guaranteed by the Company and each of its material domestic subsidiaries, and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

Capital Lease and Other Financing Obligations

In March 2016, we entered into a new capitalized lease with a 36-month term for certain IT equipment. The obligation under the capitalized lease is included in long-term debt in our consolidated balance sheet as of September 30, 2016. The current and long-term portions of the obligation are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our consolidated statement of cash flows for the nine months ended September 30, 2016.

Amounts owed under other financing agreements were paid in installments through August 2016 under their original terms. No amounts remain outstanding under other financing obligations as of September 30, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Severance and Restructuring Activities

During the three and nine months ended September 30, 2016, we recorded severance expense associated with the realignment of certain roles and responsibilities, primarily cost reduction initiatives across our U.S. business.

The following table details the activity related to these resource actions for the nine months ended September 30, 2016 and the outstanding obligations as of September 30, 2016 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2015	$505	$2,983	$—	$3,488
Severance costs, net of adjustments	2,451	487	115	3,053
Cash payments	(2,100)	(2,749)	(105)	(4,954)
Foreign currency translation adjustments	—	30	1	31

Balances at September 30, 2016	$856	$751	$11	$1,618

Adjustments were recorded as a reduction to severance and restructuring expense in North America and EMEA of $338,000 and $344,000, respectively, in the nine months ended September 30, 2016, due to changes in estimates upon cash settlement of the related obligations.

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

6. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$2,220	$1,513	$6,108	$4,968
EMEA	681	449	1,858	1,435
APAC	124	96	342	282

Total Consolidated	$3,025	$2,058	$8,308	$6,685

As of September 30, 2016, total compensation cost related to nonvested RSUs not yet recognized is $19,039,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the nine months ended September 30, 2016:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2016	951,784	$24.35
Granted(a)	496,414	25.88
Vested, including shares withheld to cover taxes	(345,506)	23.57	$8,902,964	(b)

Forfeited	(49,058)	25.35

Nonvested at September 30, 2016(a)	1,053,634	25.28	$34,295,787	(c)

Expected to vest	961,071		$31,282,861	(c)

(a)	Includes 130,276 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2016 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2016.
(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $32.55 as of September 30, 2016, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

7. Gain on Assets Held for Sale

In May 2016, we sold real estate that we owned in Bloomingdale, Illinois that was previously classified as a held for sale asset and included in other current assets in the accompanying consolidated balance sheet as of December 31, 2015. In previous years, we recorded non-cash charges to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. During the second quarter of 2016, we recorded a gain on sale of approximately $338,000, which is included in selling and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2016 was 35.0% and 36.8%, respectively. For the three months ended September 30, 2016, our effective tax rate was equal to the United States federal statutory rate of 35.0%. The decrease in rates resulting from the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter and to lower taxes on earnings in foreign jurisdictions fully offset the increase in rates caused by state income taxes, net of federal benefit. For the nine months ended September 30, 2016, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit, and losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

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

As of September 30, 2016 and December 31, 2015, we had approximately $2,614,000 and $3,335,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $252,000 and $296,000, respectively, related to accrued interest.

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

9. Share Repurchase Programs

In February 2016, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. During the nine months ended September 30, 2016, we purchased 1,891,564 shares of our common stock on the open market at a total cost of approximately $50,000,000 (an average price of $26.43 per share). All shares repurchased were retired.

During the comparative nine months ended September 30, 2015, under previously authorized share repurchase programs, we purchased 3,300,210 shares of our common stock at a total cost of approximately $91,843,000 (an average price of $27.83 per share). All shares repurchased were retired.

10. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2016, we had approximately $2,198,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2016. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2016. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

The Company is not involved in any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

11. Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and select countries in EMEA and APAC include IT hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services. Net sales by offering for North America, EMEA and APAC were as follows (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	$651,277	$641,245	$128,214	$134,690	$4,638	$3,502
Software	323,436	312,989	174,180	150,109	22,182	21,315
Services	76,620	68,198	9,338	8,836	2,831	1,311

	$1,051,333	$1,022,432	$311,732	$293,635	$29,651	$26,128

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	$1,801,941	$1,734,060	$359,597	$402,084	$13,728	$9,079
Software	898,193	897,673	586,332	598,624	106,435	119,493
Services	214,341	192,058	30,871	28,395	6,494	4,439

	$2,914,475	$2,823,791	$976,800	$1,029,103	$126,657	$133,011

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2016 or 2015.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,051,333	$311,732	$29,651	$1,392,716
Costs of goods sold	914,515	273,424	22,969	1,210,908

Gross profit	136,818	38,308	6,682	181,808
Operating expenses:
Selling and administrative expenses	100,420	37,893	6,300	144,613
Severance and restructuring expenses	643	145	—	788

Earnings from operations	$35,755	$270	$382	$36,407

	Three Months Ended September 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$1,022,432	$293,635	$26,128	$1,342,195
Costs of goods sold	886,434	252,686	20,824	1,159,944

Gross profit	135,998	40,949	5,304	182,251
Operating expenses:
Selling and administrative expenses	103,793	39,721	5,282	148,796
Severance and restructuring expenses	618	199	—	817

Earnings from operations	$31,587	$1,029	$22	$32,638

	Nine Months Ended September 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$2,914,475	$976,800	$126,657	$4,017,932
Costs of goods sold	2,522,546	839,990	103,263	3,465,799

Gross profit	391,929	136,810	23,394	552,133
Operating expenses:
Selling and administrative expenses	301,722	121,663	17,533	440,918
Severance and restructuring expenses	2,451	487	115	3,053

Earnings from operations	$87,756	$14,660	$5,746	$108,162

	Nine Months Ended September 30, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$2,823,791	$1,029,103	$133,011	$3,985,905
Costs of goods sold	2,448,061	890,528	111,837	3,450,426

Gross profit	375,730	138,575	21,174	535,479
Operating expenses:
Selling and administrative expenses	295,228	125,232	17,136	437,596
Severance and restructuring expenses	873	1,039	—	1,912

Earnings from operations	$79,629	$12,304	$4,038	$95,971

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2016	December 31, 2015
North America	$2,041,614	$1,999,485
EMEA	412,456	543,146
APAC	101,648	114,973
Corporate assets and intercompany eliminations, net	(638,915)	(643,587)

Total assets	$1,916,803	$2,014,017

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$7,523	$7,555	$23,698	$22,743
EMEA	1,827	1,651	5,679	5,018
APAC	285	219	720	665

Total	$9,635	$9,425	$30,097	$28,426

12. Acquisition

Effective September 1, 2016, we acquired Ignia, a business technology consulting and managed services provider headquartered in Perth, Australia, with an additional office in Melbourne, for a cash purchase price, net of cash acquired, of approximately $10,804,000, subject to a final working capital adjustment. We believe that this acquisition expands our global footprint in the areas of application design, digital solutions, Cloud, mobility and business analytics, while also building on our unique position to bring solutions powered by Intelligent Technology™ to our clients in the Asia-Pacific region.

The total fair value of net identifiable assets acquired was approximately $5,324,000, including $1,463,000 of cash acquired and $4,716,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight years and 33 months, respectively. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the evaluation of uncertain tax positions could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $7,248,000, which was recorded in our APAC operating segment. None of the goodwill is tax deductible.

We consolidated the results of operations for Ignia within our APAC operating segment beginning on the September 1, 2016 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Ignia and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

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

Quarterly Overview

We are a Fortune 500-ranked global provider of IT hardware, software, Cloud and service solutions to business, government, healthcare and educational clients in North America; Europe, the Middle East, Africa (“EMEA”); and Asia-Pacific (“APAC”). Our offerings in North America and select countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services.

Consolidated net sales of $1.39 billion in the three months ended September 30, 2016 increased 4% compared to the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 6% in the third quarter of 2016 compared to the third quarter of 2015. Each of our operating segments delivered solid top-line growth year over year, while also delivering growth (excluding the effects of fluctuating foreign currency exchange rates) in each of our reported categories of hardware, software and services.

Consolidated gross profit was relatively flat year over year, decreasing slightly to $181.8 million for the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 2% in the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Gross margin declined approximately 50 basis points year to year to 13.1%, with margin declines in our North America and EMEA operating segments, offset partially by margin expansion in our APAC operating segment.

Consolidated selling and administrative expenses for the third quarter decreased $4.2 million, or 3% year to year (down 1% excluding the effects of fluctuating foreign currency exchange rates). The year to year decrease reflects the benefit of cost reduction initiatives we implemented earlier in the year, primarily in our North America operating segment. Our consolidated results of operations for the third quarter of 2016 also include severance expense, net of adjustments, totaling $788,000 compared to $817,000 recorded during the third quarter of 2015.

All of this resulted in a 12% year over year improvement in consolidated earnings from operations from $32.6 million in the third quarter of 2015 to $36.4 million in the third quarter of 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 13% year over year. On a consolidated basis, we reported net earnings of $21.6 million and diluted earnings per share of $0.60 for the third quarter of 2016. This compares to net earnings of $20.8 million and diluted earnings per share of $0.56 for the third quarter of 2015.

Throughout the “Quarterly Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates. In computing these change amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.9	86.4	86.3	86.6

Gross profit	13.1	13.6	13.7	13.4
Selling and administrative expenses	10.4	11.1	11.0	11.0
Severance and restructuring expenses	0.1	0.1	0.0	0.0

Earnings from operations	2.6	2.4	2.7	2.4
Non-operating expense, net	0.2	0.0	0.2	0.1

Earnings before income taxes	2.4	2.4	2.5	2.3
Income tax expense	0.8	0.8	0.9	0.9

Net earnings	1.6%	1.6%	1.6%	1.4%

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

Net Sales. Net sales for the three months ended September 30, 2016 increased 4% compared to the three months ended September 30, 2015 to $1.39 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 6% in the third quarter of 2016 compared to the third quarter of 2015. Net sales for the nine months ended September 30, 2016 increased 1% compared to the nine months ended September 30, 2015 to $4.02 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 2% in the first nine months of 2016 compared to the first nine months of 2015. Our net sales by operating segment were as follows for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
North America	$1,051,333	$1,022,432	3%	$2,914,475	$2,823,791	3%
EMEA	311,732	293,635	6%	976,800	1,029,103	(5%)
APAC	29,651	26,128	13%	126,657	133,011	(5%)

Consolidated	$1,392,716	$1,342,195	4%	$4,017,932	$3,985,905	1%

Net sales in North America increased 3%, or $28.9 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Net sales of hardware, software and services increased 2%, 3% and 12%, respectively, year over year. The growth in hardware net sales reflects continued strength in demand for client devices as well as server and storage solutions. Although software net sales increased during the third quarter of 2016, the increase was negatively affected by the mix of products sold, including more Cloud subscription products that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction. Services sales improved with additional consulting services engagements, primarily driven by the acquisition of BlueMetal in the fourth quarter of 2015, as well as low single digit organic growth.

Net sales in North America also increased 3%, or $90.7 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net sales of hardware and services increased 4% and 12%, respectively, year over year, while net sales of software were flat year over year. The improvement in net sales in the hardware category was due primarily to higher sales of client devices, servers and storage products. The increase in services net sales reflects the BlueMetal acquisition late last year as well as modest organic growth. Software net sales during the nine months ended September 30, 2016 reflected the continued trend toward higher sales of Cloud-based offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis, as noted previously.

Net sales in EMEA increased 6%, or $18.1 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 16% compared to the third quarter of last year. Net sales of software and services increased 16% and 6%, respectively, while net sales of hardware decreased 5%, compared to the third quarter of 2015. Excluding the effects of fluctuating foreign currency exchange rates, hardware, software and services net sales increased 9%, 22% and 15%, respectively, compared to the third quarter of last year. The increase in hardware net sales (excluding the effects of fluctuating foreign currency exchange rates) was due primarily to higher volume sales of networking solutions to large enterprise clients. The increase in software net sales was driven by increased volume with large enterprise clients during the quarter ended September 30, 2016. The increase in services net sales was due primarily to a continued focus on license consulting and Cloud-related services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in EMEA decreased 5%, or $52.3 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales were flat compared to the nine months ended September 30, 2015. Net sales of hardware and software decreased 11% and 2%, respectively, while net sales of services increased 9%, compared to the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, hardware net sales declined 3%, while software and services net sales increased 2% and 14%, respectively, compared to the nine months ended September 30, 2015. The decrease in hardware net sales was due primarily to lower volume in the United Kingdom earlier in the year resulting from lower volume with large enterprise and public sector clients and large deals transacted in the prior year period that did not repeat in the nine months ended September 30, 2016. The most notable year to year decreases were in the servers and storage hardware categories. The increase in software net sales for the nine month periods (excluding the effects of fluctuating foreign currency exchange rates) was driven by increased volume with large enterprise clients during the third quarter, partially offset by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered third-party services to new and existing clients across the region.

Net sales in APAC increased 13%, or $3.5 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales grew 11% compared to the third quarter of last year. The increase was driven by strong growth across the region, resulting in an increase in services and hardware net sales as a percentage of total net sales in APAC, offset partially by the same negative effect on top-line revenues noted in North America of a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Net sales in APAC decreased 5%, or $6.4 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales were down 2% compared to the nine months ended September 30, 2015. The decrease was driven by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis, partially offset by an increase in hardware and services net sales, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2016 and 2015:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	62%	63%	41%	46%	16%	13%
Software	31%	30%	56%	51%	75%	82%
Services	7%	7%	3%	3%	9%	5%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	62%	61%	37%	39%	11%	7%
Software	31%	32%	60%	58%	84%	90%
Services	7%	7%	3%	3%	5%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended September 30, 2016 remained relatively flat compared to the three months ended September 30, 2015, with gross margin decreasing approximately 50 basis points to 13.1% for the three months ended September 30, 2016 compared to 13.6% for the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 2% year over year in the third quarter of 2016 compared to the third quarter of 2015. Gross profit for the nine months ended September 30, 2016 increased 3% compared to the nine months ended September 30, 2015, with gross margin increasing approximately 30 basis points to 13.7% for the nine months ended September 30, 2016 compared to 13.4% for the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 5% year over year in the first nine months of 2016 compared to the first nine months of 2015. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
North America	$136,818	13.0%	$135,998	13.3%	$391,929	13.4%	$375,730	13.3%
EMEA	38,308	12.3%	40,949	13.9%	136,810	14.0%	138,575	13.5%
APAC	6,682	22.5%	5,304	20.3%	23,394	18.5%	21,174	15.9%

Consolidated	$181,808	13.1%	$182,251	13.6%	$552,133	13.7%	$535,479	13.4%

North America’s gross profit for the three months ended September 30, 2016 increased 1% compared to the three months ended September 30, 2015. As a percentage of net sales, gross margin decreased approximately 30 basis points to 13.0% for the third quarter of 2016 from 13.3% in the third quarter of 2015. The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 23 basis points and a decrease in margin from lower fees from enterprise software agreements of 16 basis points during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. The net decrease in product margin was due primarily to declines in hardware product margin resulting from the mix of products sold during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. Although an increase in higher margin consulting services sales generated a 26 basis point improvement in gross margin year over year, the increase was more than offset by a decline in margin generated by sales of warranty services of 29 basis points year to year. Additionally, we took advantage of early pay discounts offered by certain of our partners, which generated a 13 basis point improvement in margin year over year.

North America’s gross profit for the nine months ended September 30, 2016 increased 4% compared to the nine months ended September 30, 2015. As a percentage of net sales, gross margin increased approximately 10 basis points to 13.4% for the nine months ended September 30, 2016 from 13.3% in the nine months ended September 30, 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin of 7 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The net increase in product margin was due primarily to software sales margin expansion offset partially by a lower mix of partner funding and changes in the business mix transacted during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we also recognized a $2.2 million insurance settlement as a reduction of cost

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

of sales due to the nature of the related insured loss previously recorded. The insurance settlement accounted for 8 basis points of the year over year margin expansion during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Although an increase in higher margin consulting services sales generated an 18 basis point improvement in gross margin year over year, the increase was partially offset by a decline in margin generated by sales of warranty services of 16 basis points year to year. Additionally, early pay discounts taken during the third quarter of 2016, as noted above, generated a 7 basis point improvement in margin year over year.

EMEA’s gross profit decreased 6% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 3% compared to the third quarter of last year. Gross margin decreased approximately 160 basis points to 12.3% for the third quarter of 2016 from 13.9% in the third quarter of 2015. The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 153 basis points and a decline in margin generated by sales of warranty services of 6 basis points during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decline in product margin primarily resulted from lower hardware product margins and lower partner funding as well as lower margins on large enterprise deals transacted during the third quarter of 2016, as discussed previously.

EMEA’s gross profit decreased 1% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 4% compared to the nine months ended September 30, 2015. Gross margin increased approximately 50 basis points to 14.0% for the nine months ended September 30, 2016 from 13.5% in the nine months ended September 30, 2015. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 45 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The product margin expansion was due primarily to the positive effect on software margin that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item, as noted previously. Changes in the mix and size of transactions and an increase in partner funding earlier in 2016 also contributed to the margin improvement during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In addition, we recognized a 15 basis point increase in margin resulting from higher fees from enterprise software agreements during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

APAC’s gross profit increased 26% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, with gross margin increasing to 22.5% for the three months ended September 30, 2016 compared to 20.3% for the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 22% compared to the third quarter of last year. The improvement in gross margin in the third quarter of 2016 compared to the third quarter of 2015 was due primarily to an increase in the mix of higher margin services net sales, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and the margin contribution from increased hardware sales, partially offset by lower partner funding during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

APAC’s gross profit increased 10% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, with gross margin increasing to 18.5% for the nine months ended September 30, 2016 compared to 15.9% for the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 13% compared to the nine months ended September 30, 2015. The improvement in gross margin in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily to the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis, an increase in the mix of higher margin services net sales, higher partner funding and an increase in hardware sales during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses decreased $4.2 million, or 3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses decreased 1% year to year in the third quarter of 2016 compared to the third quarter of 2015. Selling and administrative expenses increased $3.3 million, or 1%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 2% year over year in the first nine months of 2016 compared to the first nine months of 2015. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Net Sales	2015	% of Net Sales	2016	% of Net Sales	2015	% of Net Sales
North America	$100,420	9.6%	$103,793	10.2%	$301,722	10.4%	$295,228	10.5%
EMEA	37,893	12.2%	39,721	13.5%	121,663	12.5%	125,232	12.2%
APAC	6,300	21.2%	5,282	20.2%	17,533	13.8%	17,136	12.9%

Consolidated	$144,613	10.4%	$148,796	11.1%	$440,918	11.0%	$437,596	11.0%

North America’s selling and administrative expenses decreased 3%, or $3.4 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased approximately 60 basis points year to year as a percentage of net sales to 9.6%. The decrease in expenses was primarily driven by a $3.1 million decrease in salaries and wages and contract labor resulting from cost reduction initiatives implemented earlier in 2016 across our North America business. Additionally, the provision for losses on accounts receivable declined $1.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to favorable collection results. These decreases in selling and administrative expenses were partially offset by increases in teammate benefit expenses and variable compensation for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

North America’s selling and administrative expenses increased 2%, or $6.5 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 but decreased approximately 10 basis points year to year as a percentage of net sales to 10.4%. Teammate benefits expense, including healthcare expenses, increased $5.9 million year over year due to higher headcount and higher healthcare claims experience, and variable compensation increased $2.0 million as a result of the increase in net sales and gross profit year over year. These increases in expenses during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were partially offset by a decline in the provision for losses on accounts receivable of $2.7 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to favorable collection results. Other selling and administrative expense increases year over year were driven primarily by the addition of BlueMetal to our business late last year, including amortization expense for identifiable intangible assets included within the assets acquired, offset partially by the benefit of cost reduction initiatives we implemented earlier in 2016.

EMEA’s selling and administrative expenses decreased 5%, or $1.8 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased approximately 130 basis points year to year as a percentage of net sales to 12.2%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 4% compared to the third quarter of last year. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses due to annual merit increases.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The decrease in selling and administrative expenses as a percentage of net sales year to year was the result of our ability to manage selling and administrative costs during the quarter while achieving a higher percentage increase in our top-line revenue during the third quarter of 2016 compared to the third quarter of 2015.

EMEA’s selling and administrative expenses decreased 3%, or $3.6 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 but increased approximately 30 basis points year over year as a percentage of net sales to 12.5%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 2% compared to the nine months ended September 30, 2015. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses due to annual merit increases.

APAC’s selling and administrative expenses increased 19%, or $1.0 million, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and increased approximately 100 basis points year over year as a percentage of net sales to 21.2%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 16% compared to the third quarter of last year. The year over year increase was primarily driven by increased variable compensation as a result of the increase in net sales and gross profit year over year and increased selling and administrative expenses in conjunction with the acquisition of Ignia, a business technology consulting and managed services provider, during the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

APAC’s selling and administrative expenses increased 2%, or $397,000, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and increased approximately 90 basis points year over year as a percentage of net sales to 13.8%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 5% compared to the nine months ended September 30, 2015. The year over year increase was primarily driven by the increase in variable compensation and the increased selling and administrative expenses in conjunction with the acquisition of Ignia during the third quarter of 2016 noted previously.

Severance and Restructuring Expenses. During the three months ended September 30, 2016, North America and EMEA recorded severance expense, net of adjustments, of approximately $643,000 and $145,000, respectively. During the nine months ended September 30, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $2.5 million, $487,000 and $115,000, respectively. The North America charges related to a headcount reduction as part of the cost reduction initiatives noted previously. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended September 30, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $618,000 and $199,000, respectively. For the nine months ended September 30, 2015, North America and EMEA recorded severance expense, net of adjustments, of approximately $873,000 and $1.0 million, respectively. APAC did not record any severance expense in the prior year periods.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2016 and 2015 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during the three and nine months ended September 30, 2016.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three and nine months ended September 30, 2016 increased 22%, or $455,000, and 15%, or $839,000, respectively, compared to the three and nine months ended September 30, 2015. This increase was due primarily to higher borrowing rates and higher

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

average daily balances on our debt facilities in the first nine months of 2016. Imputed interest under our inventory financing facility was $1.1 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, which was relatively flat compared to $1.0 million and $2.6 million for the three and nine months ended September 30, 2015, respectively. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate of 35.0% for the three months ended September 30, 2016 was consistent with our effective tax rate for the three months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 36.8% compared to 37.1% for the nine months ended September 30, 2015. The decrease in our effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was due primarily to improved operating results in certain foreign jurisdictions in 2016, resulting in a decrease in income tax expense as a result of the relative change in the valuation allowance for deferred tax assets related to foreign operating losses in those jurisdictions year to year.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(125,143)	$24,642
Net cash used in investing activities	(18,633)	(10,804)
Net cash provided by (used in) financing activities	126,151	(16,438)
Foreign currency exchange effect on cash and cash equivalent balances	5,342	(13,790)

Decrease in cash and cash equivalents	(12,283)	(16,390)
Cash and cash equivalents at beginning of period	187,978	164,524

Cash and cash equivalents at end of period	$175,695	$148,134

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2016 were to fund working capital requirements, to repurchase shares of our common stock, to acquire Ignia in APAC and for capital expenditures. Operating activities used $125.1 million in cash during the nine months ended September 30, 2016, compared to $24.6 million of cash provided by operating activities during the nine months ended September 30, 2015. The 2016 results are affected by the fact that during the quarter ended September 30, 2016, we paid approximately $40 million for certain trade payables in advance of their stated terms to take advantage of early pay discounts and by a single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

to the supplier of approximately $60 million was due and paid in January 2016. During the nine months ended September 30, 2016, we repurchased $50.0 million of our common stock in open market transactions. We had combined net borrowings on our long-term debt facilities of $153.5 million and net borrowings under our inventory financing facility of $29.5 million during the nine months ended September 30, 2016. Capital expenditures were $9.7 million in the nine months ended September 30, 2016, a 12% decrease from the prior year period, reflecting lower IT and facility-related investments year to year. Cash and cash equivalent balances in the nine months ended September 30, 2016 were positively affected by $5.3 million as a result of foreign currency exchange rates, compared to a negative effect of $13.8 million in the prior year period.

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

Net cash (used in) provided by operating activities. Cash flows from operations for the nine months ended September 30, 2016 and 2015 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, we anticipated the decreases in accounts receivable and accounts payable due to the seasonal decrease in net sales from the fourth quarter to the third quarter, which results in lower accounts receivable and accounts payable balances as of September 30, compared to December 31. However, the 2016 results are also affected by the early payment of approximately $40 million for certain trade payables during the third quarter of 2016 and the single significant receivable collected from a client in the fourth quarter of 2015 for which the payment to the supplier of approximately $60 million was due and paid in January 2016, noted previously. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at September 30 to support specific client engagements and hardware sale transactions in transit to clients as of September 30, such that delivery was not deemed to have occurred until the product was received by the client in early October. For the nine months ended September 30, 2016, the increase in other assets is primarily attributable to an increase in deferred costs associated with specific client engagements for which advanced payments were made to partners, but the related revenue had not yet been recognized as of September 30, 2016. For the nine months ended September 30, 2015, the decrease in accrued expenses and other liabilities was primarily attributable to decreases in accrued VAT and sales taxes due to the relative timing of related payments.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2016	2015
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	77	76
Days inventory outstanding (“DIOs”) (b)	12	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(57)	(61)

Cash conversion cycle (days) (d)	32	27

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 32 days in the third quarter of 2016, up five days from the third quarter of 2015. The increase resulted from the effect of a four day decrease in DPOs coupled with a one day increase in DSOs period over period. The decrease in DPOs was primarily due to the fact that we paid certain trade payables in advance of their stated terms to take advantage of early pay discounts offered as a one-time incentive during the third quarter of 2016, as noted previously, and to generally higher working capital requirements this year due to business growth.

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

Net cash used in investing activities. Capital expenditures were $9.7 million and $10.8 million for the nine months ended September 30, 2016 and 2015, respectively. We expect capital expenditures for the full year 2016 to be between $10.0 million and $15.0 million, primarily for technology and facility related upgrade projects. During the nine months ended September 30, 2016, we acquired Ignia in APAC for approximately $10.8 million, net of cash acquired. We also sold real estate that was previously classified as a held for sale asset for net proceeds of $1.4 million and received $507,000 in cash related to the resolution of the working capital contingency associated with the acquisition of BlueMetal.

Net cash provided by (used in) financing activities. During the nine months ended September 30, 2016 and 2015, we repurchased $50.0 million and $91.8 million, respectively, of our common stock in open market transactions. These repurchases were part of programs previously approved by our Board of Directors, the most recent being a $50 million authorization approved in February 2016. All shares repurchased were immediately retired. During the nine months ended September 30, 2016, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $153.5 million, and we had net borrowings of $29.5 million under our inventory financing facility during the period. In conjunction with the amendments to our revolving facility and our ABS facility in June 2016, we paid $3.4 million in deferred financing fees that were capitalized and are being amortized to interest expense over the terms of the respective agreements. During the nine months ended September 30, 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $24.0 million, and we had net borrowings of $53.7 million under our inventory financing facility during the period.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Financing Facilities

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage, minimum fixed charge and minimum asset coverage ratio requirements and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At September 30, 2016, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At September 30, 2016, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring charges, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 3.00 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of September 30, 2016, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was reduced from the maximum borrowing capacity of $600.0 million to $569.0 million, of which $242.5 million was outstanding at September 30, 2016. Our debt balance as of September 30, 2016 was $243.9 million, including our capital lease obligations for certain IT equipment. As of September 30, 2016, the current portion of our long-term debt relates solely to our capital leases.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of September 30, 2016, we had approximately $154.4 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of September 30, 2016, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2016.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	60,825	$25.21	60,825	$—
August 1, 2016 through August 31, 2016	—	—	—	—
September 1, 2016 through September 30, 2016	—	—	—	—

Total	60,825	$25.21	60,825

On February 10, 2016, we announced that our Board of Directors had authorized the repurchase of $50 million of our common stock, of which approximately $1.5 million remained available at June 30, 2016. Repurchases during the quarter ended September 30, 2016 are reflected in the table above. For the three months ended September 30, 2016, we purchased 60,825 shares of our common stock on the open market at a total cost of approximately $1.5 million. All shares repurchased were retired. This completed our current share repurchase plan authorization.

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

Date: October 31, 2016	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)