Form 10-K
period 2016-12-31
INSIGHT ENTERPRISES INC
filed 2017-02-17
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $912,053,610.

The number of shares outstanding of the registrant’s common stock on February 10, 2017 was 35,485,034.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2016

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected effects of seasonality on our business; that there will be further consolidation in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, develop and grow our global Cloud business and build scalable services business; expectations regarding partner incentives; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plan to migrate EMEA’s IT system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our exposure to derivative counterparty concentration and non-performance risks; our ability to expand our client relationships; that pricing pressures in the IT industry will continue; the sufficiency of our facilities; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, and fund acquisitions; our expectation that we will not incur interest payments under our inventory financing facility; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives;

•	changes in the IT industry and/or rapid changes in technology;

•	risks associated with the integration and operation of acquired businesses;

•	possible significant fluctuations in our future operating results;

•	the risks associated with our international operations;

•	general economic conditions;

•	increased debt and interest expense and lower availability under our financing facilities;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	accounts receivable risks;

•	our reliance on independent shipping companies;

•	our dependence on certain personnel;

•	natural disasters or other adverse occurrences;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;

•	intellectual property infringement claims and challenges to our registered trademarks and trade names; and

•	legal proceedings and audits and failure to comply with laws and regulations.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission. Any forward-looking statements in this report, including those identified under “Risk Factors” in Part I, Item 1A of this report, should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

INSIGHT ENTERPRISES, INC.

PART I

Item 1.	Business

Our Company

Insight Enterprises, Inc. (“Insight” or the “Company”) is a Fortune 500-ranked global provider of IT hardware, software, Cloud and service solutions to business, government, healthcare and educational clients. We provide clients the guidance and expertise needed to select, implement and manage complex technology solutions to drive business outcomes. Through our world-class people, partnerships and services and delivery solutions, we empower clients with Intelligent Technology™ solutions to help their businesses run smarter and realize their goals.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2016 Consolidated Net Sales
North America	United States and Canada	73%
EMEA	Europe, Middle East and Africa	24%
APAC	Asia-Pacific	3%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed our initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998. Over the past 10 years through a combination of acquisitions and organic growth, we continued to increase our geographic coverage and expand our capabilities:

•	2006 – Acquired Software Spectrum, Inc., and expanded our footprint in EMEA and APAC and strengthened our software and related services capabilities;

•	2008 – Acquired Calence, LLC in North America and MINX Limited in the United Kingdom, and enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security;

•	2011 – Acquired Ensynch, Inc. (“Ensynch”) and enhanced our professional services capabilities across the complete Microsoft solution set, including Cloud migration and management;

•	2012 – Acquired Inmac GmbH and Micro Warehouse BV (“Inmac”) and expanded our hardware capabilities into key markets in our existing European footprint, specifically in Germany and the Netherlands;

•	2015 – Acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm, and strengthened our services capabilities in the area of application design, mobility and big data;

•	2016 – On September 1, 2016, we acquired Ignia, Pty Ltd (“Ignia”) and expanded our global footprint in the areas of application design, digital solutions, Cloud, mobility and business analytics, while also building on our ability to bring solutions powered by Intelligent TechnologyTM to our clients in APAC; and

•	2017 – On January 6, 2017, we acquired Datalink Corporation (“Datalink”), a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota, and strengthened our position as a leading IT solutions provider with deep technical talent delivering data center solutions to clients on premise or in the Cloud.

Our Purpose and Values

Our purpose is: “We make meaningful connections to help businesses run smarter.” We live by our core values of Hunger, Heart and Harmony, which set the tone for our business and define who we are. We describe our core values simply:

•	Hunger – Our insatiable desire to create new opportunities for our clients and our business is apparent in everything we do.

INSIGHT ENTERPRISES, INC.

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

Our Market

The worldwide total addressable market for information technology is forecasted to be $3.5 trillion annually according to Gartner, a leading IT research and advisory company. Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 10% of the worldwide total addressable market. We believe our addressable worldwide market in the indirect sales IT channel represents approximately $578 billion in annual sales and for the year ended December 31, 2016, our net sales of $5.5 billion represented approximately 1% of that highly diverse market. We believe that we are well positioned in this highly fragmented global market with locations in 22 countries and the capabilities to provide clients with hardware, software provisioning and related services and solutions across the globe.

Our Differentiation/Value Proposition

We consult with clients regarding their IT hardware and software product needs and design, implement and manage integrated IT solutions for our clients. These solutions include services and products designed to support networking, collaboration, storage, security, Cloud, mobility, converged infrastructure and other advanced technologies. The increased complexity across the technology ecosystem, combined with the continual emergence of new trends and offerings, has made it difficult for most clients to effectively design and manage their technology systems. Clients increasingly are looking for technology providers to supply value-added expertise to help them identify, deploy and implement complex IT solutions. We believe that Insight has a unique position in the market to gain profitable market share by offering Intelligent Technology™ solutions that deliver integrated products and services, on premise or leveraging the Cloud, to drive business outcomes.

We believe that what differentiates Insight from our competitors is:

•	Our global reach – we have the capabilities to serve clients across the globe with hardware, software provisioning and related services and with integrated technology solutions in multiple countries directly or through our partner network.

•	Our scalable services and solutions offerings – we can scale to help organizations of all sizes and have well-developed services capabilities focused on managed, technical and professional services that integrate products and services to provide solutions to meet individualized client needs.

•	Our software expertise – we understand complex licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of license consulting and optimization services.

•	Our financial strength – our strong cash flow generating capabilities allow us to fund acquisitions. In addition, we have been able to devote the financial resources necessary to invest in sales, technology and engineering resources required to deliver leading edge technology solutions.

•	Our website – our website is designed to enhance the user experience, with clearly defined sections to allow users to Learn about trending topics, Solve their challenges, Buy new products and services, and Manage their customized purchasing, hardware warranties, software licensing and Cloud consumption.

•	Our e-Commerce capability – we have customizable client portals, primarily in North America, which allow clients to streamline procurement and processes through a self-service online tool, drive standardization and optimize reconciliation.

•	Our one-stop shopping value proposition – we have a multi-partner approach and have partnerships with leading product manufacturers, software publishers and distribution partners, as well as emerging Cloud and other technology partners, to service our global portfolio of commercial and public sector clients with the integrated IT solutions that make the most sense for their IT environments.

INSIGHT ENTERPRISES, INC.

•	Our operational expertise and effectiveness – we offer a broad selection of hardware and software products with access to billions of dollars in virtual inventory and efficient supply chain execution, as well as product fulfillment and logistics capabilities, management tools and technical expertise.

Our Business Strategy

Our long-term strategy remains consistent and includes three components:

•	Grow our core business;

•	Grow services sales; and

•	Accelerate with Cloud.

Grow our core business. We believe that there is significant opportunity for profitable growth in our core business as a global provider of integrated technology solutions to business and government clients. Our balanced portfolio of manufacturer and publisher brands, extensive e-Commerce and logistics capabilities and differentiated services capabilities allow us to tailor our offerings based on the size and complexity of our clients. In addition, our go-to-market model leverages both centralized and local market sales and technical and support resources to efficiently serve and advise our clients.

In each of our geographic operating segments, we are focused on driving our growth objectives by acquiring new clients and expanding our relationships with existing clients by increasing the types of products and services they buy from us. In North America, we have a local market presence in select cities where we have invested in sales, technical and service delivery resources to drive growth with existing and new clients, particularly in the large account client space, as well as to drive expansion in specific service/solution areas with key partners. We are also concentrating our efforts on growing our business with mid-sized and large clients in select vertical markets, including Federal government, state and local, K-12 education, healthcare and service providers, and have invested in both local market and centralized sales resources to drive these efforts. In EMEA, we are focused on increasing our share in the mid-market and public sector by increasing sales of software and select hardware categories across the business. We continue to expand our services capabilities in the region and to leverage strategic relationships with partners and service delivery vendors to bring software, Cloud and collaboration solutions to our clients. Our APAC operating segment, which is largely comprised of software sales, is engaged in growing sales in the mid-market and enterprise space and on the development of specialized software services, particularly in the areas of software license optimization and Cloud.

Grow services sales. We design, procure, deploy, implement and manage solutions that combine hardware, software and services to help businesses run smarter. Our services capabilities provide significant value add to our clients, driving stronger client relationships and higher margins. Our solutions can be provided through a variety of delivery mechanisms, including at the client location, remotely, or through a private, public or hybrid Cloud. The key areas of focus are:

•	Customer Engagement – When interacting with their customers, our clients face growing digital engagement and a rapid shift toward social media. We help our clients leverage technology to better engage their customers to build loyalty and increase profitability.

•	Workforce Enablement – The consumerization of IT, increase in the millennial population and proliferation of alternate work models is transforming the workplace. We provide our clients’ workforce with tools to enable employee productivity and retention.

•	Infrastructure Optimization – Consumption-based models and technology convergence are reinventing decades-old infrastructure business models. We optimize our clients’ core or branch infrastructure to enable customer and workforce objectives.

•	Operational Excellence – Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing what clients choose to build versus buy. We provide outsourcing services our clients desire, including management of client infrastructure and end-user operations to drive IT return on investment.

Accelerate with Cloud. Private, public and hybrid Cloud solutions provide flexible, reliable and affordable solutions for delivering critical IT functions, such as email, data security, Infrastructure as a Service (“IaaS”) and more. Cloud has become more mainstream, and adoption continues to increase across markets and verticals. Key market imperatives in the adoption of Cloud solutions are speed to market, flexibility, scalability and availability. We have invested in, and will continue to invest in, technical tools and resources to provide clients with the assessment, migration, integration and managed services required to simplify the Cloud adoption decision, whether that decision results in a private, public or hybrid Cloud environment.

INSIGHT ENTERPRISES, INC.

We are also continuing to invest in our global Cloud management platform. Our Cloud management platform serves as a marketplace for our clients to buy and manage their Cloud subscriptions with options that enhance their Software as a Service (“SaaS”) and IaaS management capabilities.

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

Additionally, we have a strong global position in the service provider and independent software vendor (ISV) market. Building on our existing capabilities in this market, we have developed a Cloud portfolio for our service provider clients to resell to their customers, offering them revenue diversification with minimal investment. We also plan to expand our Cloud management platform capabilities and deliver Cloud portal platforms that provide e-commerce and subscription management capabilities to our service provider clients.

Our Strategic Acquisition

In support of our long-term strategy, on January 6, 2017, we completed the acquisition of Datalink, a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota. Datalink’s deep technical talent and complementary services offerings around high-growth technology areas made the acquisition attractive when combined with Insight’s strategy, global scale and focus on operational excellence.

Highlights of the acquisition include:

•	Increases addressable market opportunity in hybrid Cloud and other high-growth data center categories.

•	Enhances go-to-market engagement with a solutions-led approach.

•	Drives scale and growth by adding complementary capabilities, partner relationships and clients in key U.S. markets.

•	Leverages Insight’s best-in-class digital marketing engine to bring scalable solutions to the mid-market.

•	Benefits from consistency of culture, values and vision across the organizations.

•	Achieves higher gross margins with increased services sales and higher growth, higher margin product categories.

Our Offerings

Our offerings in North America and select countries in EMEA and APAC include a suite of IT hardware, software and services solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services. On a consolidated basis, hardware, software and services represented approximately 54%, 40% and 6%, respectively, of our net sales in 2016 compared to 54%, 41% and 5%, respectively, in 2015.

Services Offerings

We have developed solutions that integrate hardware, software and services to help businesses run smarter within our focus areas. Our core solutions include:

Customer Engagement

•	Intelligent Endpoints: Digital signage, kiosk, tablet and smartphone endpoints integrated with off-the-shelf software applications.

•	Intelligent Applications: Custom-developed applications to enable client-to-customer engagement. These applications are increasingly Cloud-based and mobile-centric.

INSIGHT ENTERPRISES, INC.

Workforce Enablement

•	Modern Workplace: Desktop, notebook, tablet and smartphone devices coupled with calendar, email, messaging and collaboration software. Cloud-based deployment of this software is now mainstream. In addition, we see growing demand for “Device-as-a-Service.”

•	Modern Applications: Custom-developed mobile, Cloud and Internet-of-Things applications. Typically, these applications are specific to the client vertical market, e.g., healthcare, financial services or retail.

Infrastructure Optimization

•	Hybrid Cloud: On-premise converged infrastructure (private Cloud) augmented by off-premise public Cloud IaaS integrated and managed via orchestration software.

•	Branch Infrastructure: Cloud or premise-based branch infrastructure comprising connectivity, computing, voice and wireless.

•	Intelligent Network: Core WAN, LAN, wireless and security solutions to seamlessly connect Hybrid Cloud, Branch Infrastructure and end users.

Operational Excellence

•	Product Life Cycle: Source, procure, stage, configure, integrate, test, deploy and maintain IT products spanning endpoints to infrastructure.

•	Workplace Services: Service level agreement-based outsourcing of end user support. This comprises dedicated, onsite desktop support technicians coupled with 24x7 Level 1 Service Desk.

•	Infrastructure Management: 24x7 remote management of clients’ server/storage/network infrastructure through our ISO-certified Remote Network Operating Center (RNOC).

We have invested in Cloud, mobility, big data and security capabilities and expertise to enable our core solutions and continuously seek to identify client-relevant technology solutions.

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

Big Data. Our clients are deluged with data that they struggle to interpret. We help turn this data into actionable insights with solutions such as weather-based predictive analytics to drive weekly marketing campaigns for consumer products and patient-based intake and health outcomes analysis to optimize nurse staffing. We expect the proliferation of sensors for Internet-of-Things will fuel this data overload and drive further demand for these solutions.

Security. All of these solutions must be delivered without compromising customer, company or employee private information. We offer services for identity and access management, single-sign-on (SSO) and mobile-device-management (MDM) to protect end users. In addition, we provide network security and Security Incident Event Management (SIEM) solutions to secure our clients’ infrastructure.

Hardware Offerings

We offer products from hundreds of manufacturers, including such industry leaders as Cisco, HP Inc., Lenovo, Dell, Hewlett Packard Enterprise Company (“HPE”), EMC, NetApp, Apple and IBM. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to address their specific business needs.

INSIGHT ENTERPRISES, INC.

The four hardware technology categories we have identified as key to our clients’ Intelligent Technology™ solutions are:

•	Desktop, notebook and tablet

•	Networking and communications

•	Server and power

•	Storage

In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory risk exposure. As a result, we are able to offer billions of dollars of products in virtual inventory in fulfilling our performance obligations to our clients. Convenience and product options among multiple brands are key competitive advantages compared to manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best-in-class solution across all product categories.

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

We operate under a single, standardized IT system across North America and APAC and a separate, single IT system platform in all countries in our EMEA operations. We plan to migrate our EMEA operations to the same IT system used in North America and APAC by the end of 2018.

For a discussion of risks associated with our IT systems, see “Risk Factors – Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.

Our Competition

The IT hardware, software and services industry is very fragmented and highly competitive. Our competition includes:

•	Direct marketers and resellers, such as CDW (North America and United Kingdom), Systemax (Europe), Softchoice, Comparex, Connection, PCM, World Wide Technology, SHI, SoftwareONE, Computacenter, SCC, Bechtle, Cancom and Crayon;

•	National and regional resellers, including value-added resellers, specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP Inc., IBM, Lenovo and HPE;

•	Software publishers, such as IBM, Microsoft and Symantec;

•	Systems integrators, such as Compucom Systems, Inc.;

•	National and global service providers, such as IBM Global Services and HP Enterprise Services; and

•	E-tailers, such as Amazon Web Services (AWS), Newegg, Buy.com and e-Buyer (United Kingdom).

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

Our Partners

We partner with the top technology brands as well as emerging entrants in the marketplace. During 2016, we purchased products and software from approximately 5,100 partners. Approximately 67% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft accounted for approximately 27% of our aggregate purchases in 2016. No other partner accounted for more than 10% of purchases in 2016. Our top five partners as a group for 2016 were Microsoft, Ingram Micro (a distributor), HP Inc., Cisco and Tech Data (a distributor), and approximately 59% of our total purchases during 2016 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2016, sales of Microsoft, Cisco and HP Inc. products accounted for approximately 24%, 11% and 10%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2016. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Cisco, HP Inc., Dell and Lenovo) accounted for approximately 60% of Insight’s consolidated net sales during 2016.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past two years. These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. Our partners are taking notice, and we are quickly emerging as a leader in our industry as we consistently outpace our competition in digital marketing. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

INSIGHT ENTERPRISES, INC.

As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives,” in Part I, Item 1A of this report.

Our Teammates

As of December 31, 2016, we employed 5,930 teammates, of whom 2,412 were engaged in sales related activities, 1,806 were engaged in management, support services and administration activities, 1,582 were skilled, certified consulting and service delivery professionals and 130 were engaged in distribution activities. Our teammates in the United States are not represented by a labor union, and our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – We depend on certain personnel,” in Part I, Item 1A of this report.

Our Seasonality

We experience some seasonal trends in our sales of IT hardware, software and services. For example:

•	software sales are typically higher in our second and fourth quarters, particularly the second quarter;

•	business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in the first quarter;

•	sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and

•	sales to public sector clients in the United Kingdom are often stronger in our first quarter.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our web site at www.insight.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. The information contained on our web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

The competitive landscape in which we compete continues to change as new technologies are developed. While innovation can help our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while Cloud-based solutions present an opportunity for us, Cloud-based solutions and technologies that deliver technology solutions as-a-service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware or software we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued innovations by our current vendor partners and our ability to partner with new and emerging technology providers.

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

We rely on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. There can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. The loss of, or change in business relationship with, any of our key vendor partners could negatively impact our business.

In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We continue to experience adverse program changes, and we anticipate that in the future the incentives that many partners make available to us may either be reduced or that the requirements for earning the available amounts will change. If we are unable to react timely to any fundamental changes in the partner funding programs of publishers or manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, particularly related to incentive programs with our largest partners, Microsoft, Cisco and HP Inc., the changes could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue to receive such incentives.

INSIGHT ENTERPRISES, INC.

Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products. The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns. If we fail to react in a timely manner to such changes, we may experience lower sales and, with respect to hardware, we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory of products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, financial conditions and results of operations.

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

The integration and operation of acquired businesses, including Datalink and Ignia, may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business, such as Datalink and Ignia, and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The integration of a company the size of Datalink into our business may be more difficult and time consuming than anticipated, and we may be unable to achieve the expected synergies and operating efficiencies within the expected time frames or at all. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

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

INSIGHT ENTERPRISES, INC.

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;

•	changes in governmental regulation or taxation (foreign and domestic);

•	currency exchange fluctuations;

•	changes in import/export laws, regulations and customs and duties (foreign and domestic);

•	trade restrictions (foreign and domestic);

•	difficulties of conducting business, managing operations, and costs of staffing in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	taxes and other restrictions on repatriating foreign profits back to the United States;

•	extended payment terms;

•	seasonal reductions in business activity in some parts of the world; and

•	natural disasters, terrorism, civil unrest and other geopolitical uncertainties.

In addition, changes in policies and/or laws of the United States or foreign governments, including data privacy restrictions, resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations, limitations on business operations, or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our business, financial condition and results of operations.

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States, and we currently conduct limited hedging activities. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, there continues to be substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”), advising for the exit of the United Kingdom from the EU. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the United Kingdom and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.

INSIGHT ENTERPRISES, INC.

The acquisition of Datalink will increase our outstanding debt and interest expense and lowered the availability on our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. We borrowed approximately $196.0 million to partially fund our acquisition of Datalink on January 6, 2017. We anticipate that these additional borrowings will increase our 2017 interest expense by approximately $6 million compared to interest expense incurred in 2016. Additionally, our financing facilities have variable interest rates, which increase our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.

Our financing facilities contain various covenants that we must comply with in order to avoid an occurrence of an event of default. The covenants include limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivables requirement and meet monthly, quarterly and annual reporting requirements. Our ability to maintain compliance with our financial covenants and to make scheduled payments on our financing facilities depends on our financial and operating performance. If we were unable to maintain compliance or to repay the borrowed amounts, the lenders under our financing facilities could declare an event of default and demand payment within a specified period of time.

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

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. If our current technology is determined to have a shorter useful life or the value of our current system is impaired, we could incur additional depreciation expense and/or impairment charges. The continuing development of our IT systems is crucial for our success. Accordingly, some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties. In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly to highly regulated public sector clients, or with government procurement regulations could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector clients, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency. Our sales to our public sector customers are also impacted by government spending policies, budget priorities and revenue levels. An adverse change in government spending policies (including budget cuts at the federal, state and local level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us. These possible actions or the adoption of new or modified procurement regulations or practices could have a material adverse effect our business, financial position and results of operations.

INSIGHT ENTERPRISES, INC.

We are exposed to accounts receivable risks. We extend credit to our customers for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our customers may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or uncertainty or, in the case of public sector customers, during periods of budget constraints.

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

A natural disaster or other adverse occurrence at one of our primary facilities or customer data centers could damage our business. We have warehouse and distribution facilities in the United States and Canada and in the United Kingdom and Germany. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate customer data centers and numerous sales offices which may contain both business-critical data and confidential information of our customers. A natural disaster or other adverse occurrence at any of the customer data centers or at any of our major sales offices could negatively impact our business, results of operations or cash flows.

Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file income tax returns in various U.S. and foreign tax jurisdictions. Our effective tax rate could be adversely affected by various factors, many of which are outside of our control, including:

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

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright, trademark and trade secret laws, unpatented proprietary know-how, and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations. In addition, our registered trademarks and trade names are subject to challenge by third parties. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation. If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future. These types of claims and challenges could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks from legal proceedings and audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows. We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation. Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, ecommerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against coworkers, contractors, or agents violating such laws and regulations or our policies and procedures.

Item 1B.	Unresolved Staff Comments

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 2.	Properties

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2016, we owned or leased approximately 1.3 million square feet of office and warehouse space, and, while approximately 66% of the square footage is in the United States, we own or lease office and warehouse facilities in 11 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2016 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC. These properties are not included in the table above. Substantially all of our owned properties secure our senior revolving credit facility (“revolving facility”). A portion of the client support center that we own in Tempe, Arizona included in the table above is currently leased to Revana, formerly known as Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006. For additional information on operating leases, see Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

	Common Stock
Year 2016	High Price	Low Price
Fourth Quarter	$41.81	$28.15
Third Quarter	32.77	24.23
Second Quarter	29.39	23.31
First Quarter	28.96	18.26
Year 2015
Fourth Quarter	$27.78	$24.41
Third Quarter	30.20	24.03
Second Quarter	32.80	26.29
First Quarter	29.04	23.03

As of February 10, 2017, we had 35,485,034 shares of common stock outstanding held by 58 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility and our accounts receivable securitization financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2016.

See further information on our share repurchase programs in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index) for the period starting January 1, 2012 and ending December 31, 2016. The graph assumes that $100 was invested on January 1, 2012 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016
Insight Enterprises, Inc. Common Stock (NSIT)	100.00	113.60	148.53	169.33	164.29	264.49

Nasdaq US Benchmark TR Index (Market Index)	100.00	116.43	155.41	174.78	175.62	198.47

Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	119.88	141.04	191.18	174.07	200.63

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2016 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$5,485,515	$5,373,090	$5,316,229	$5,144,347	$5,301,441
Costs of goods sold	4,742,413	4,656,758	4,603,826	4,445,460	4,581,765

Gross profit	743,102	716,332	712,403	698,887	719,676
Operating expenses:
Selling and administrative expenses	585,243	584,906	576,967	564,910	565,206
Severance and restructuring expenses	4,580	4,907	4,433	12,740	6,317
Acquisition-related expenses	4,447	—	—	—	—

Earnings from operations	148,832	126,519	131,003	121,237	148,153
Non-operating (income) expense:
Interest income	(1,066)	(783)	(1,062)	(1,230)	(1,468)
Interest expense	8,628	7,224	6,019	6,337	6,101
Gain on bargain purchase	—	—	—	—	(2,022)
Net foreign currency exchange loss (gain)	522	(393)	327	194	(463)
Other expense, net	1,290	1,295	1,347	1,412	1,337

Earnings before income taxes	139,458	119,176	124,372	114,524	144,668
Income tax expense	54,768	43,325	48,688	43,503	51,905

Net earnings	$84,690	$75,851	$75,684	$71,021	$92,763

Net earnings per share:
Basic	$2.35	$2.00	$1.84	$1.65	$2.09

Diluted	$2.32	$1.98	$1.83	$1.64	$2.07

Shares used in per share calculations:
Basic	36,102	37,984	41,062	43,012	44,413

Diluted	36,438	38,275	41,358	43,289	44,834

INSIGHT ENTERPRISES, INC.

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$544,943	$543,534	$565,559	$526,423	$503,042
Total assets	2,219,300	2,014,017	1,947,838	1,868,611	2,001,721
Short-term debt, including capital leases and other financing obligations(2)	480	1,535	766	217	602
Long-term debt, including capital leases and other financing obligations(2)	40,251	89,000	62,535	66,949	80,000
Stockholders’ equity	713,443	685,742	721,231	716,918	705,291
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data includes results of the following acquisitions from their respective dates of acquisition: Ignia from September 1, 2016, BlueMetal from October 1, 2015 and Inmac from February 1, 2012.
(2)	Excludes obligations under our inventory financing facility of $154.9 million, $106.3 million, $122.8 million, $115.3 million and $116.8 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively. We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest payments due under this facility. These amounts are classified separately as accounts payable-inventory financing facility on our consolidated balance sheets. See Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Full year 2016 financial and operational highlights included the following:

•	In North America:

•	We successfully completed the integration of BlueMetal into the business, which helped drive double-digit growth in services sales for the full year;

•	We gained hardware market share from competitors according to third party data; and

•	We continued to help clients assess and migrate to the Cloud, either through hybrid Cloud/data center solutions or public Cloud alternatives.

•	In EMEA:

•	We executed well in the core business, growing earnings from operations by 44% year over year, while continuing to transform to a Cloud and solutions company; and

•	We believe that we led the market in Cloud adoption with our largest software partner in EMEA.

•	In APAC:

•	We continued to diversify our business mix by increasing our hardware and services sales across the region; and

•	We acquired Ignia in the third quarter as part of our continuing efforts to deliver value-added services globally to our clients.

On a consolidated basis, for the year ended December 31, 2016, our net sales of $5.5 billion increased 2% compared to 2015, up 4% year over year excluding the effects of fluctuating foreign currency exchange rates. Our resulting gross profit also increased by 4%, or $26.8 million, compared to 2015, up 6% year over year excluding the effects of fluctuating foreign currency exchange rates. Consolidated gross margin improved approximately 20 basis points to 13.5% of net sales in 2016. Selling and administrative expenses remained flat, increasing $337,000 in 2016 compared to 2015. We reported earnings from operations of $148.8 million in 2016, an increase of 18% compared to the prior year, which represented 2.7% of net sales, compared to 2.4% in the prior year. Our effective tax rate in 2016 was 39.3% compared to 36.4% in 2015 and 39.1% in 2014. Net earnings and diluted net earnings per share were $84.7 million and $2.32, respectively, in 2016. In 2015, we reported net earnings of $75.9 million and diluted net earnings per share of $1.98. In 2014, we reported net earnings of $75.7 million and diluted net earnings per share of $1.83.

The results of operations for 2016 include the following items:

•	the acquisition of Ignia effective September 1, 2016;

•	transaction costs totaling $4.4 million, $4.2 million net of tax, associated with the acquisitions of Ignia and Datalink;

•	severance and restructuring expenses of $4.6 million, $3.3 million net of tax;

•	a gain of $338,000 on the sale of our Bloomingdale, Illinois real estate; and

•	the repurchase of approximately 1.9 million shares of the Company’s common stock for $50 million.

The results of operations for 2016 do not include the results of Datalink, as the acquisition did not close until January 6, 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The results of operations for 2015 include the following items:

•	the acquisition of BlueMetal effective October 1, 2015;

•	severance and restructuring expenses of $4.9 million, $4.3 million net of tax;

•	an impairment loss of $800,000 to further reduce the carrying amount of our previously owned real estate in Bloomingdale, Illinois to its estimated fair value less costs to sell; and

•	the repurchase of approximately 3.3 million shares of the Company’s common stock for $91.8 million.

The results of operations for 2014 include the following items:

•	severance and restructuring expenses of $4.4 million, $3.7 million net of tax;

•	an impairment loss of $4.6 million and accelerated depreciation of $620,000 to reduce the carrying amount of our previously owned real estate in Bloomingdale, Illinois to its estimated fair value less costs to sell;

•	a reduction in costs of goods sold of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts;

•	a reduction in selling and administrative expenses to recognize a $895,000 gain upon our sale of certain real estate to a related party; and

•	the repurchase of approximately 2.1 million shares of the Company’s common stock for $50.4 million.

Throughout the “Overview” and “Results of Operations” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates. In computing these amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.

During 2016, we generated $95.8 million of cash flows from operations, we repurchased $50 million of our common stock and utilized approximately $10.8 million, net of cash acquired, to fund the acquisition of Ignia. We ended the year with $202.9 million of cash and cash equivalents and $39.5 million of debt outstanding under our long-term debt facilities.

During 2016, we amended our revolving facility and our ABS facility and increased the combined maximum borrowing capacity available to us by $50 million and extended the maturity dates of the agreement to 2021 and 2019, respectively. In addition, we amended our inventory financing facility and increased the maximum capacity available to us under that facility by $75 million and extended the maturity date to 2021.

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

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis when the product is received by the client. We recognize revenue on a gross basis as the principal in the transaction because we control the transaction as the primary obligor for product fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client, we assume credit risk for the amounts invoiced, and we work closely with our clients to determine their hardware and software specifications.

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

We sell certain third-party service contracts and software maintenance and Cloud or software-as-a-service subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition and, thus, are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors and our clients, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

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

We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred as the services are performed and amounts are earned. Net sales for these service engagements are not a significant portion of our consolidated net sales.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We perform an annual review of our goodwill in the fourth quarter of every year and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We continually assess whether any indicators of impairment exist, and that assessment requires a significant amount of judgment. Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations. Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.5	86.7	86.6

Gross profit	13.5	13.3	13.4
Operating expenses:
Selling and administrative expenses	10.7	10.9	10.8
Severance and restructuring and acquisition-related expenses	0.1	0.0	0.1

Earnings from operations	2.7	2.4	2.5
Non-operating expense, net	0.2	0.2	0.2

Earnings before income taxes	2.5	2.2	2.3
Income tax expense	1.0	0.8	0.9

Net earnings	1.5%	1.4%	1.4%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2016 Compared to 2015

Net Sales. Net sales increased 2%, or $112.4 million, in 2016 compared to 2015. Our net sales by operating segment for 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	% Change
North America	$3,971,828	$3,823,528	4%
EMEA	1,338,560	1,371,137	(2%)
APAC	175,127	178,425	(2%)

Consolidated	$5,485,515	$5,373,090	2%

Net sales in North America increased 4%, or $148.3 million, in 2016 compared to 2015. Net sales of hardware and services increased 5% and 10%, respectively, year over year, while net sales of software remained flat year over year. The improvement in net sales in the hardware category was due primarily to higher sales of client devices, servers and storage products. The increase in services net sales reflects the BlueMetal acquisition in October 2015 as well as organic growth in technical services projects. Software net sales during 2016 reflected the continued trend toward higher sales of Cloud-based offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction.

Net sales in EMEA decreased 2%, or $32.6 million, in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 4% in 2016 compared to 2015. Net sales of services and software were up 15% and 1%, respectively, year over year, while net sales of hardware were down 9% year to year. Excluding the effects of fluctuating foreign currency exchange rates, net sales of services, software and hardware increased 22%, 6% and 1%, respectively, year over year. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered third-party services to new and existing clients across the region. The increase in software net sales in 2016 compared to 2015 was driven by increased volume with large enterprise clients, partially offset by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis.

Net sales in APAC decreased 2%, or $3.3 million, in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales in 2016 remained flat compared to 2015. An increase in services and hardware net sales year over year was offset by a decrease in software net sales during 2016 compared to 2015 resulting from a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis.

Net sales by category for North America, EMEA and APAC were as follows for 2016 and 2015:

	North America		EMEA		APAC
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	62%	61%	36%	39%	11%	8%
Software	31%	32%	61%	58%	82%	89%
Services	7%	7%	3%	3%	7%	3%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit increased 4%, or $26.8 million, in 2016 compared to 2015, with gross margin increasing approximately 20 basis points to 13.5% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2016 and 2015 were as follows (dollars in thousands):

	2016	% of Net Sales	2015	% of Net Sales
North America	$525,481	13.2%	$501,563	13.1%
EMEA	185,687	13.9%	186,287	13.6%
APAC	31,934	18.2%	28,482	16.0%

Consolidated	$743,102	13.5%	$716,332	13.3%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit in 2016 increased 5% compared to 2015, and as a percentage of net sales, gross margin increased by approximately 10 basis points year over year. The year over year increase in gross margin was primarily attributable to increases in supplier discounts year over year as we took advantage of early pay discounts offered by certain of our partners, which generated a 6 basis point improvement in margin year over year. During 2016, we also recognized a $2.2 million insurance settlement as a reduction of cost of sales due to the nature of the related insured loss previously recorded. The insurance settlement accounted for 6 basis points of the year over year margin expansion during 2016 compared to 2015. Although an increase in higher margin consulting services sales generated a 15 basis point improvement in gross margin year over year, the increase was partially offset by a decline in margin generated by sales of warranty services of 12 basis points year to year.

EMEA’s gross profit remained flat in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit was up 7% in 2016 compared to 2015. As a percentage of net sales, gross margin increased by approximately 30 basis points year over year. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 19 basis points during 2016 compared to 2015. The product margin expansion was due primarily to the positive effect on software margin that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item. Changes in the mix and size of transactions and an increase in partner funding earlier in 2016 also contributed to the margin improvement during 2016 compared to 2015. In addition, we recognized a 13 basis point increase in margin resulting from higher fees from enterprise software agreements during 2016 compared to 2015.

APAC’s gross profit increased 12% in 2016 compared to 2015, with gross margin increasing to 18.2% in 2016 from 16.0% in 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 14% in 2016 compared to 2015. The improvement in gross margin in 2016 compared to 2015 was due primarily to the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis, an increase in the mix of higher margin services net sales, higher partner funding and an increase in hardware sales during 2016 compared to 2015.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $337,000 in 2016 compared to 2015. Selling and administrative expenses decreased approximately 20 basis points as a percentage of net sales in 2016 compared to 2015. Selling and administrative expenses as a percent of net sales by operating segment for 2016 and 2015 were as follows (dollars in thousands):

	2016	% of Net Sales	2015	% of Net Sales
North America	$401,316	10.1%	$396,603	10.4%
EMEA	160,269	12.0%	165,879	12.1%
APAC	23,658	13.5%	22,424	12.6%

Consolidated	$585,243	10.7%	$584,906	10.9%

North America’s selling and administrative expenses increased 1%, or $4.7 million, in 2016 compared to 2015, but decreased approximately 30 basis points year to year as a percentage of net sales to 10.1% of net sales in 2016. Teammate benefits expense, including healthcare expenses, increased $6.0 million year over year due to an increase in healthcare claims, and variable compensation increased $4.6 million as a result of the increase in net sales and gross profit year over year. These increases in expenses during 2016 compared to 2015 were partially offset by a decline in the provision for losses on accounts receivable of $3.4 million in 2016 compared to 2015 due to favorable collection results and a decrease in salaries and wages and contract labor of $2.7 million resulting from cost reduction initiatives implemented earlier in 2016 across our North America business. As discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report, our results for 2015 include a non-cash charge of $800,000 to reduce the carrying amount of our real estate held for sale to its estimated fair value less costs to sell.

With the acquisition of Datalink on January 6, 2017, we expect to record amortization expense associated with intangible assets acquired from Datalink of approximately $11.5 million in 2017 and $9.2 million in each of 2019 through 2026.

EMEA’s selling and administrative expenses decreased 3%, or $5.6 million, in 2016 compared to 2015, and decreased approximately 10 basis points to 12.0% of net sales in 2016. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 3% compared to the prior year. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses attributed to higher average cost per head in conjunction with our investments in sales and services related headcount to support services and Cloud growth across the region.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s selling and administrative expenses increased 6%, or $1.2 million, in 2016 compared to 2015, and increased approximately 90 basis points to 13.5% of net sales in 2016. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 7% compared to the prior year. The year over year increase is primarily driven by higher variable compensation as a result of the increase in gross profit year over year and increased selling and administrative expenses as a result of the acquisition of Ignia, a business technology consulting and managed services provider, effective September 1, 2016.

Severance and Restructuring Expenses. During 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $3.0 million, $1.5 million and $118,000, respectively. The North America charges related to a headcount reduction as part of cost reduction initiatives early in 2016 noted previously, while the EMEA charges related to significant restructuring activities, primarily in the United Kingdom, Germany and France, as we worked to reduce our selling and administrative expenses in EMEA. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made during 2016. During 2015, North America and EMEA recorded severance expense, net of adjustments, totaling $1.1 million and $3.8 million, respectively. APAC did not record any severance expense in 2015. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Acquisition-related Expenses. During 2016, we incurred $169,000 in direct third-party transaction costs related to the acquisition of Ignia and $4.3 million in such costs related to the acquisition of Datalink that was completed on January 6, 2017. See Notes 22 and 23 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of acquisitions.

Non-Operating (Income) Expense.

Interest Income. Interest income for 2016 and 2015 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income year over year is primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during 2016.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense increased 19% in 2016 compared to 2015 due primarily to higher borrowing rates and higher average daily balances under our debt facilities in 2016 compared to 2015, while imputed interest under our inventory financing facility remained flat from 2015 to 2016 at $3.4 million. For a description of our various financing facilities, see Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Income Tax Expense. Our effective tax rate for 2016 was 39.3% compared to 36.4% in 2015. The increase in the tax rate from 2015 to 2016 was primarily due to the effect of a change in tax law that was enacted in December 2016 related to the taxation of foreign currency translation gains or losses arising from qualified business units and the effect of non-deductible acquisition-related expenses incurred in 2016. The effective tax rate in 2016 was higher than the federal statutory rate of 35.0% primarily due to the increases in the valuation allowances in certain foreign jurisdictions and state taxes in the United States as well as the tax law change during the fourth quarter of 2016 and the effect of non-deductible acquisition-related expenses incurred in 2016, as noted previously. These increases in our effective tax rate in 2016 were offset partially by lower taxes on earnings in foreign jurisdictions. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

Net sales in North America increased 7%, or $260.8 million, in 2015 compared to 2014. Net sales of hardware, software and services increased 7%, 5% and 20%, respectively, year over year. Net sales in the hardware category were up due to higher sales of client devices and networking and server products to large enterprise and public sector clients, including server sales resulting from the end of life of Microsoft Windows Server 2003 and the completion of a number of multi-quarter network deployments during 2015. Software sales comparisons reflect growth driven from stronger demand for business productivity and security solutions, particularly in the public sector, where we added new clients and continued to grow our existing portfolio in 2015. Services sales improved with additional consulting services engagements and technical deployments performed during 2015, reflecting the benefits of expanding our solutions capabilities, including the acquisition of BlueMetal in the fourth quarter of 2015.

Net sales in EMEA decreased 11%, or $168.8 million, in U.S. dollars, in 2015 compared to 2014. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 2% in 2015 compared to 2014. Net sales of services were up 9% year over year, while net sales of hardware and software were down 7% and 14%, respectively, in 2015 compared to 2014. Excluding the effects of fluctuating foreign currency exchange rates, net sales of services, hardware and software increased 24%, 2% and 1%, respectively, year over year. The increase in services net sales was due primarily to increased sales of Cloud solutions and third-party services to new and existing clients across the region. The increase in hardware net sales (excluding the effects of fluctuating foreign currency exchange rates) was due primarily to higher volume in sales with our corporate and public sector clients, with year over year growth most notably in the server hardware category. The increase in software net sales (excluding the effects of fluctuating foreign currency exchange rates) was driven by higher volume with our public sector and service provider clients, primarily for business productivity solutions, earlier in 2015, offset by the effect of certain large software transactions in the fourth quarter of 2014 that did not recur in 2015.

Net sales in APAC decreased 16%, or $35.1 million, in 2015 compared to 2014. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 5% in 2015 compared to 2014 due to lower volume as a result of a softer economy and a higher mix of software maintenance sales, which are recorded on a net sales recognition basis.

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

North America’s gross profit in 2015 increased 5% compared to 2014, but as a percentage of net sales, gross margin decreased by approximately 30 basis points year to year. The decline in gross margin was due primarily to a 21 basis point decrease in margin contributed by agency fees from enterprise software agreements due primarily to partner program changes and a 20 basis point decrease in product margin, which includes partner funding and freight. The decrease in product margin reflects a higher mix of device sales to large enterprise and public sector clients at lower margins, as well as the negative effect on the year over year comparison of a reduction in costs of goods sold in 2014 of approximately $4.1 million associated with the settlement or recovery of previously disputed sales tax amounts during 2014. These decreases in margin were partially offset by a 17 basis point increase in sales of higher margin services in 2015 compared to 2014.

EMEA’s gross profit decreased 7% in 2015 compared to 2014. Excluding the effects of fluctuating foreign currency exchange rates, gross profit in 2015 was up 6% compared to 2014. As a percentage of net sales, gross margin increased by approximately 60 basis points year over year. The increase in gross margin was due primarily to a 49 basis point increase in product margin, which includes partner funding and freight, and a 12 basis point increase in sales of higher margin services. The primary driver of the increase in product margin during 2015 compared to 2014 was the favorable effect of certain large, low margin software transactions in 2014 that did not recur in 2015.

APAC’s gross profit decreased 19% in 2015 compared to 2014. Excluding the effects of fluctuating foreign currency exchange rates, gross profit in 2015 decreased 7% compared to 2014. As a percentage of net sales, gross margin decreased by approximately 40 basis points, due primarily to a 69 basis point decrease in margin driven by lower fees from enterprise software agreements resulting from partner program changes. This decrease in margin was partially offset by a 21 basis point increase in sales of higher margin services in 2015 compared to 2014.

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

North America’s selling and administrative expenses increased 6%, or $23.7 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses decreased approximately 10 basis points to 10.4% of net sales in 2015. As discussed in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report, our results for 2015 and 2014 include non-cash charges of $800,000 and $5.2 million, respectively, to reduce the carrying amount of our owned real estate in Bloomingdale, Illinois that was held for sale to its estimated fair value less costs to sell. Additionally, salaries and wages and contract labor increased $15.2 million year over year due to investments in sales and services personnel, variable compensation increased approximately $6.3 million year over year as a result of improved net sales and gross profit performance and teammate-related expenses increased $2.5 million year over year due primarily to an increase in healthcare benefit costs due to increased claims under self-insured programs.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses decreased 7%, or $12.9 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses increased approximately 50 basis points to 12.1% of net sales in 2015. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 5% in 2015 compared to 2014. The increase was primarily driven by higher salaries and wages from investments in sales and services related headcount to support services and Cloud growth across the region.

APAC’s selling and administrative expenses decreased 11%, or $2.8 million, in 2015 compared to 2014, but, as a percentage of net sales, selling and administrative expenses increased approximately 80 basis points to 12.6% of net sales in 2015. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 3% compared to the prior year. The increase from 2014 to 2015 is primarily driven by higher salaries and wages and from an increase in teammate-related expenses, partially offset by lower variable compensation based on net sales and gross profit performance in 2015 compared to 2014.

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

Non-Operating (Income) Expense.

Interest Income. Interest income for 2015 and 2014 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income from 2014 to 2015 is primarily due to lower average interest-bearing cash and cash equivalent balances and lower interest rates earned on such balances during 2015.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$95,805	$180,510	$110,319
Net cash used in investing activities	(21,185)	(57,637)	(7,511)
Net cash used in financing activities	(57,907)	(82,736)	(48,530)
Foreign currency exchange effect on cash and cash equivalent balances	(1,809)	(16,683)	(16,571)

Increase in cash and cash equivalents	14,904	23,454	37,707
Cash and cash equivalents at beginning of year	187,978	164,524	126,817

Cash and cash equivalents at end of year	$202,882	$187,978	$164,524

Cash and Cash Flow

Our primary uses of cash during 2016 were to fund working capital requirements, repurchase shares of our common stock, pay down our debt balances, fund capital expenditures and acquire Ignia. Operating activities provided $95.8 million in cash in 2016. Both the 2016 and 2015 results are affected by individually significant transactions at each year end, whereby a single significant receivable was collected from a client in the fourth quarter of the year for which the related payment to the supplier was due and paid in January of the following year, as discussed in more detail below. During 2016, we repurchased $50.0 million of our common stock, made net combined repayments on our long-term debt facilities of $49.5 million and acquired Ignia for $10.8 million, net of cash acquired. Capital expenditures were $12.3 million in 2016, a 9% decrease from 2015, reflecting lower IT investments year to year. Cash and cash equivalent balances in 2016 and 2015 were negatively affected by $1.8 million and $16.7 million, respectively, as a result of foreign currency exchange rates.

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

Net cash provided by operating activities. Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In 2016, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2016 compared to 2015. However, the 2016 results are also affected by a single significant receivable collected from a client in the fourth quarter of 2016 for which the related payment to the supplier of approximately $160 million was due and paid in January 2017, as noted previously. In the fourth quarter of 2015, we had a similar experience with a significant receivable collected in the quarter for which the payment to the supplier of approximately $60 million was not made until the first quarter of 2016. Excluding the effects of these two individually significant timing differences, cash flow from operations would have been nominal for 2016. Additionally, the increase in accounts payable reflected as cash provided by operating activities in 2016 is affected by the increased use of our inventory financing facility in 2016 to facilitate the purchase of inventory from various suppliers. Increases in accounts payable under this facility are reflected as cash provided by financing activities, as discussed below. Had these purchases been made without using the inventory financing facility during 2016, the net borrowings under our inventory financing facility of $48.6 million that are reflected as cash flows from financing activities would have been reflected as an increase in accounts payable, which would be an increase in cash provided by operating activities. We used more working capital in the fourth quarter of 2016 compared to the fourth quarter of 2015, as our sales growth was weighted to the last two months of the current year. The $50.1 million increase in other assets was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2016, in advance of our being able to recognize the related revenue. The $28.9 million increase in inventories was primarily attributable to an increase in inventory levels at December 31, 2016, to support specific client engagements and hardware sale transactions in transit to clients as of December 31, 2016 such that delivery was not deemed to have occurred until the product was received by the client in early January 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In 2015, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2015 compared to 2014. However, the 2015 results are also affected by the single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier of approximately $60 million was due and paid in January 2016, as noted previously. The increase in other assets was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2015, in advance of our being able to recognize the related revenue. As a result, cash flows from operating activities in 2015 exceeded our historical average annual cash flow generation of $80 million to $120 million.

In 2014, the increases in accounts receivable and accounts payable reflect increased sales and associated costs of goods sold, respectively, in 2014 compared to 2013. The increase in inventories is primarily attributable to an increase in inventory levels at December 31, 2014, to support specific client engagements and hardware sale transactions in transit to clients as of December 31, 2014 such that delivery was not deemed to have occurred until the product was received by the client in early January 2015. The decrease in accrued expenses and other liabilities in 2014 was primarily due to the relative timing of sales tax and VAT payments in 2014 compared to 2013.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	90	87	83
Days inventory outstanding (“DIOs”) (b)	12	10	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(88)	(77)	(68)

Cash conversion cycle (days) (d)	14	20	24

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 14 days in the fourth quarter ended December 31, 2016, a decrease of six days from the fourth quarter of 2015, due primarily to an 11 day increase in DPOs driven by a single significant payment to a supplier in North America that was due and paid in January 2017. Although the payment to the supplier was not due until after year-end, we collected on the accounts receivable from the client in the fourth quarter of 2016 under normal credit terms. Both the 2016 and 2015 results are affected by individually significant transactions at each year end; however, the magnitude of the 2016 transaction had a greater effect on DPOs. The computation of DPOs for the quarter ended December 31, 2016 includes a payable to a supplier of $160 million, and the computation of DPOs for the quarter ended December 30, 2015 includes a payable to a supplier of $60 million, both of which do not have corresponding accounts receivable outstanding as of the respective period ends.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2017 in excess of working capital needs to support our capital expenditures for the year and to pay down our debt balances. We also may use cash to fund potential acquisitions to add select capabilities.

Net cash used in investing activities. Capital expenditures of $12.3 million, $13.4 million and $10.0 million in 2016, 2015 and 2014, respectively, were primarily related to technology and facility enhancements. We expect total capital expenditures in 2017 to be between $15.0 million and $20.0 million, primarily for technology-related upgrade projects and integration of acquisitions.

During 2016, we acquired Ignia for $10.8 million, net of cash acquired, and during 2015, we acquired BlueMetal for $44.2 million, net of cash acquired.

Net cash used in financing activities. During 2016, we made net combined repayments on our long-term debt under our revolving facility and our accounts receivable securitization facility (“ABS facility”) of $49.5 million and had net borrowings under our inventory financing facility of $48.6 million. In 2016, we also funded $50.0 million of repurchases of our common stock. During 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility of $28.0 million and made net repayments under our inventory financing facility of $16.5 million. In 2015, we also funded $91.8 million of repurchases of our common stock. During 2014, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility of $5.5 million and had net borrowings under our inventory financing facility of $7.5 million. In 2014, we also funded $50.4 million of repurchases of our common stock.

Financing Facilities

On June 23, 2016, we entered into amendments to our revolving facility, our ABS facility and our inventory financing facility.

As of December 31, 2016, our long-term debt balance consisted of $39.5 million outstanding under our $250.0 million ABS facility and no amounts outstanding under our $350.0 million revolving facility. As of December 31, 2016, the current portion of our long-term debt relates solely to our capital lease obligations. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

On January 6, 2017, we funded the acquisition of Datalink through a combination of cash on hand and approximately $196.0 million in borrowings under our revolving facility. In conjunction with the acquisition, we amended our revolving facility to expand the facility by $175.0 million in the form of a Term Loan A that requires amortization payments in years one through five. We anticipate that these additional borrowings will increase our 2017 interest expense by approximately $6 million compared to interest expense incurred in 2016 and will require additional cash to fund interest and amortization payments over the term of the loan. See Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of our amendment to our revolving facility in conjunction with our acquisition of Datalink.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2016, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges, not to exceed specified caps (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased from 2.75 times to 3.00 times trailing twelve-month adjusted earnings in conjunction with the amendments to the facilities in June 2016 and may increase to 3.50 times trailing twelve-month adjusted earnings in certain circumstances. The maximum ratio was increased in conjunction with the acquisition of Datalink in January 2017. See Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this report. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the maximum permitted leverage ratio as of December 31, 2016, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $600.0 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At December 31, 2016, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At December 31, 2016, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable - inventory financing facility in our consolidated balance sheets.

The aggregate availability for vendor purchases under our inventory financing facility is $325,000,000. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. The facility matures on June 23, 2021. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days).

Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report also include: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of December 31, 2016, we had approximately $179.9 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of December 31, 2016, the majority of our foreign cash resides in the Netherlands, Canada, Australia, Russia and the United Kingdom. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested outside of the United States were approximately $105.3 million at December 31, 2016, compared to $88.9 million at the end of 2015. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include guaranties and indemnifications. These arrangements are discussed in Note 17 to the Consolidated Financial Statements in Part II, Item 8 of this report. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At December 31, 2016, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years
Long-term debt (a)	$39,500	$—	$39,500	$		$—
Capital lease obligations, including interest payments	1,324	542	782		—	—
Inventory financing facility (b)	154,930	154,930	—		—	—
Operating lease obligations (c)	66,555	14,571	24,810		14,666	12,508
Severance and restructuring obligations (d)	2,164	2,164	—		—	—
Other contractual obligations (e)	9,038	1,959	2,936		2,015	2,128

Total	$273,511	$174,166	$68,028		$16,681	$14,636

(a)	Reflects the $39.5 million outstanding at December 31, 2016 under our ABS facility as due in June 2019, the date at which the facility matures. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	As of December 31, 2016, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(c)	Amounts in the table above exclude non-cancellable rental income of approximately $1.5 million due in less than one year and a total of approximately $3.2 million due in years one through three.
(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(e)	The table above includes:

I.	Estimated interest payments of $751,000 in 2017 and 2018 and $375,000 in the first six months of 2019, based on the current debt balance at December 31, 2016 of $39.5 million under our ABS facility, multiplied by the weighted average interest rate for the year ended December 31, 2016 of 1.9% per annum.
II.	Amounts totaling $388,000 through 2018 for other contractual obligations.
III.	We estimate that we will owe $6.8 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $2.2 million of unrecognized tax benefits, including $195,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

Acquisitions

Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add select services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three. See Note 23 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisition of Datalink on January 6, 2017 and the amendment to our revolving facility to fund, in part, the acquisition.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insight Enterprises, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

February 17, 2017

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Insight Enterprises, Inc.:

We have audited Insight Enterprises, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Insight Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A (a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Insight Enterprises, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Insight Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

February 17, 2017

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$202,882	$187,978
Accounts receivable, net	1,436,742	1,315,094
Inventories	148,203	119,820
Inventories not available for sale	68,619	51,756
Other current assets	127,159	77,011

Total current assets	1,983,605	1,751,659

Property and equipment, net	70,910	88,281
Goodwill	62,645	56,195
Intangible assets, net	20,707	26,983
Deferred income taxes	52,347	62,986
Other assets	29,086	27,913

	$2,219,300	$2,014,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,070,259	$905,464
Accounts payable—inventory financing facility	154,930	106,327
Accrued expenses and other current liabilities	151,895	144,633
Current portion of long-term debt	480	1,535
Deferred revenue	61,098	50,166

Total current liabilities	1,438,662	1,208,125

Long-term debt	40,251	89,000
Deferred income taxes	900	239
Other liabilities	26,044	30,911

	1,505,857	1,328,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,484 and 37,106 shares issued and outstanding in 2016 and 2015, respectively	355	371
Additional paid-in capital	309,650	316,686
Retained earnings	459,537	408,721
Accumulated other comprehensive loss – foreign currency translation adjustments	(56,099)	(40,036)

Total stockholders’ equity	713,443	685,742

	$2,219,300	$2,014,017

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$5,485,515	$5,373,090	$5,316,229
Costs of goods sold	4,742,413	4,656,758	4,603,826

Gross profit	743,102	716,332	712,403
Operating expenses:
Selling and administrative expenses	585,243	584,906	576,967
Severance and restructuring expenses	4,580	4,907	4,433
Acquisition-related expenses	4,447	—	—

Earnings from operations	148,832	126,519	131,003
Non-operating (income) expense:
Interest income	(1,066)	(783)	(1,062)
Interest expense	8,628	7,224	6,019
Net foreign currency exchange loss (gain)	522	(393)	327
Other expense, net	1,290	1,295	1,347

Earnings before income taxes	139,458	119,176	124,372
Income tax expense	54,768	43,325	48,688

Net earnings	$84,690	$75,851	$75,684

Net earnings per share:
Basic	$2.35	$2.00	$1.84

Diluted	$2.32	$1.98	$1.83

Shares used in per share calculations:
Basic	36,102	37,984	41,062

Diluted	36,438	38,275	41,358

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net earnings	$84,690	$75,851	$75,684
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,063)	(26,707)	(27,270)

Total comprehensive income	$68,627	$49,144	$48,414

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2013	42,023	$420	—	$—	$348,703	$13,941	$353,854	$716,918
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	264	2	—	—	(2,030)	—	—	(2,028)
Stock-based compensation expense	—	—	—	—	7,750	—	—	7,750
Tax benefit from stock-based compensation	—	—	—	—	560	—	—	560
Repurchase of treasury stock	—	—	(2,140)	(50,383)	—	—	—	(50,383)
Retirement of treasury stock	(2,140)	(21)	2,140	50,383	(17,816)	—	(32,546)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(27,270)	—	(27,270)
Net earnings	—	—	—	—	—	—	75,684	75,684

Balances at December 31, 2014	40,147	401	—	—	337,167	(13,329)	396,992	721,231
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	259	3	—	—	(2,268)	—	—	(2,265)
Stock-based compensation expense	—	—	—	—	8,922	—	—	8,922
Tax benefit from stock-based compensation	—	—	—	—	553	—	—	553
Repurchase of treasury stock	—	—	(3,300)	(91,843)	—	—	—	(91,843)
Retirement of treasury stock	(3,300)	(33)	3,300	91,843	(27,688)	—	(64,122)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(26,707)	—	(26,707)
Net earnings	—	—	—	—	—	—	75,851	75,851

Balances at December 31, 2015	37,106	371	—	—	316,686	(40,036)	408,721	685,742
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	269	3	—	—	(2,222)	—	—	(2,219)
Stock-based compensation expense	—	—	—	—	11,058	—	—	11,058
Tax benefit from stock-based compensation	—	—	—	—	235	—	—	235
Repurchase of treasury stock	—	—	(1,891)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,891)	(19)	1,891	50,000	(16,107)	—	(33,874)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(16,063)	—	(16,063)
Net earnings	—	—	—	—	—	—	84,690	84,690

Balances at December 31, 2016	35,484	$355	—	$—	$309,650	$(56,099)	$459,537	$713,443

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$84,690	$75,851	$75,684
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,493	26,649	29,243
Amortization of intangible assets	10,637	11,308	11,327
Non-cash real estate impairment	—	800	4,558
Provision for losses on accounts receivable	2,452	6,761	4,409
Write-downs of inventories	2,934	3,997	2,630
Write-off of property and equipment	—	535	741
Non-cash stock-based compensation	11,058	8,922	7,750
Excess tax benefit from employee gains on stock-based compensation	(323)	(592)	(568)
Deferred income taxes	10,517	5,174	3,794
Gain on related party sale of property and equipment	—	—	(895)
Gain on sale of real estate	(338)	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(168,966)	(47,206)	(107,969)
Increase in inventories	(50,712)	(9,214)	(35,714)
Increase in other assets	(50,130)	(26,714)	(3,578)
Increase in accounts payable	193,582	113,594	121,506
Increase in deferred revenue	10,633	2,927	8,303
Increase (decrease) in accrued expenses and other liabilities	12,278	7,718	(10,902)

Net cash provided by operating activities	95,805	180,510	110,319

Cash flows from investing activities:
Acquisition of Ignia, net of cash acquired	(10,804)	—	—
Acquisition of BlueMetal, net of cash acquired	507	(44,221)	—
Purchases of property and equipment	(12,266)	(13,416)	(9,983)
Proceeds from related party sale of property and equipment	—	—	2,472
Proceeds from sale of real estate, net	1,378	—	—

Net cash used in investing activities	(21,185)	(57,637)	(7,511)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	772,218	686,410	484,992
Repayments on senior revolving credit facility	(772,218)	(686,410)	(501,492)
Borrowings on accounts receivable securitization financing facility	2,802,000	1,897,100	1,050,070
Repayments on accounts receivable securitization financing facility	(2,851,500)	(1,869,100)	(1,039,070)
Borrowings under other financing agreements	—	—	2,002
Repayments under other financing agreements	(1,309)	(543)	(150)
Payments on capital lease obligations	(445)	(223)	(217)
Net borrowings (repayments) under inventory financing facility	48,603	(16,454)	7,529
Payment of deferred financing fees	(3,360)	—	(351)
Excess tax benefit from employee gains on stock-based compensation	323	592	568
Payment of payroll taxes on stock-based compensation through shares withheld	(2,219)	(2,265)	(2,028)
Repurchases of common stock	(50,000)	(91,843)	(50,383)

Net cash used in financing activities	(57,907)	(82,736)	(48,530)

Foreign currency exchange effect on cash and cash equivalent balances	(1,809)	(16,683)	(16,571)

Increase in cash and cash equivalents	14,904	23,454	37,707
Cash and cash equivalents at beginning of year	187,978	164,524	126,817

Cash and cash equivalents at end of year	$202,882	$187,978	$164,524

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Summary of Significant Accounting Policies

Description of Business

We are a Fortune 500-ranked global provider of information technology (“IT”) hardware, software, Cloud and service solutions to business, government, healthcare and educational clients. Our Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and select countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services.

Acquisitions

Effective September 1, 2016, we acquired Ignia Pty Ltd (“Ignia”), a business technology consulting and managed services provider headquartered in Perth, Australia, with an additional office in Melbourne, for a cash purchase price, net of cash acquired, of approximately $10,804,000. The acquisition was funded using cash on hand.

Effective October 1, 2015, we acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm based in the Boston area with offices in Chicago and New York, for a cash purchase price, net of cash acquired, of approximately $44,221,000. The acquisition was funded using borrowings under our accounts receivable securitization financing facility.

Our results of operations include the results of Ignia and BlueMetal from their acquisition dates of September 1, 2016 and October 1, 2015, respectively. (See Note 22 for a discussion of our acquisitions.)

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

Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end. Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so. Although these product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client and the warranty periods begin on the date of invoice, these transactions do not meet the sales recognition criteria under GAAP. Therefore, we do not record sales and the inventories are classified as inventories not available for sale on our consolidated balance sheet until the product is delivered. If clients remit payment before we deliver the product to them, we record the payments received as deferred revenue on our consolidated balance sheet until such time as the product is delivered.

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

Intangible Assets

We amortize intangible assets acquired in business combinations using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	2 – 11 years
Tradenames and Restrictive Covenant Agreements	9 months – 3 years

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

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis when the product is received by the client. We recognize revenue on a gross basis as the principal in the transaction because we control the transaction as the primary obligor for product fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client, we assume credit risk for the amounts invoiced, and we work closely with our clients to determine their hardware and software specifications.

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

We sell certain third-party service contracts, software maintenance and Cloud or software-as-a-service subscription products for which we are not the primary obligor. These sales do not meet the criteria for gross sales recognition, and thus are recorded on a net sales recognition basis. As we enter into contracts with third-party service providers or vendors and our clients, we evaluate whether the subsequent sales of such services should be recorded as gross sales or net sales. We determine whether we act as a principal in the transaction and assume the risks and rewards of ownership or if we are simply acting as an agent or broker. Under gross sales recognition, the selling price is recorded in sales and our cost to the third-party service provider or vendor is recorded in costs of goods sold. Under net sales recognition, the cost to the third-party service provider or vendor is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.

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

We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred as the services are performed and amounts are earned. Net sales for these services engagements are not a significant portion of our consolidated net sales.

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $45,801,000, $43,311,000 and $40,106,000 in 2016, 2015 and 2014, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2016. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 3% of our consolidated net sales in 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplier Risk

Purchases from Microsoft accounted for approximately 27% of our aggregate purchases in 2016. No other partner accounted for more than 10% of purchases in 2016. Our top five partners as a group for 2016 were Microsoft, Ingram Micro (a distributor), HP Inc., Cisco and Tech Data (a distributor), and approximately 59% of our total purchases during 2016 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $37,565,000, $33,568,000 and $31,214,000 was recorded in 2016, 2015 and 2014, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

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

Foreign Currencies

We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income (loss), net of tax – foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net earnings	$84,690	$75,851	$75,684

Denominator:
Weighted-average shares used to compute basic EPS	36,102	37,984	41,062
Dilutive potential common shares due to dilutive RSUs, net of tax effect	336	291	296

Weighted-average shares used to compute diluted EPS	36,438	38,275	41,358

Net earnings per share:
Basic	$2.35	$2.00	$1.84

Diluted	$2.32	$1.98	$1.83

In 2016, 2015 and 2014, approximately 36,000, 1,000 and 20,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, “Restricted Cash.” The new standard requires companies to include cash and cash equivalents that have restrictions on withdrawal or use within total cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard should be adopted retrospectively. We plan to adopt this new standard in the first quarter of 2018 and do not expect the adoption to have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The new standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard should be adopted retrospectively. We plan to adopt this new standard in the first quarter of 2018 and do not expect the adoption to have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which supersedes the existing lease recognition requirements in the existing accounting standard for leases. The core principal of the new standard is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The new standard is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients. We expect to adopt the new standard in the first quarter of 2019 and are in the process of determining the effect that the adoption of ASU 2016-02 will have on our consolidated financial statements and disclosures. We have not yet selected our planned transition approach.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense in the income statement, and, therefore, we anticipate increased income tax expense volatility after adoption of this new standard. The new standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within such fiscal years. We will adopt the new standard in the first quarter of 2017 and do not expect it to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the measurement from lower of cost or market to lower of cost and net realizable value. This standard is effective for reporting periods beginning after December 15, 2016 and shall be applied prospectively. We will adopt the standard in the first quarter of 2017 and do not expect it to have a material effect on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. An entity may choose to adopt the new standard either retrospectively or through a cumulative effect adjustment as of the start of the first period for which it applies the new standard. We are in the process of determining the effect that the adoption will have on our consolidated financial statements. Based on our analysis to date, we have reached the following tentative conclusions regarding the new standard and how we expect it to affect our consolidated financial statements and related disclosures:

•	We expect to adopt the standard in the first quarter of 2018 and will not early adopt.

•	We expect to use the cumulative effect transition method. Such method provides that upon applying the new standard, the cumulative effect from prior periods is recognized in our consolidated balance sheet as of the date of adoption, including an adjustment to retained earnings. Prior periods will not be retrospectively adjusted.

•	We believe that since substantially all of our revenue is contractual, substantially all of our revenue falls within the scope of ASU No. 2014-09, as amended.

•	As discussed above, our hardware and software revenue is generally recognized on a gross basis upon delivery. Third party service contracts, software maintenance and Cloud or software-as-a-service subscription products are generally recognized on a net basis. Upon adoption of the new standard, we do not expect this to change. However, we are continuing to analyze each of our less material revenue streams to determine any changes that may be required under the new standard.

•	We believe that the only significant incremental costs incurred to obtain contracts with our clients within the scope of ASU 2014-09, as amended, are sales commissions. Under current accounting standards, we recognize sales commissions as earned and record such amounts within selling and administrative expenses in our statements of operations. The majority of our contracts are completed within a one-year performance period. Under the new standard, we expect to record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period.

•	As discussed above, we hold inventories not available for sale related to certain product sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end. We are currently still evaluating the effect of the new standard on our inventories not available for sale to identify the differing performance conditions within the underlying contracts and to determine if a portion of revenue under the contracts should be recognized at an earlier point in time than we are recognizing under current accounting standards.

•	We expect that our disclosures in our notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2018. A substantial amount of work remains to be completed due to the complexity of the new standard, the application of judgment and the requirement for the use of estimates in applying the new standard, as well as the volume of our client portfolio and the related terms and conditions of our contracts that must be reviewed. The quantification of the effects of the new standard, including the items discussed above, is a significant undertaking. Further, we will be required to implement necessary changes in our processes, accounting systems and internal controls in conjunction with applying the new standard.

(2) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Software	$159,442	$157,291
Buildings	63,253	65,423
Equipment	93,553	93,956
Furniture and fixtures	36,526	36,170
Leasehold improvements	21,132	21,969
Land	5,131	5,115

	379,037	379,924
Accumulated depreciation and amortization	(308,127)	(291,643)

Property and equipment, net	$70,910	$88,281

We periodically assess whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $535,000 and $741,000 during 2015 and 2014, respectively, to write-off certain property and equipment. No such charges were incurred in 2016.

Depreciation and amortization expense related to property and equipment was $27,493,000, $26,649,000 and $29,243,000 in 2016, 2015 and 2014, respectively. Interest charges capitalized in connection with internal-use software development projects in 2016, 2015 and 2014 were immaterial.

(3) Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2016 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$379,617	$151,439	$13,973	$545,029
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)

Balance at December 31, 2015	56,195	—	—	56,195
Goodwill acquired during 2016	(507)	—	6,957	6,450

Balance at December 31, 2016	$55,688	$—	$6,957	$62,645

On September 1, 2016, we acquired Ignia, which has been integrated into our APAC business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $6,957,000 was recorded as goodwill in the APAC reporting unit (see Note 22). The primary driver for this acquisition was to expand our global footprint in the areas of application design, digital solutions, Cloud, mobility and business analytics, while also building on our unique position to bring solutions powered by Intelligent Technology™ to our clients in the Asia-Pacific region.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 1, 2015, we acquired BlueMetal, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $29,938,000 was recorded as goodwill in the North America reporting unit (see Note 22). The primary driver for this acquisition was to strengthen our services capabilities to bring value to our clients’ businesses in the area of application design, mobility and big data. In 2016, we resolved the working capital contingency associated with the acquisition of BlueMetal. We recorded the adjustment of the purchase price allocation as a reduction of goodwill in our North America operating segment upon the receipt of $507,000 in cash during 2016.

During 2016, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2016. The results of the first step of the two-step goodwill impairment test indicated that the fair values of our North America and APAC reporting units, estimated using the market approach, were in excess of their respective carrying values, and thus we did not perform step two of the impairment test.

(4) Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2016	2015
Customer relationships	$41,711	$119,749
Other	1,978	1,640

	43,689	121,389
Accumulated amortization	(22,982)	(94,406)

Intangible assets, net	$20,707	$26,983

In September 2016, the customer relationship intangible assets associated with the 2006 acquisition of Software Spectrum Inc. and the 2008 acquisition of MINX Limited in the United Kingdom were fully amortized. As such, the gross intangible assets balance and the accumulated amortization balance were both reduced by approximately $81,817,000, having no effect on the net intangible assets balance reported in the accompanying consolidated balance sheet as of December 31, 2016.

During 2016, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized in 2016, 2015 and 2014 was $10,637,000, $11,308,000 and $11,327,000, respectively. Future amortization expense for the remaining unamortized balance as of December 31, 2016 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2017	$5,187
2018	4,735
2019	2,178
2020	2,178
2021	2,178
Thereafter	4,251

Total amortization expense	$20,707

(5) Accounts Payable - Inventory Financing Facility

We have entered into an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate availability for vendor purchases under our inventory financing facility is $325,000,000. Prior to June 23, 2016, the maximum borrowing capacity was $250,000,000. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. The facility matures on June 23, 2021. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (ranging from 30 to 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility. Imputed interest of $3,385,000, $3,406,000 and $2,386,000 was recorded in 2016, 2015 and 2014, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. In conjunction with the amendment to the revolving facility in June 2016, an immaterial amount of unamortized capitalized deferred financing fees were written off to interest expense, and an additional $150,000 of deferred financing fees were capitalized. Such fees are being amortized to interest expense over the term of the facility. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

(6) Debt, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	39,500	89,000
Capital leases and other financing obligations	1,231	1,535

Total	40,731	90,535
Less: current portion of capital leases and other financing obligations	(480)	(1,535)
Less: current portion of revolving credit facilities	—	—

Long-term debt	$40,251	$89,000

On June 23, 2016, we entered into amendments to our senior revolving credit facility (“revolving facility”) and our accounts receivable securitization financing facility (“ABS facility”).

The revolving facility is used for general corporate purposes, which may include acquisitions and share repurchases, and may be used for borrowings in certain foreign currencies and for letters of credit, in each case up to specified sublimits. Although the maximum borrowing capacity remained at an aggregate U.S. dollar equivalent amount of $350,000,000, our revolving facility was amended to increase the portion of the maximum borrowing capacity that may be used for borrowing in certain foreign currencies from $25,000,000 to $50,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the revolving facility by up to an aggregate of the U.S. dollar equivalent of $175,000,000, subject to customary conditions. (See Note 23 for a discussion of our amendment to the revolving facility effective January 6, 2017.) The revolving facility is guaranteed by the Company’s material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

The interest rates applicable to borrowings under the revolving facility are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at December 31, 2016 was 1.96% per annum. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. In conjunction with the amendment to the revolving facility in June 2016, an immaterial amount of unamortized capitalized deferred financing fees were written off to interest expense, and an additional $2,800,000 of deferred financing fees were capitalized. Such fees are being amortized to interest expense over the term of the facility. During 2016, 2015 and 2014, due to availability under our ABS facility, weighted average borrowings under our revolving facility were $35,811,000, $21,987,000 and $6,634,000, respectively. Interest expense associated with the revolving facility was $2,191,000, $1,813,000 and $1,571,000 in 2016, 2015 and 2014, respectively, including the commitment fee and amortization of deferred financing fees. As of December 31, 2016, $350,000,000 was available under the revolving facility. See discussion of the maximum leverage ratio under “Debt Covenants” below. The amended revolving facility matures on June 23, 2021.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our ABS facility was amended in June 2016 to increase the aggregate borrowing availability from $200,000,000 to $250,000,000, to renew the borrowing program under the ABS facility for a three-year term expiring June 23, 2019, and to modify interest rates and fees for used and unused capacity under the facility. Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to independent financial institution purchasers under the ABS facility (“Purchasers”), which is administered by an independent financial institution agent. The SPE’s assets are available first and foremost to satisfy the claims of the Purchasers, and we cannot convey any interest in the receivables sold to the Purchasers (or allow any adverse claims on the receivables) without the consent of the Purchasers. In addition, the SPE is required to maintain a minimum capital amount and various reserves pursuant to the terms of the ABS facility. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2016 and 2015, the SPE owned $936,467,000 and $849,336,000, respectively, of receivables recorded at fair value and included in the accompanying consolidated balance sheets. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2016, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $39,500,000 was outstanding. See discussion of the maximum leverage ratio under “Debt Covenants” below.

Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2016 was 1.73% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. In conjunction with the amendment to the ABS facility in June 2016, an immaterial amount of unamortized capitalized deferred financing fees were written off to interest expense, and an additional $410,000 of deferred financing fees were capitalized. Such fees are being amortized to interest expense over the term of the facility. During the years ended December 31, 2016, 2015 and 2014, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and the amortization of deferred financing fees, were 1.9%, 1.6% and 1.7%, respectively. Weighted average borrowings under our ABS facility in 2016, 2015 and 2014 were $145,376,000, $112,101,000 and $105,992,000, respectively.

Debt Covenants

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivables requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges, not to exceed specified caps (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased from 2.75 times to 3.00 times trailing twelve-month adjusted earnings in conjunction with the amendments to the facilities in June 2016 and may increase to 3.50 times trailing twelve-month adjusted earnings in certain circumstances. The maximum ratio was increased in conjunction with the acquisition of Datalink Corporation (“Datalink”) in January 2017 (see Note 23). A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of December 31, 2016, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $600,000,000, of which $39,500,000 was outstanding at December 31, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Lease and Other Financing Obligations

In March 2016, we entered into a new capitalized lease with a 36-month term for certain IT equipment. Our obligations under capitalized leases are included in long-term debt in the accompanying consolidated balance sheets as of December 31, 2016 and 2015. The current and long-term portions of the obligations are included in the table above. The capital lease was a non-cash transaction and, accordingly, has been excluded from our consolidated statement of cash flows for the year ended December 31, 2016.

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. At December 31, 2015, amounts owed under other financing agreements of $1,309,000 are included in our current debt balance as summarized in the table above. No amounts were owed under other financing agreements as of December 31, 2016.

(7) Operating Leases

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $14,444,000, $14,737,000 and $15,493,000 in 2016, 2015 and 2014, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are as follows (in thousands):

Years Ending December 31,
2017	$14,571
2018	13,006
2019	11,804
2020	8,491
2021	6,175
Thereafter	12,508

Total minimum lease payments	$66,555

Amounts in the table above exclude approximately $1.5 million in 2017 and approximately $1.6 million in each of 2018 and 2019 in non-cancellable rental income.

(8) Severance and Restructuring Activities

During 2016, 2015 and 2014, we recorded severance expense associated with the elimination of certain positions based on a re-alignment of roles and responsibilities, a continued review of resource needs in North America, including a headcount reduction as part of a cost reduction initiative early in 2016, and significant restructuring activities in EMEA, primarily in the United Kingdom, Germany and France, as we worked to reduce our selling and administrative expenses in EMEA.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table details the activity for each of the three years in the period ending December 31, 2016 related to these resource actions, and the outstanding obligations as of December 31, 2016 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2013	$1,710	$3,247	$—	$4,957
Severance costs, net of adjustments	971	3,356	106	4,433
Cash payments	(1,786)	(3,475)	(106)	(5,367)
Foreign currency translation adjustments	(38)	(157)	—	(195)

Balances at December 31, 2014	857	2,971	—	3,828
Severance costs, net of adjustments	1,126	3,781	—	4,907
Cash payments	(1,456)	(3,534)	—	(4,990)
Foreign currency translation adjustments	(22)	(235)	—	(257)

Balances at December 31, 2015	505	2,983	—	3,488
Severance costs, net of adjustments	2,966	1,496	118	4,580
Cash payments	(2,524)	(3,239)	(118)	(5,881)
Foreign currency translation adjustments	—	(23)	—	(23)

Balances at December 31, 2016	$947	$1,217	$—	$2,164

Adjustments were recorded as a reduction to severance and restructuring expense in 2016, 2015 and 2014 of $664,000, $600,000 and $1,023,000, respectively, due to changes in estimates.

The remaining outstanding obligations as of December 31, 2016 are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

(9) Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2016	2015	2014
North America	$8,096	$6,648	$5,933
EMEA	2,530	1,908	1,547
APAC	432	366	270

Total Consolidated	$11,058	$8,922	$7,750

Company Plan

Our Board of Directors adopted the Amended Insight Enterprises, Inc. 2007 Omnibus Plan (the “Plan”) on March 28, 2011. The Plan was approved by our stockholders on May 18, 2011 at our 2011 annual meeting and, unless sooner terminated, will remain in place until May 18, 2021.

The Plan allows the Company to grant options, stock appreciation rights, stock awards, restricted stock, stock units (which may also be referred to as “restricted stock units”), performance shares, performance units, cash-based awards and other awards payable in cash or shares of common stock to eligible non-employee directors, employees and consultants. Consultants and independent contractors are eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock.

On February 17, 2016, the Board of Directors adopted the First Amendment to the Plan (the “First Amendment”). On May 18, 2016 at our 2016 annual meeting, our stockholders approved the First Amendment. The First Amendment: (a) updates the list of performance criteria contained in Section 16.1 of the Plan; (b) imposes a limit on the dollar value of awards that may be granted to any one participant who is a non-employee director during any one calendar year; and (c) adds an objective clawback provision expressly providing that every award granted under the Plan is subject to potential forfeiture or recovery to the fullest extent called for by law, listing standard or Company policy. The First Amendment did not increase the number of shares available for grant under the Plan or extend the term of the Plan.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2016, of the 7,250,000 shares of common stock reserved and available for grant under the Plan, 3,384,684 shares of common stock remain available for grant under the Plan.

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

As of December 31, 2016, total compensation cost related to nonvested RSUs not yet recognized is $15,986,000, which is expected to be recognized over the next 1.24 years on a weighted-average basis.

The following table summarizes our RSU activity during 2016:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	951,784	$24.35
Granted	551,675	$25.97
Vested, including shares withheld to cover taxes	(354,487)	$23.56	$9,235,102	(a)

Forfeited	(81,415)	$25.32

Nonvested at the end of year	1,067,557	$25.37	$43,172,005	(b)

Expected to vest	1,003,490		$40,581,136	(b)

(a)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2015 and 2014 was $9,168,784 and $8,371,565, respectively.
(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $40.44 as of December 30, 2016 (December 31, 2016 was not a trading day), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2016, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2016, 2015 and 2014 of 84,953, 85,652 and 86,732, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2016, 2015 and 2014, total payments for our teammates’ tax obligations to the taxing authorities were $2,219,000, $2,265,000 and $2,028,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

(10) Assets Held for Sale

In May 2016, we sold real estate that we owned in Bloomingdale, Illinois that was previously classified as a held for sale asset and included in other current assets in the accompanying consolidated balance sheet as of December 31, 2015. In previous years, we recorded non-cash charges to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. During the second quarter of 2016, we recorded a gain on sale of approximately $338,000, which is included in selling and administrative expenses in the accompanying consolidated statement of operations for the twelve months ended December 31, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2014, we relocated our sales and administrative operations that were housed in the property that we previously owned in Bloomingdale, Illinois. During 2014, our North America operating segment recorded non-cash charges of $5,178,000, consisting of an impairment loss of $4,558,000 and accelerated depreciation of $620,000, to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. The property continued to be marketed for sale, and during 2015, an additional non-cash impairment charge of $800,000 was recorded based on a decline in the estimated fair market value. The estimated fair market value was derived from Level 2 fair value inputs (observable market based inputs or unobservable inputs that are corroborated by market data), which included a current market analysis indicating the price per square foot of previous sale transactions involving comparable property in the Bloomingdale area. The charges are included in selling and administrative expenses in the accompanying consolidated statements of operations for 2015 and 2014.

(11) Income Taxes

The following table presents the United States (“U.S.”) and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2016	2015	2014
United States	$99,095	$90,575	$89,679
Foreign	40,363	28,601	34,693

	$139,458	$119,176	$124,372

Income tax expense:

	Years Ended December 31,
	2016	2015	2014
Current:
U.S. Federal	$27,947	$24,369	$27,332
U.S. State and local	2,200	2,705	3,242
Foreign	14,104	11,077	14,320

	44,251	38,151	44,894

Deferred:
U.S. Federal	10,395	5,104	4,541
U.S. State and local	1,088	602	330
Foreign	(966)	(532)	(1,077)

	10,517	5,174	3,794

	$54,768	$43,325	$48,688

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2016		2015		2014
Statutory federal income tax rate	$48,810	35.0%	$41,712	35.0%	$43,530	35.0%
State income tax expense, net of federal income tax benefit	3,368	2.4	3,180	2.7	3,416	2.8
Audits and adjustments, net	(1,039)	(0.7)	(886)	(0.7)	(186)	(0.2)
Change in valuation allowances	3,742	2.7	2,944	2.5	6,471	5.2
Foreign income taxed at different rates	(6,611)	(4.7)	(5,729)	(4.8)	(5,309)	(4.3)
Change in U.S. tax law applicable to certain foreign entities	2,577	1.8	—	—	—	—
Non-deductible compensation	518	0.4	474	0.4	404	0.3
Other, net	3,403	2.4	1,630	1.3	362	0.3

Effective tax rate	$54,768	39.3%	$43,325	36.4%	$48,688	39.1%

A change in U.S. tax law was enacted in December 2016 related to the taxation of foreign currency translation gains or losses arising from qualified business units. The change, which increased our U.S. federal income taxes, affects our foreign entities that are treated as branches for U.S. tax purposes. The “Other, net” line item in the schedule above includes $1,296,000 related to the effect of non-deductible acquisition-related expenses incurred during the fourth quarter of 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For foreign entities not treated as branches for U.S. tax purposes, we do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. The undistributed earnings of foreign subsidiaries that are deemed to be indefinitely invested outside of the United States were approximately $105,291,000 at December 31, 2016. It is not practicable to determine the unrecognized deferred tax liability on those earnings.

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Goodwill and other intangibles	$34,302	$42,281
Net operating losses	18,964	17,433
Foreign tax credits	13,115	12,972
Accruals	6,315	7,423
Stock-based compensation	4,238	3,558
Inventories	2,598	2,667
Accounts receivable	2,547	3,749
Deferred revenue	468	351
Property and equipment	20	—
Other	56	2,391

Gross deferred tax assets	82,623	92,825
Valuation allowances	(30,972)	(28,750)

Total deferred tax assets	51,651	64,075

Deferred tax liabilities:
Prepaid expenses	(204)	(226)
Property and equipment	—	(1,102)

Total deferred tax liabilities	(204)	(1,328)

Net deferred tax assets	$51,447	$62,747

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Net non-current deferred tax assets	$52,347	$62,986
Net non-current deferred tax liabilities	(900)	(239)

Net deferred tax assets	$51,447	$62,747

As of December 31, 2016, we have U.S. state net operating loss carryforwards (“NOLs”) of $388,000 that will expire between 2016 and 2031. We also have NOLs from various non-U.S. jurisdictions of $68,934,000. While the majority of the non-U.S. NOLs have no expiration date, $4,180,000 will expire between 2017 and 2023.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2016 and 2015, our valuation allowances totaled $30,972,000 and $28,750,000, respectively, representing non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2016	2015
Valuation allowances at beginning of year	$28,750	$28,709
Increase in income tax expense	3,742	2,944
Foreign currency translation adjustments	(1,035)	(1,743)
Other	(485)	(1,160)

Valuation allowances at end of year	$30,972	$28,750

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2016 and 2015, we had approximately $2,246,000 and $3,335,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $195,000 and $296,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2015	$3,039
Additions for tax positions in prior periods	31
Additions for tax positions in current period	366
Subtractions due to foreign currency translation	(33)
Subtractions due to audit settlements and statute expirations	(1,352)

Balance at December 31, 2016	$2,051

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2012 through 2014. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions. In the United States, federal income tax returns for 2013, 2014, 2015 and 2016 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(12) Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had no amounts outstanding under our revolving facility and $39,500,000 outstanding under our ABS facility at December 31, 2016. The interest rate attributable to the borrowings under our ABS facility was 1.73% per annum at December 31, 2016. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currency Exchange Risk

We have foreign currency exchange risk related to the translation of our foreign subsidiaries’ operating results, assets and liabilities (see Note 1 for a description of our Foreign Currencies policy). We also maintain cash accounts denominated in currencies other than the functional currency, which expose us to fluctuations in foreign exchange rates. Remeasurement of these cash balances results in gains/losses that are also reported as a separate component of non-operating (income) expense. We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by gains and losses on forward contracts in non-operating (income) expense, net in our consolidated statements of operations. The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks. The Company does not have a significant concentration of credit risk with any single counterparty.

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

We use foreign exchange forward contracts to mitigate risk associated with certain non-functional currency assets and liabilities from fluctuations in foreign currency exchange rates. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately three foreign exchange forward contracts per month with an average notional value of $11,337,000 and an average maturity of approximately eleven days.

Our derivative financial instruments as of December 31, 2016 were not material. The effect of our derivative financial instruments on our results of operations during the years ended December 31, 2016, 2015 and 2014 were a loss of $2,722,000, a loss of $942,000 and a loss of $205,000, respectively. These amounts are reported within the net foreign currency exchange (gain) loss line item in our consolidated statements of operations.

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

As of December 31, 2016, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The estimated fair values of our long-term debt balances approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(15) Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 25% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $7,684,000, $7,190,000 and $7,083,000 for 2016, 2015 and 2014, respectively.

(16) Share Repurchase Programs

In February 2016, February 2015, October 2014, October 2013 and February 2013, our Board of Directors authorized share repurchase programs of $50,000,000, $75,000,000, $25,000,000, $50,000,000 and $50,000,000, respectively. The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2016	1,891	$26.43	$50,000
2015	3,300	27.83	91,843
2014	2,140	23.54	50,383
2013	3,000	19.26	57,774

Total	10,331		$250,000

All shares repurchased were retired.

(17) Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2016, we had approximately $2,198,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2016. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

The Company is not involved in any pending or threatened legal proceedings that it believes would reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(18) Related Party Transaction

In December 2014, we sold a Company-owned 21,375 square feet facility (and its furnishings) that previously served as executive offices and administration space in Tempe, Arizona to a trust. Timothy A. Crown, the Chair of our Board of Directors, serves as trustee of that trust. For approximately twelve months prior to the sale, the facility had been leased to another entity in which Mr. Crown has an interest. Annual rent was not material and was based on a review by our outside real estate brokerage adviser of comparable rentals in the relevant market area.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(19) Supplemental Financial Information

Additions and deductions related to the allowance for doubtful accounts receivable for 2016, 2015 and 2014 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2016	$11,872	$2,452	$(5,186)	$9,138

Year ended December 31, 2015	$19,336	$6,761	$(14,225)	$11,872

Year ended December 31, 2014	$19,908	$4,409	$(4,981)	$19,336

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

(20) Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,782	$2,866	$2,439

Cash paid during the year for income taxes, net of refunds	$39,051	$41,062	$51,715

Non-cash investing activities for 2016, 2015 and 2014 included $791,000, $662,000 and $1,668,000, respectively, of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash.

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

	North America Years Ended December 31,
Sales Mix	2016	2015	2014
Hardware	$2,455,159	$2,336,788	$2,175,397
Software	1,234,792	1,231,269	1,174,234
Services	281,877	255,471	213,095

	$3,971,828	$3,823,528	$3,562,726

	EMEA Years Ended December 31,
Sales Mix	2016	2015	2014
Hardware	$481,505	$531,308	$572,494
Software	811,013	799,761	930,763
Services	46,042	40,068	36,711

	$1,338,560	$1,371,137	$1,539,968

	APAC Years Ended December 31,
Sales Mix	2016	2015	2014
Hardware	$18,925	$14,333	$12,463
Software	143,709	158,046	193,533
Services	12,493	6,046	7,539

	$175,127	$178,425	$213,535

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2016, 2015 or 2014.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$3,971,828	$1,338,560	$175,127	$5,485,515
Costs of goods sold	3,446,347	1,152,873	143,193	4,742,413

Gross profit	525,481	185,687	31,934	743,102
Operating expenses:
Selling and administrative expenses	401,316	160,269	23,658	585,243
Severance and restructuring expenses	2,966	1,496	118	4,580
Acquisition-related expenses	4,278	—	169	4,447

Earnings from operations	$116,921	$23,922	$7,989	$148,832

Total assets	$2,204,351	$562,293	$119,778	$2,886,422	*

	Year Ended December 31, 2015
	North America	EMEA	APAC	Consolidated
Net sales	$3,823,528	$1,371,137	$178,425	$5,373,090
Costs of goods sold	3,321,965	1,184,850	149,943	4,656,758

Gross profit	501,563	186,287	28,482	716,332
Operating expenses:
Selling and administrative expenses	396,603	165,879	22,424	584,906
Severance and restructuring expenses	1,126	3,781	—	4,907

Earnings from operations	$103,834	$16,627	$6,058	$126,519

Total assets	$1,999,485	$543,146	$114,973	$2,657,604	*

	Year Ended December 31, 2014
	North America	EMEA	APAC	Consolidated
Net sales	$3,562,726	$1,539,968	$213,535	$5,316,229
Costs of goods sold	3,085,279	1,340,052	178,495	4,603,826

Gross profit	477,447	199,916	35,040	712,403
Operating expenses:
Selling and administrative expenses	372,936	178,816	25,215	576,967
Severance and restructuring expenses	971	3,356	106	4,433

Earnings from operations	$103,540	$17,744	$9,719	$131,003

Total assets	$1,840,057	$575,757	$117,437	$2,533,251	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $667,122,000, $643,587,000 and $585,413,000 at December 31, 2016, 2015 and 2014, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2016
Net sales	$3,776,352	$671,999	$1,037,164	$5,485,515
Total long-lived assets	$46,774	$13,570	$10,566	$70,910

2015
Net sales	$3,645,876	$711,957	$1,015,257	$5,373,090
Total long-lived assets	$58,748	$16,810	$12,723	$88,281

2014
Net sales	$3,368,798	$746,123	$1,201,308	$5,316,229
Total long-lived assets	$70,439	$19,522	$14,220	$104,181

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2016	2015	2014
Depreciation and amortization of property and equipment:
North America	$21,952	$22,239	$23,632
EMEA	4,908	3,757	5,025
APAC	633	653	586

	27,493	26,649	29,243

Amortization of intangible assets:
North America	8,139	8,053	7,536
EMEA	1,951	2,834	3,300
APAC	547	421	491

	10,637	11,308	11,327

Total	$38,130	$37,957	$40,570

(22) Acquisition

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

The total fair value of net identifiable assets acquired initially recorded was approximately $5,324,000, including $1,463,000 of cash acquired and $4,716,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight years and 27 months, respectively. The preliminary purchase price was allocated using the information available at the time. During the fourth quarter of 2016, we finalized the fair value assumptions for identifiable intangible assets acquired and reduced the fair value of identifiable intangible assets acquired by approximately $218,000. Goodwill initially recorded of approximately $7,248,000, which was recorded in our APAC operating segment, was adjusted to $6,957,000 as of December 31, 2016 as a result of the net effects of the decrease in the value of acquired identifiable intangible assets noted previously and foreign currency translation adjustments. None of the goodwill is tax deductible. We will finalize the purchase price allocation in the first quarter of 2017 when the final working capital adjustment is agreed upon and paid and the evaluation of uncertain tax positions, which could lead to an adjustment of the purchase price allocation, is completed.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We consolidated the results of operations for Ignia within our APAC operating segment beginning on September 1, 2016, the effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Ignia and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

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

The total fair value of net assets acquired was approximately $15,412,000, including $15,240,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight and three years, respectively. Goodwill acquired approximated $29,938,000, which was recorded in our North America operating segment. In 2016, we resolved the working capital contingency associated with the acquisition of BlueMetal. We recorded an adjustment of the purchase price as a reduction of goodwill in our North America operating segment upon the receipt of $507,000 in cash during 2016. The addition of the BlueMetal employees to our team and the opportunity to grow our services business are the primary factors making up the goodwill recognized as part of the transaction. None of the goodwill is tax deductible.

We consolidated the results of operations for BlueMetal beginning on October 1, 2015, the effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of BlueMetal and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

(23) Subsequent Event

On January 6, 2017, we completed our acquisition of Datalink for a cash purchase price of approximately $257,500,000. We funded the acquisition through a combination of cash on hand and approximately $196,000,000 in borrowings under our revolving facility. In conjunction with the acquisition, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). Pricing, maturity and all other general terms and conditions of the TLA are governed by the existing revolving facility. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% in years one through five, respectively.

We are in the process of determining the fair value of net assets acquired, including identifiable intangible assets, which will be recorded in our North America operating segment. We will consolidate the results of operations for Datalink beginning on January 6, 2017, the effective date of the acquisition.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(24) Selected Quarterly Financial Information (unaudited)

The following table sets forth selected unaudited consolidated quarterly financial information for 2016 and 2015 (in thousands, except per share data):

	Quarters Ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Net sales	$1,467,583	$1,392,716	$1,456,234	$1,168,982	$1,387,185	$1,342,195	$1,424,031	$1,219,679
Costs of goods sold	1,276,614	1,210,908	1,247,017	1,007,874	1,206,332	1,159,944	1,232,616	1,057,866

Gross profit	190,969	181,808	209,217	161,108	180,853	182,251	191,415	161,813
Operating expenses:
Selling and administrative expenses	145,066	143,872	150,186	146,119	147,310	148,796	148,004	140,796
Severance and restructuring expenses	1,527	788	909	1,356	2,995	817	372	723
Acquisition-related expenses	3,706	741	—	—	—	—	—	—

Earnings from operations	40,670	36,407	58,122	13,633	30,548	32,638	43,039	20,294
Non-operating (income) expense:
Interest income	(282)	(318)	(216)	(250)	(172)	(265)	(192)	(154)
Interest expense	2,271	2,517	1,992	1,848	1,706	2,062	1,718	1,738
Net foreign currency exchange (gain) loss	(520)	579	(153)	616	535	(1,561)	20	613
Other expense, net	311	352	359	268	326	357	281	331

Earnings before income taxes	38,890	33,277	56,140	11,151	28,153	32,045	41,212	17,766
Income tax expense	17,790	11,642	21,073	4,263	9,577	11,220	15,713	6,815

Net earnings	$21,100	$21,635	$35,067	$6,888	$18,576	$20,825	$25,499	$10,951

Net earnings per share:
Basic	$0.59	$0.61	$0.96	$0.19	$0.50	$0.56	$0.67	$0.28

Diluted	$0.59	$0.60	$0.96	$0.18	$0.50	$0.56	$0.67	$0.27

Shares used in per share calculations:
Basic	35,479	35,474	36,380	37,075	37,099	37,095	38,067	39,673

Diluted	35,963	35,790	36,612	37,386	37,429	37,351	38,326	39,994

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2016 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item can be found in our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Item 16.	Form 10-K Summary

None.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer

Dated: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth T. Lamneck Kenneth T. Lamneck	President, Chief Executive Officer and Director (principal executive officer)	February 17, 2017

/s/ Glynis A. Bryan Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 17, 2017

/s/ Dana A. Leighty Dana A. Leighty	Vice President, Finance (principal accounting officer)	February 17, 2017

/s/ Timothy A. Crown* Timothy A. Crown	Chairman of the Board	February 17, 2017

/s/ Richard E. Allen* Richard E. Allen	Director	February 17, 2017

/s/ Bruce W. Armstrong* Bruce W. Armstrong	Director	February 17, 2017

/s/ Catherine Courage* Catherine Courage	Director	February 17, 2017

/s/ Bennett Dorrance* Bennett Dorrance	Director	February 17, 2017

/s/ Michael M. Fisher* Michael M. Fisher	Director	February 17, 2017

/s/ Anthony A. Ibargüen* Anthony A. Ibargüen	Director	February 17, 2017

/s/ Robertson C. Jones* Robertson C. Jones	Director	February 17, 2017

/s/ Kathleen S. Pushor* Kathleen S. Pushor	Director	February 17, 2017

* By:	/s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation (Schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.)	8-K	000-25092	2.1	November 7, 2016

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.5(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.6(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.7(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.8(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.9(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.10(2)	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012	10-K	000-25092	10.12	February 22, 2013

10.11(2)	Managing Director Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.12(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016					X

10.13	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions	10-K	000-25092	10.38	March 27, 2003

10.14	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer	10-Q	000-25092	10.1	November 13, 2003

10.15	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003	10-Q	000-25092	10.2	November 13, 2003

10.16	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA	10-K	000-25092	10.42	March 11, 2004

10.17	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005	10-Q	000-25092	10.4	May 9, 2005

10.18	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005	8-K	000-25092	10.1	December 22, 2005

10.19	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006	8-K	000-25092	10.2	September 8, 2006

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.20	Amendment No. 9 to Receivables Purchase Agreement dated as of September 17, 2008	8-K	000-25092	10.3	September 23, 2008

10.21	Amendment No. 11 and Joinder Agreement to Receivables Purchase Agreement dated as of July 24, 2009	10-Q	000-25092	10.1	August 6, 2009

10.22	Amendment No. 12 to Receivables Purchase Agreement dated as of July 1, 2010 among Insight Receivables, LLC, Insight Enterprises, Inc., the Purchasers and Managing Agents party thereto, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as agent for the Purchasers	10-Q	000-25092	10.1	November 4, 2010

10.23	Omnibus Amendment and Joinder to Receivables Purchase Agreement, dated as of April 26, 2012, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and JPMorgan Chase Bank, N.A., as Agent	8-K	000-25092	10.3	May 2, 2012

10.24	Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	May 2, 2012

10.25	Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	May 2, 2012

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.26	Omnibus Amendment, dated as of June 25, 2014, among Insight Receivables, LLC, Insight Enterprises, Inc., Insight Direct USA, Inc., Insight Public Sector, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as successor agent	8-K	000-25092	10.1	July 1, 2014

10.27	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of July 2, 2015, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as a lender and as an administrative agent, Wells Fargo Capital Finance, LLC, as a lender, as collateral agent and as an administrative agent, and the other lenders party thereto.	8-K	000-25092	10.1	July 9, 2015

10.28	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	10-Q	000-25092	10.1	October 29, 2015

10.29	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of April 26, 2012, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	October 29, 2015

10.30	Amendment to Receivables Purchase Agreement, dated as of October 15, 2015, among Insight Receivables, LLC, Insight Enterprises, Inc., PNC Bank, National Association and Wells Fargo Bank, National Association	10-Q	000-25092	10.3	October 29, 2015

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.31	Fourth Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	June 28, 2016

10.32	Second Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	June 28, 2016

10.33	Amendment to Receivables Purchase Agreement, dated as of June 23, 2016, among Insight Receivables, LLC, Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent	8-K	000-25092	10.3	June 28, 2016

10.34	Amendment No. 1 dated as of January 6, 2017 to Fourth Amended and Restated Credit Agreement, by and among Insight Enterprises, Inc., Insight Enterprises B.V. and Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto					X

10.35	Second Omnibus Reaffirmation Agreement, Amendment and Joinder to Loan Documents, dated as of January 6, 2017, by and among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and Datalink Corporation, as Resellers, the guarantors party thereto, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent and administrative agent, and the lenders party thereto					X

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2016

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

24.1	Power of Attorney for Timothy A. Crown dated February 8, 2017					X

24.2	Power of Attorney for Richard E. Allen dated February 8, 2017					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 8, 2017					X

24.4	Power of Attorney for Catherine Courage dated February 8, 2017					X

24.5	Power of Attorney for Bennett Dorrance dated February 8, 2017					X

24.6	Power of Attorney for Michael M. Fisher dated February 8, 2017					X

24.7	Power of Attorney for Anthony A. Ibargüen dated February 8, 2017					X

24.8	Power of Attorney for Robertson C. Jones dated February 6, 2017					X

24.9	Power of Attorney for Kathleen S. Pushor dated February 8, 2017					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Wolfgang Ebermann, Michael M. Fisher, Michael P. Guggemos, Anthony A. Ibargüen, Helen K. Johnson, Robertson C. Jones, Kenneth T. Lamneck, Dana A. Leighty and Kathleen S. Pushor. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.