Form 10-Q
period 2017-03-31
INSIGHT ENTERPRISES INC
filed 2017-05-05
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of April 28, 2017 was 35,750,441.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2017

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$183,709	$202,882
Accounts receivable, net of allowance for doubtful accounts of $9,423 and $9,138, respectively	1,387,502	1,436,742
Inventories	164,557	148,203
Inventories not available for sale	75,958	68,619
Other current assets	148,744	127,159

Total current assets	1,960,470	1,983,605
Property and equipment, net of accumulated depreciation and amortization of $303,058 and $308,127, respectively	79,307	70,910
Goodwill	128,165	62,645
Intangible assets, net of accumulated amortization of $26,777 and $22,982, respectively	111,236	20,707
Deferred income taxes	49,514	52,347
Other assets	62,007	29,086

	$2,390,699	$2,219,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$772,757	$1,070,259
Accounts payable—inventory financing facility	174,259	154,930
Accrued expenses and other current liabilities	157,054	151,895
Current portion of long-term debt	15,142	480
Deferred revenue	119,655	61,098

Total current liabilities	1,238,867	1,438,662
Long-term debt	360,616	40,251
Deferred income taxes	10,755	900
Other liabilities	47,005	26,044

	1,657,243	1,505,857

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,750 shares at March 31, 2017 and 35,484 shares at December 31, 2016 issued and outstanding	358	355
Additional paid-in capital	308,532	309,650
Retained earnings	473,385	459,537
Accumulated other comprehensive loss – foreign currency translation adjustments	(48,819)	(56,099)

Total stockholders’ equity	733,456	713,443

	$2,390,699	$2,219,300

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,477,543	$1,168,982
Costs of goods sold	1,269,316	1,007,874

Gross profit	208,227	161,108
Operating expenses:
Selling and administrative expenses	177,632	146,119
Severance and restructuring expenses	4,695	1,356
Acquisition-related expenses	2,947	—

Earnings from operations	22,953	13,633
Non-operating (income) expense:
Interest income	(431)	(250)
Interest expense	3,933	1,848
Net foreign currency exchange loss	380	616
Other expense, net	315	268

Earnings before income taxes	18,756	11,151
Income tax expense	4,908	4,263

Net earnings	$13,848	$6,888

Net earnings per share:
Basic	$0.39	$0.19

Diluted	$0.38	$0.18

Shares used in per share calculations:
Basic	35,602	37,075

Diluted	36,185	37,386

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings	$13,848	$6,888
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,280	7,419

Total comprehensive income	$21,128	$14,307

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$13,848	$6,888
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,830	6,942
Amortization of intangible assets	4,223	3,238
Provision for losses on accounts receivable	921	608
Write-downs of inventories	392	967
Non-cash stock-based compensation	3,412	2,799
Deferred income taxes	(573)	(1)
Changes in assets and liabilities:
Decrease in accounts receivable	182,710	265,222
Increase in inventories	(22,257)	(11,334)
Decrease (increase) in other assets	1,043	(8,259)
Decrease in accounts payable	(334,221)	(297,714)
Increase in deferred revenue	9,808	3,370
Decrease in accrued expenses and other liabilities	(18,238)	(19,655)

Net cash used in operating activities	(152,102)	(46,929)

Cash flows from investing activities:
Purchases of property and equipment	(10,052)	(2,896)
Acquisition of Datalink, net of cash and cash equivalents acquired	(180,859)	—

Net cash used in investing activities	(190,911)	(2,896)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	169,109	214,920
Repayments on senior revolving credit facility	(169,109)	(214,920)
Borrowings on accounts receivable securitization financing facility	918,500	516,000
Repayments on accounts receivable securitization financing facility	(762,000)	(465,000)
Borrowings under Term Loan A	175,000	—
Repayments under other financing agreements	(3,419)	(632)
Payments on capital lease obligations	(128)	(56)
Net repayments under inventory financing facility	(4,172)	(4,263)
Payment of debt issuance costs	(1,123)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(4,526)	(2,098)
Repurchases of common stock	—	(13,461)

Net cash provided by financing activities	318,132	30,490

Foreign currency exchange effect on cash and cash equivalent balances	5,708	5,267

Decrease in cash and cash equivalents	(19,173)	(14,068)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$183,709	$173,910

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2017, and our results of operations and cash flows for the three months ended March 31, 2017 and 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations include the results of Datalink Corporation (“Datalink”) from its acquisition date of January 6, 2017 and Ignia, Pty Ltd (“Ignia”) from its acquisition date of September 1, 2016. See Note 10 for further discussion of our acquisition of Datalink.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. This new standard increases volatility in

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

the statement of operations by requiring all excess tax benefits and deficiencies to be recognized as income tax benefit or expense in the statement of operations and treated as discrete items in the period in which they occur. We adopted the new standard in the first quarter of 2017, and prospectively applied the provisions in this guidance requiring recognition of excess tax benefits and deficits in the statement of operations, which resulted in a $1,996,000 income tax benefit and a corresponding $1,996,000 increase in net earnings, or $0.06 per diluted share, during the three months ended March 31, 2017. Also, as a result of the adoption of the new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. The provisions in this guidance requiring the use of a modified retrospective transition method would have required us to record a cumulative-effect adjustment in retained earnings as of January 1, 2017. We elected not to adjust retained earnings and to record such cumulative-effect adjustment as stock-based compensation in the first quarter of 2017 on the basis of immateriality. Lastly, we applied the provisions of this guidance relating to classification on the statement of cash flows retrospectively. As a result, excess tax benefits from employee gains on stock-based compensation of $258,000 were reclassified from cash flows from financing activities to cash flows from operating activities for the three months ended March 31, 2016 to conform to the current period presentation.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the measurement from lower of cost or market to lower of cost and net realizable value. We adopted the standard in the first quarter of 2017 and applied the provisions prospectively. The standard did not have a material effect on our consolidated financial statements.

There have been no other material changes or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 that affect or may affect our financial statements.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net earnings	$13,848	$6,888

Denominator:
Weighted average shares used to compute basic EPS	35,602	37,075
Dilutive potential common shares due to dilutive RSUs, net of tax effect	583	311

Weighted average shares used to compute diluted EPS	36,185	37,386

Net earnings per share:
Basic	$0.39	$0.19

Diluted	$0.38	$0.18

For the three months ended March 31, 2017 and 2016, 96,000 and 138,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Senior revolving credit facility	$—	$—
Term Loan A (less unamortized debt issuance costs of $1,060)	173,940	—
Accounts receivable securitization financing facility	196,000	39,500
Capital leases and other financing obligations	5,818	1,231

Total	375,758	40,731
Less: current portion of long-term debt	(15,142)	(480)

Long-term debt	$360,616	$40,251

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, with a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021. On January 6, 2017, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). Pricing and all other general terms and conditions of the TLA are governed by the existing revolving facility. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. The revolving facility and TLA are guaranteed by the Company’s material domestic subsidiaries and are secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility and the TLA are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility and TLA bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at March 31, 2017 was 2.46% per annum for the revolving facility and 2.57% per annum for the TLA. In addition, we pay a quarterly commitment fee on the unused portion of the revolving facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. As of March 31, 2017, we had no amounts outstanding under our revolving facility and $175,000,000 outstanding under the TLA.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2019. Interest is payable monthly, and the floating interest rate applicable at March 31, 2017 was 1.86% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2017, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $196,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

leverage ratio permitted under the facilities was increased to 3.50 times our trailing twelve-month adjusted earnings in conjunction with the acquisition of Datalink effective January 6, 2017. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of March 31, 2017, our aggregate debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $775,000,000, of which $371,000,000 was outstanding at March 31, 2017.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $325,000,000, of which $174,259,000 was outstanding at March 31, 2017, and matures on June 23, 2021. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. Amounts outstanding under this facility are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets. Interest does not accrue on advances paid within vendor terms. The inventory financing facility is guaranteed by the Company and each of its material domestic subsidiaries, and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

Capital Lease and Other Financing Obligations

In March 2016, we entered into a new capitalized lease with a 36-month term for certain IT equipment.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. These financing obligations totaled $4,706,000 as of March 31, 2017.

Our obligations under the capitalized lease and these other financing obligations are included in long-term debt in our consolidated balance sheet as of March 31, 2017. The current and long-term portions of the obligations are included in the table above.

4. Severance and Restructuring Activities

During the three months ended March 31, 2017, we recorded severance expense in each of our operating segments. The North America charges primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges primarily related to a headcount reduction in Germany as part of our cost reduction and restructuring initiatives in that country.

The following table details the activity related to these resource actions for the three months ended March 31, 2017 and the outstanding obligations as of March 31, 2017 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2016	$947	$1,217	$—	$2,164
Severance costs, net of adjustments	1,104	3,530	61	4,695
Cash payments	(631)	(711)	(45)	(1,387)
Foreign currency translation adjustments	—	52	—	52

Balances at March 31, 2017	$1,420	$4,088	$16	$5,524

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2017	2016
North America	$2,538	$2,097
EMEA	745	591
APAC	129	111

Total Consolidated	$3,412	$2,799

As of March 31, 2017, total compensation cost related to nonvested RSUs not yet recognized is $25,579,000, which is expected to be recognized over the next 1.44 years on a weighted-average basis.

The following table summarizes our RSU activity during the three months ended March 31, 2017:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2017	1,067,557	$25.37
Granted(a)	292,640	44.52
Vested, including shares withheld to cover taxes	(367,810)	24.45	$16,345,317	(b)

Forfeited	(18,652)	28.52

Nonvested at March 31, 2017(a)	973,735	31.44	$40,010,771	(c)

(a)	Includes 80,242 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2017 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2017.
(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $41.09 as of March 31, 2017, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Income Taxes

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 26.2% and 38.2%, respectively. For the three months ended March 31, 2017, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of $1,996,000 of tax benefits on the settlement of employee share-based awards in accordance with a new accounting standard, which was adopted effective January 1, 2017, and the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. These decreases in our effective tax rate were partially offset by state income taxes, net of federal benefit, and the effect of non-deductible acquisition-related expenses incurred during the first quarter of 2017. For the three months ended March 31, 2016, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 31, 2017 and December 31, 2016, we had approximately $4,250,000 and $2,246,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $429,000 and $195,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2012 through 2015. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

7. Share Repurchase Programs

We did not repurchase shares of our common stock during the quarter ended March 31, 2017 and no share repurchase programs are currently authorized by the Board of Directors. During the comparative three months ended March 31, 2016, under previously authorized share repurchase programs, we purchased 504,504 shares of our common stock on the open market at a total cost of approximately $13,461,000 (an average price of $26.68 per share). All shares repurchased were retired.

8. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2017, we had approximately $2,198,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2017. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

landlords for certain claims arising from our use of leased facilities and the indemnification of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2017. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	$710,933	$518,021	$138,877	$120,047	$4,082	$3,663
Software	295,895	243,368	180,194	174,048	27,017	33,531
Services	104,124	65,499	11,284	9,265	5,137	1,540

	$1,110,952	$826,888	$330,355	$303,360	$36,236	$38,734

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2017 or 2016.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2017
	North America	EMEA	APAC	Consolidated
Net sales	$1,110,952	$330,355	$36,236	$1,477,543
Costs of goods sold	952,651	287,809	28,856	1,269,316

Gross profit	158,301	42,546	7,380	208,227
Operating expenses:
Selling and administrative expenses	131,010	40,143	6,479	177,632
Severance and restructuring expenses	1,104	3,530	61	4,695
Acquisition-related expenses	2,947	—	—	2,947

Earnings (loss) from operations	$23,240	$(1,127)	$840	$22,953

	Three Months Ended March 31, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$826,888	$303,360	$38,734	$1,168,982
Costs of goods sold	715,145	259,934	32,795	1,007,874

Gross profit	111,743	43,426	5,939	161,108
Operating expenses:
Selling and administrative expenses	100,041	40,679	5,399	146,119
Severance and restructuring expenses	1,217	24	115	1,356

Earnings from operations	$10,485	$2,723	$425	$13,633

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2017	December 31, 2016
North America	$2,251,927	$2,204,351
EMEA	514,357	562,293
APAC	137,175	119,778
Corporate assets and intercompany eliminations, net	(512,760)	(667,122)

Total assets	$2,390,699	$2,219,300

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization of property and equipment:
North America	$5,553	$5,617
EMEA	1,150	1,210
APAC	127	115

	6,830	6,942

Amortization of intangible assets:
North America	4,012	2,445
EMEA	12	692
APAC	199	101

	4,223	3,238

Total	$11,053	$10,180

10. Acquisition

On January 6, 2017, we completed our acquisition of Datalink, a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota, for a cash purchase price of $257,456,000, which included cash and cash equivalents acquired of $76,597,000. We believe that this acquisition strengthened our position as a leading IT solutions provider with deep technical talent delivering data center solutions to clients on premise or in the Cloud.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price		$257,456
Fair value of net assets acquired:
Current assets	$239,502
Identifiable intangible assets – see description below	94,500
Property and equipment	5,843
Other assets	17,888
Current liabilities	(129,428)
Long-term liabilities, including deferred taxes	(35,934)

Total fair value of net assets acquired		192,371

Excess purchase price over fair value of net assets acquired (“goodwill”)		$65,085

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The estimated fair values of current assets and liabilities (other than deferred revenue and related deferred costs) were based upon their historical costs on the date of acquisition due to their short-term nature. The majority of property and equipment were also estimated based upon historical costs as they approximated fair value. Certain long-term assets, including Datalink’s IT system, were written down to the estimated fair value based on the economic benefit expected to be realized from the assets following the acquisition. Deferred revenue acquired represents monies collected prior to January 6, 2017 related to unearned revenues associated with support services to be performed in the future. The estimated fair value of deferred revenue of $65,500,000, which is included in current and long-term liabilities in the table above, was calculated using the adjusted fulfillment cost method as the present value of the costs expected to be incurred by a third party to perform the support services obligations acquired under various customer contracts, plus a reasonable profit associated with the performance effort. The deferred costs acquired represent monies paid prior to January 6, 2017 to purchase third party customer support contracts from manufacturers. The estimated fair value of the deferred costs of $48,029,000, which is included in current and other assets in the table above, was calculated in conjunction with the valuation of deferred revenue discussed above.

Identified intangible assets of $94,500,000 consist primarily of customer relationships, the trade name and non-compete agreements, which were valued at $92,200,000, $2,200,000 and $100,000, respectively. These values were determined using the multiple-period excess earnings method, the relief from royalty method and the lost income method, respectively. The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	1 Year
Non-compete agreements	1 Year

Amortization expense recognized for the period from the acquisition date through March 31, 2017 was $2,880,000.

Goodwill of $65,085,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Datalink. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the Datalink technical employees to our team and the opportunity to grow our data center solutions business are the primary factors making up the goodwill recognized as part of the transaction. None of the goodwill is tax deductible.

The purchase price allocation is preliminary and was allocated using information currently available. Further information regarding items such as deferred tax amounts and liabilities assumed could lead to an adjustment of the purchase price allocation.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We have consolidated the results of operations for Datalink since its acquisition on January 6, 2017. Consolidated net sales and gross profit for the three months ended March 31, 2017 include $129,120,000 and $30,348,000, respectively, from Datalink. The following table reports pro forma information as if the acquisition of Datalink had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended March 31,
		2017	2016
Net sales	As reported	$1,477,543	$1,168,982
	Pro forma	$1,481,452	$1,303,184

Net earnings	As reported	$13,848	$6,888
	Pro forma	$11,794	$4,764

Diluted earnings per share	As reported	$0.38	$0.18
	Pro forma	$0.33	$0.13

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

Consolidated net sales of $1.48 billion in the three months ended March 31, 2017 increased 26% compared to the three months ended March 31, 2016, including both organic growth of 15% and the addition of Datalink to our business beginning January 6, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 29% in the first quarter of 2017 compared to the first quarter of 2016.

Consolidated gross profit of $208.2 million in the three months ended March 31, 2017 increased 29% compared to the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 32% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Gross margin improved approximately 30 basis points year over year to 14.1%, reflecting the positive contribution of Datalink, partially offset by lower gross margin generated from our core business, which excludes Datalink’s results subsequent to the acquisition. These lower gross margins in our core business were driven by a lower mix of fees from software enterprise agreements and lower product margin with large accounts.

Consolidated selling and administrative expenses for the first quarter increased $31.5 million, or 22% year over year (up 24% excluding the effects of fluctuating foreign currency exchange rates). The year over year increase reflects the addition of Datalink to our business in the first quarter of 2017 and higher variable compensation resulting from the strong net sales and gross profit performance noted above. Our consolidated results of operations for the first quarter of 2017 also include severance expense, net of adjustments, totaling $4.7 million ($4.2 million net of tax) compared to $1.4 million recorded during the first quarter of 2016, as well as $2.9 million ($2.2 million net of tax) in transaction expenses related to the Datalink acquisition.

All of this resulted in a 68% year over year improvement in consolidated earnings from operations from $13.6 million in the first quarter of 2016 to $23.0 million in the first quarter of 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 74% year over year. On a consolidated basis, we reported net earnings of $13.8 million and diluted earnings per share of $0.38 for the first quarter of 2017. This compares to net earnings of $6.9 million and diluted earnings per share of $0.18 for the first quarter of 2016.

Throughout the “Quarterly Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of fair value estimates in connection with the acquisition of Datalink.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Costs of goods sold	85.9	86.2

Gross profit	14.1	13.8
Selling and administrative expenses	12.0	12.5
Severance and restructuring and acquisition-related expenses	0.5	0.1

Earnings from operations	1.6	1.2
Non-operating expense, net	0.3	0.2

Earnings before income taxes	1.3	1.0
Income tax expense	0.3	0.4

Net earnings	1.0%	0.6%

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

Net Sales. Net sales for the three months ended March 31, 2017 increased 26% compared to the three months ended March 31, 2016 to $1.48 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 29% in the first quarter of 2017 compared to the first quarter of 2016. Our net sales by operating segment were as follows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		%
	2017	2016	Change
North America	$1,110,952	$826,888	34%
EMEA	330,355	303,360	9%
APAC	36,236	38,734	(6%)

Consolidated	$1,477,543	$1,168,982	26%

Net sales in North America increased 34%, or $284.1 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Net sales of hardware, software and services increased 37%, 22% and 59%, respectively, year over year. The growth in hardware net sales reflects higher volume of sales to large enterprise clients, including the acquisition of Datalink effective January 6, 2017, which accounted for approximately a third of the year over year growth. The increase in software net sales was also affected by the acquisition of Datalink, which accounted for approximately half of the year over year increase, as well as increased sales to large enterprise and public sector clients during the first quarter of 2017 compared to the first quarter of 2016. Services sales improved with additional professional services engagements, primarily driven by the acquisition of Datalink, which accounted for approximately 80% of the year over year services revenue growth in North America.

Net sales in EMEA increased 9%, or $27.0 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 20% compared to the first quarter of last year. Net sales of hardware, software and services increased 16%, 4% and 22%, respectively, compared to the first quarter of 2016. Excluding the effects of fluctuating foreign currency exchange rates, hardware, software and services net sales increased 31%, 11% and 35%, respectively, compared to the first quarter of last year. The increase in hardware net sales was due primarily to higher volume sales of client devices and networking solutions to large enterprise and public sector clients. The increase in software net sales was driven by increased volume with large enterprise and public sector clients, partially offset by a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region.

Net sales in APAC decreased 6%, or $2.5 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 9% compared to the first quarter of last year. The decrease was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and Cloud subscription products that are recorded on a net sales recognition basis. This decline was partially offset by double-digit growth in hardware and increased services sales resulting from Ignia, a services company acquired in the third quarter of last year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2017 and 2016:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	64%	63%	42%	40%	11%	9%
Software	27%	29%	55%	57%	75%	87%
Services	9%	8%	3%	3%	14%	4%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended March 31, 2017 increased 29% to $208.2 million compared to the three months ended March 31, 2016, with gross margin increasing approximately 30 basis points to 14.1% for the three months ended March 31, 2017 compared to 13.8% for the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 32% year over year in the first quarter of 2017 compared to the first quarter of 2016. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	% of Net Sales	2016	% of Net Sales
North America	$158,301	14.2%	$111,743	13.5%
EMEA	42,546	12.9%	43,426	14.3%
APAC	7,380	20.4%	5,939	15.3%

Consolidated	$208,227	14.1%	$161,108	13.8%

North America’s gross profit for the three months ended March 31, 2017 increased 42% compared to the three months ended March 31, 2016. As a percentage of net sales, gross margin increased approximately 70 basis points to 14.2% for the first quarter of 2017 from 13.5% in the first quarter of 2016. The year to year improvement in gross margin was primarily attributable to an increase in higher margin services sales, which generated a 64 basis point improvement in gross margin year over year and a net increase in product margin, which includes partner funding and freight, of 33 basis points. The improvement in services margin included an increase of 49 basis points generated by sales of professional and consulting services, primarily driven by the addition of Datalink, and an increase in margin generated by sales of warranty services of 15 basis points year over year. The net increase in product margin was due primarily to improvements in hardware product margin resulting from the mix of products sold during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016. The product mix included increased sales of higher margin data center products as a result of the acquisition of Datalink. These increases in margin were partially offset by a decrease in margin from lower fees from enterprise software agreements of 25 basis points during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

EMEA’s gross profit decreased 2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 8% compared to the first quarter of last year. Gross margin decreased approximately 140 basis points to 12.9% for the first quarter of 2017 from 14.3% in the first quarter of 2016. The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 184 basis points during the three months ended March 31, 2017 compared to the three months ended March 31,

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2016. The decline in product margin primarily resulted from lower margins on large enterprise and public sector deals transacted during the first quarter of 2017. In addition, partner funding earned was relatively flat year over year, but led to a decrease in gross profit as a percentage of net sales due to the overall top-line growth. The decline in gross margin resulting from the net decrease in product margin was partially offset by a 51 basis point increase in gross margin due to higher volume of higher margin services net sales during the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

APAC’s gross profit increased 24% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, with gross margin increasing to 20.4% for the three months ended March 31, 2017 compared to 15.3% for the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 21% compared to the first quarter of last year. The improvement in gross margin in the first quarter of 2017 compared to the first quarter of 2016 was due primarily to an increase in the mix of higher margin services net sales, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and the margin contribution from increased hardware sales during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $31.5 million, or 22%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 24% year over year in the first quarter of 2017 compared to the first quarter of 2016. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	% of Net Sales	2016	% of Net Sales
North America	$131,010	11.7%	$100,041	12.1%
EMEA	40,143	12.2%	40,679	13.4%
APAC	6,479	17.9%	5,399	13.9%

Consolidated	$177,632	12.0%	$146,119	12.5%

North America’s selling and administrative expenses increased 31%, or $31.0 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and decreased approximately 40 basis points year to year as a percentage of net sales to 11.7%. The increase in expenses was primarily driven by a $10.6 million increase in variable compensation for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the increase in net sales and gross profit year over year and a $10.3 million increase in salaries and wages, contract labor and teammate benefit expenses resulting from the addition of Datalink to our North America business effective January 6, 2017. Additionally, professional services, travel and entertainment and marketing expenses each increased by over $1.5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due primarily to the addition of Datalink to our business. Depreciation and amortization expense also increased approximately $1.6 million year over year, as amortization expense of $2.9 million, associated with the intangible assets acquired from Datalink, was offset partially by the year over year effect of intangible assets acquired in previous acquisitions being fully amortized in the third quarter of the prior year.

EMEA’s selling and administrative expenses decreased 1%, or $536,000, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and decreased approximately 120 basis points year to year as a percentage of net sales to 12.2%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 8% compared to the first quarter of last year. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

by increased salaries and wages and teammate benefits expenses due to increased headcount and prior year annual merit increases. This year over year increase in selling and administrative expenses was offset partially by a decline in amortization expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year. The decrease in selling and administrative expenses as a percentage of net sales year to year was the result of our ability to manage selling and administrative costs during the quarter while achieving a higher percentage increase in our top-line revenue during the first quarter of 2017 compared to the first quarter of 2016.

APAC’s selling and administrative expenses increased 20%, or $1.1 million, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and increased approximately 400 basis points year over year as a percentage of net sales to 17.9%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 16% compared to the first quarter of last year. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia, a business technology consulting and managed services provider, effective September 1, 2016. Excluding Ignia, selling and administrative expenses were relatively flat year over year, as increased variable compensation resulting from the improvement in gross profit performance year over year were offset by the decrease in amortization expense, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year.

Severance and Restructuring Expenses. During the three months ended March 31, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.1 million, $3.5 million and $61,000 respectively. The North America charges primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges primarily related to a headcount reduction in Germany as part of our cost reduction and restructuring initiatives in that country. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended March 31, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.2 million, $24,000 and $115,000, respectively.

Acquisition-related Expenses. During the three months ended March 31, 2017, we incurred $2.9 million in direct third-party transaction costs related to the acquisition of Datalink, which was completed on January 6, 2017. See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the acquisition.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2017 and 2016 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during the three months ended March 31, 2017.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2017 increased 113%, or $2.1 million, compared to the three months ended March 31, 2016. This increase was due primarily to higher average daily balances on our debt facilities in the first three months of 2017 as a result of our increased borrowings to fund our acquisition of Datalink. Imputed interest under our inventory financing facility was $1.4 million for the three months ended March 31, 2017, compared to $608,000 for the three months ended March 31, 2016. The increase was a result of an increase in usage, the addition of Datalink to the facility and an increase in our average incremental borrowing rate used to compute the imputed interest amounts during the current quarter. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate of 26.2% for the three months ended March 31, 2017 was lower than our effective tax rate of 38.2% for the three months ended March 31, 2016. The decrease in our effective tax rate for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due primarily to the recognition of $2.0 million of tax benefits on the settlement of employee share-based awards during the first quarter of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017. See further discussion in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(152,102)	$(46,929)
Net cash used in investing activities	(190,911)	(2,896)
Net cash provided by financing activities	318,132	30,490
Foreign currency exchange effect on cash and cash equivalent balances	5,708	5,267

Decrease in cash and cash equivalents	(19,173)	(14,068)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$183,709	$173,910

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2017 were to acquire Datalink for $180.9 million, net of cash and cash equivalents acquired, to fund working capital requirements and for capital expenditures. Operating activities used $152.1 million in cash during the three months ended March 31, 2017, compared to $46.9 million of cash used in operating activities during the three months ended March 31, 2016. Both the 2017 and 2016 results are affected by individually significant transactions at the beginning of each quarter, whereby a single significant payment to a supplier was due and paid in January, but the related receivable was collected from a client in the fourth quarter of the previous year, as discussed in more detail below. We had combined net borrowings on our long-term debt facilities of $331.5 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental Term Loan A (“TLA”) to fund, in part, the acquisition of Datalink. Capital expenditures were $10.1 million in the three months ended March 31, 2017, over three times the total capital expenditures made in the prior year period, reflecting planned investments in IT

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

infrastructure upgrades, our global web site and our digital marketing platforms. Cash and cash equivalent balances in the three months ended March 31, 2017 and 2016 were positively affected by $5.7 million and $5.3 million, respectively, as a result of foreign currency exchange rates.

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We currently do not intend nor foresee a need to repatriate any foreign undistributed earnings. We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating cash activities and cash commitments for investing and financing activities, such as capital expenditures and debt repayments, for at least the next 12 months. See further discussion under the heading “Undistributed Foreign Earnings” later in this section.

Net cash used in operating activities. Cash flows from operations for the three months ended March 31, 2017 and 2016 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, we anticipated the decreases in accounts receivable and accounts payable due to the seasonal decrease in net sales from the fourth quarter to the first quarter, which results in lower accounts receivable and accounts payable balances as of March 31, compared to December 31. However, the 2017 results are also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously. In the first quarter of 2016, we had a similar experience with a payment to a supplier of approximately $60 million that was not made until the first quarter of 2016, but the related receivable was collected from the client in the fourth quarter of 2015. Excluding the effects of these two individually significant timing differences, cash flow from operations would have been nominal for both the first quarter of 2017 and 2016. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at March 31 to support specific client engagements. The decrease in accrued expenses and other liabilities in both periods is primarily attributable to decreases in accrued VAT and sales taxes as of March 31, compared to December 31, due to the relative timing of related payments and to the reclassification of certain long-term liabilities to accounts payable as of March 31, compared to December 31, as amounts became payable to partners under their contractual terms.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2017	2016
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	85	82
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(67)	(64)

Cash conversion cycle (days) (d)	29	29

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 29 days in the first quarter of 2017, consistent with the first quarter of 2016.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2017 in excess of working capital needs to pay down our debt balances and to support our capital expenditures for the year. We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities. Capital expenditures were $10.1 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. We expect capital expenditures for the full year 2017 to be between $20.0 million and $25.0 million, primarily for technology and facility related upgrade projects. During the three months ended March 31, 2017, we acquired Datalink in North America for approximately $180.9 million, net of cash and cash equivalents acquired.

Net cash provided by financing activities. During the three months ended March 31, 2017, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $331.5 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink. Comparatively, during the three months ended March 2016, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $51.0 million.

Financing Facilities

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At March 31, 2017, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At March 31, 2017, no such “amortization event” had occurred.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed specified caps (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 3.50 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of March 31, 2017, the Company’s debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $775.0 million, of which $371.0 million was outstanding at March 31, 2017. Our debt balance as of March 31, 2017 was $375.8 million, including our capital lease obligations for certain IT equipment and other financing obligations. As of March 31, 2017, the current portion of our long-term debt includes $12.0 million in amortization payments due through March 31, 2018. The remaining $3.1 million of current debt relates to our capital leases and other financing obligations acquired from Datalink.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of March 31, 2017, we had approximately $154.4 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of March 31, 2017, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At March 31, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt (a)	$371,000	$12,031	$228,813	$130,156	$—
Capital lease obligations and other financing agreements, including interest payments	5,893	3,221	2,593	79	—
Inventory financing facility (b)	174,259	174,259	—	—	—
Operating lease obligations (c)	75,938	17,374	29,925	16,131	12,508
Severance and restructuring obligations (d)	5,524	5,524	—	—	—
Other contractual obligations (e)	53,712	15,762	31,423	4,399	2,128

Total	$686,326	$228,171	$292,754	$150,765	$14,636

(a)	Reflects the $196.0 million outstanding at March 31, 2017 under our ABS facility as due in June 2019, the date at which the facility matures, and $175.0 million outstanding at March 31, 2017 under our TLA. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	As of March 31, 2017, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	As there were no material changes in our operating lease obligations during the quarter, amounts included in the table reflect our operating lease obligations as of December 31, 2016 as reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 plus Datalink’s operating lease obligations as of December 31, 2016. Amounts in the table above exclude non-cancellable rental income of approximately $1.5 million due in less than one year and a total of approximately $3.2 million due in years one through three.
(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	The table above includes:
I.	Estimated interest payments of $4.8 million in 2017 and 2018 and $2.4 million in the first six months of 2019, based on the current debt balance at March 31, 2017 of $196.0 million under our ABS facility, multiplied by the weighted average interest rate for the quarter ended March 31, 2017 of 2.46% per annum.
II.	Estimated interest payments of $9.5 million in 2017, 2018, 2019, and 2020 and $2.4 million in the first three months of 2021, based on the current debt balance at March 31, 2017 of $175.0 million under our TLA, multiplied by the weighted average interest rate for the quarter ended March 31, 2017 of 2.57% per annum.
III.	Amounts totaling $388,000 through 2018 for other contractual obligations.
IV.	As there were no material changes to our obligations to perform asset-retirement activities during the quarter, the amounts included in the table above reflect these obligations as of December 31, 2016 as reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. We estimate that we will owe $6.8 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event as of December 31, 2016. Asset retirement obligations acquired from Datalink were not material.

The table above excludes $4.3 million of unrecognized tax benefits, including $429,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility, our Term Loan A and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended March 31, 2017.

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

Date: May 5, 2017	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)