Form 10-Q
period 2017-06-30
INSIGHT ENTERPRISES INC
filed 2017-08-03
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of July 28, 2017 was 35,786,168.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2017

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs, the payment of accrued expenses and liabilities, the timing of the inventory shipments; the expected non-cash loss on the sale of our Russia business; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives;

•	changes in the information technology (“IT”) industry and/or rapid changes in technology;

•	risks associated with the integration and operation of acquired businesses;

•	possible significant fluctuations in our future operating results;

•	the risks associated with our international operations;

•	general economic conditions;

•	increased debt and interest expense and decreased availability of funds under our financing facilities;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;

•	our reliance on independent shipping companies;

•	our dependence on certain personnel;

•	natural disasters or other adverse occurrences;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;

•	intellectual property infringement claims and challenges to our registered trademarks and trade names; and

•	legal proceedings and audits and failure to comply with laws and regulations.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$194,783	$202,882
Accounts receivable, net of allowance for doubtful accounts of $9,487 and $9,138, respectively	1,821,694	1,436,742
Inventories	210,496	148,203
Inventories not available for sale	61,856	68,619
Other current assets	212,228	127,159

Total current assets	2,501,057	1,983,605
Property and equipment, net of accumulated depreciation and amortization of $322,894 and $308,127, respectively	77,486	70,910
Goodwill	127,226	62,645
Intangible assets, net of accumulated amortization of $30,970 and $22,982, respectively	107,006	20,707
Deferred income taxes	40,434	52,347
Other assets	65,258	29,086

	$2,918,467	$2,219,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,288,764	$1,070,259
Accounts payable—inventory financing facility	203,901	154,930
Accrued expenses and other current liabilities	174,381	151,895
Current portion of long-term debt	14,644	480
Deferred revenue	115,764	61,098

Total current liabilities	1,797,454	1,438,662
Long-term debt	286,219	40,251
Deferred income taxes	702	900
Other liabilities	48,090	26,044

	2,132,465	1,505,857

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,779 shares at June 30, 2017 and 35,484 shares at December 31, 2016 issued and outstanding	358	355
Additional paid-in capital	311,848	309,650
Retained earnings	513,640	459,537
Accumulated other comprehensive loss – foreign currency translation adjustments	(39,844)	(56,099)

Total stockholders’ equity	786,002	713,443

	$2,918,467	$2,219,300

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,684,032	$1,456,234	$3,161,575	$2,625,216
Costs of goods sold	1,432,653	1,247,017	2,701,969	2,254,891

Gross profit	251,379	209,217	459,606	370,325
Operating expenses:
Selling and administrative expenses	180,752	150,186	358,384	296,305
Severance and restructuring expenses	1,022	909	5,717	2,265
Acquisition-related expenses	276	—	3,223	—

Earnings from operations	69,329	58,122	92,282	71,755
Non-operating (income) expense:
Interest income	(205)	(216)	(636)	(466)
Interest expense	4,326	1,992	8,259	3,840
Net foreign currency exchange loss (gain)	251	(153)	631	463
Other expense, net	326	359	641	627

Earnings before income taxes	64,631	56,140	83,387	67,291
Income tax expense	24,376	21,073	29,284	25,336

Net earnings	$40,255	$35,067	$54,103	$41,955

Net earnings per share:
Basic	$1.13	$0.96	$1.52	$1.14

Diluted	$1.11	$0.96	$1.50	$1.13

Shares used in per share calculations:
Basic	35,765	36,380	35,684	36,728

Diluted	36,169	36,612	36,177	36,999

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings	$40,255	$35,067	$54,103	$41,955
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,975	(9,257)	16,255	(1,838)

Total comprehensive income	$49,230	$25,810	$70,358	$40,117

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$54,103	$41,955
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	12,729	13,963
Amortization of intangible assets	8,433	6,499
Provision for losses on accounts receivable	2,225	1,255
Write-downs of inventories	1,077	1,164
Non-cash stock-based compensation	6,749	5,283
Deferred income taxes	(25)	1,662
Gain on sale of real estate	—	(338)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(230,762)	(178,019)
Increase in inventories	(54,276)	(28,604)
Increase in other assets	(64,875)	(12,563)
Increase in accounts payable	163,451	131,886
Increase in deferred revenue	4,944	1,208
(Decrease) increase in accrued expenses and other liabilities	(3,039)	10,027

Net cash used in operating activities	(99,266)	(4,622)

Cash flows from investing activities:
Purchases of property and equipment	(10,274)	(4,974)
Proceeds from sale of real estate, net	—	1,378
Acquisition of Ignia and BlueMetal, net of cash acquired	(35)	507
Acquisition of Datalink, net of cash and cash equivalents acquired	(180,859)	—

Net cash used in investing activities	(191,168)	(3,089)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	386,609	261,920
Repayments on senior revolving credit facility	(386,609)	(261,920)
Borrowings on accounts receivable securitization financing facility	1,802,889	962,000
Repayments on accounts receivable securitization financing facility	(1,718,389)	(966,000)
Borrowings under Term Loan A	175,000	—
Repayments under Term Loan A	(4,375)	—
Repayments under other financing agreements	(3,957)	(632)
Payments on capital lease obligations	(255)	(100)
Net borrowings under inventory financing facility	25,470	49,356
Payment of debt issuance costs	(1,123)	(2,819)
Payment of payroll taxes on stock-based compensation through shares withheld	(4,548)	(2,126)
Repurchases of common stock	—	(48,467)

Net cash provided by (used in) financing activities	270,712	(8,788)

Foreign currency exchange effect on cash and cash equivalent balances	11,623	3,666

Decrease in cash and cash equivalents	(8,099)	(12,833)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$194,783	$175,145

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2017, our results of operations for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. This new standard increases volatility in the statement of operations by requiring all excess tax benefits and deficiencies to be recognized as income tax benefit or expense in the statement of operations and treated as discrete items in the period in which they occur. We adopted the new standard as of January 1, 2017, and prospectively applied the provisions in this guidance requiring recognition of excess tax benefits and deficits in the statement of operations, which resulted in an income tax benefit of $193,000 and $2,189,000 for the three and six months ended June 30, 2017, respectively. The corresponding increase in net earnings equated to $0.01 and $0.06 per diluted share, during the three and six months ended June 30, 2017, respectively. Also, as a result of the adoption of the new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. The provisions in this guidance requiring the use of a modified retrospective transition method would have required us to record a cumulative-effect adjustment in retained earnings as of January 1, 2017. We elected not to adjust retained earnings and to record such cumulative-effect adjustment as stock-based compensation in the first quarter of 2017 on the basis of immateriality. Lastly, we applied the provisions of this guidance relating to classification on the statement of cash flows retrospectively. As a result, excess tax benefits from employee gains on stock-based compensation of $286,000 were reclassified from cash flows from financing activities to cash flows from operating activities for the six months ended June 30, 2016 to conform to the current period presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net earnings	$40,255	$35,067	$54,103	$41,955

Denominator:
Weighted average shares used to compute basic EPS	35,765	36,380	35,684	36,728
Dilutive potential common shares due to dilutive RSUs, net of tax effect	404	232	493	271

Weighted average shares used to compute diluted EPS	36,169	36,612	36,177	36,999

Net earnings per share:
Basic	$1.13	$0.96	$1.52	$1.14

Diluted	$1.11	$0.96	$1.50	$1.13

For the three and six months ended June 30, 2017, 12,000 and 54,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. There were 2,000 and 70,000 anti-dilutive RSUs for the three and six months ended June 30, 2016, respectively.

3. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior revolving credit facility	$—	$—
Term Loan A (less unamortized debt issuance costs of $1,033)	169,592	—
Accounts receivable securitization financing facility	124,000	39,500
Capital leases and other financing obligations	7,271	1,231

Total	300,863	40,731
Less: current portion of long-term debt	(14,644)	(480)

Long-term debt	$286,219	$40,251

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021. On January 6, 2017, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). Pricing and all other general terms and conditions of the TLA are governed by the existing revolving facility. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. The revolving facility and

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

TLA are guaranteed by the Company’s material domestic subsidiaries and are secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility and the TLA are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving facility and TLA bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at June 30, 2017 was 2.94% per annum for the revolving facility and 2.84% per annum for the TLA. In addition, we pay a quarterly commitment fee on the unused portion of the revolving facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. As of June 30, 2017, we had no amounts outstanding under our revolving facility and approximately $170,625,000 outstanding under the TLA.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2019. Interest is payable monthly, and the floating interest rate applicable at June 30, 2017 was 2.09% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2017, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $124,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased to 3.50 times our trailing twelve-month adjusted earnings in conjunction with the acquisition of Datalink effective January 6, 2017. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of June 30, 2017, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $770,625,000, of which $124,000,000 was outstanding under our ABS facility and $170,625,000 was outstanding under our TLA at June 30, 2017.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $325,000,000, of which $203,901,000 was outstanding at June 30, 2017, and matures on June 23, 2021. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. Amounts outstanding under this facility are classified separately as accounts payable—inventory financing facility in the accompanying consolidated balance sheets. Interest does not accrue on advances paid within vendor terms. The inventory financing facility is guaranteed by the Company and each of its material domestic subsidiaries, and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Capital Lease and Other Financing Obligations

In March 2016 and May 2017, we entered into new capitalized leases with 36-month terms for certain IT equipment. The capital leases were non-cash transactions and, accordingly, have been excluded from our consolidated statement of cash flows for the six months ended June 30, 2017 and 2016.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. These financing obligations totaled $4,169,000 as of June 30, 2017.

Our obligations under the capitalized leases and these other financing obligations are included in long-term debt in our consolidated balance sheet as of June 30, 2017. The current and long-term portions of the obligations are included in the table above.

4. Severance and Restructuring Activities

During the three and six months ended June 30, 2017, we recorded severance expense in each of our operating segments. The North America charges primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges primarily related to a headcount reduction in Germany and France as part of our cost reduction and restructuring initiatives in that country.

The following table details the activity related to these resource actions for the six months ended June 30, 2017 and the outstanding obligations as of June 30, 2017 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2016	$947	$1,217	$—	$2,164
Severance costs, net of adjustments	1,647	4,009	61	5,717
Cash payments	(1,363)	(1,365)	(61)	(2,789)
Foreign currency translation adjustments	—	275	—	275

Balances at June 30, 2017	$1,231	$4,136	$—	$5,367

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America	$2,589	$1,791	$5,127	$3,888
EMEA	691	586	1,436	1,177
APAC	57	107	186	218

Total Consolidated	$3,337	$2,484	$6,749	$5,283

As of June 30, 2017, total compensation cost related to nonvested RSUs not yet recognized is $23,795,000, which is expected to be recognized over the next 1.37 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2017:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2017	1,067,557	$25.37
Granted(a)	325,558	44.35
Vested, including shares withheld to cover taxes	(397,567)	24.64	$17,614,505	(b)

Forfeited	(43,213)	29.45

Nonvested at June 30, 2017(a)	952,335	32.01	$38,083,877	(c)

(a)	Includes 79,118 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2017 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2017.

(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $39.99 as of June 30, 2017, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Income Taxes

Our effective tax rate for the three and six months ended June 30, 2017 was 37.7% and 35.1%, respectively. For the three months ended June 30, 2017, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. For the six months ended June 30, 2017, our effective tax rate approximated the United States federal statutory rate of 35.0% due primarily to increases in the rate caused by state income taxes, net of federal benefit, offset by decreases in the rate caused by the recognition of $2,189,000 of tax benefits on the settlement of employee share-based awards during the first half of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017. See Note 1 for additional information relating to this new accounting standard. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

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

As of June 30, 2017 and December 31, 2016, we had approximately $3,943,000 and $2,246,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $267,000 and $195,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

7. Share Repurchase Programs

We did not repurchase shares of our common stock during the six months ended June 30, 2017 and no share repurchase programs are currently authorized by the Board of Directors. During the comparative six months ended June 30, 2016, under previously authorized share repurchase programs, we purchased 1,830,739 shares of our common stock on the open market at a total cost of approximately $48,467,000 (an average price of $26.47 per share). All shares repurchased were retired.

8. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2017, we had approximately $2,704,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2017. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2017. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	$803,498	$632,643	$123,992	$111,336	$6,920	$5,427
Software	374,229	331,389	209,346	238,104	44,260	50,722
Services	103,585	72,222	12,722	12,268	5,480	2,123

	$1,281,312	$1,036,254	$346,060	$361,708	$56,660	$58,272

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	$1,514,431	$1,150,664	$262,869	$231,383	$11,002	$9,090
Software	670,124	574,757	389,540	412,152	71,277	84,253
Services	207,709	137,721	24,006	21,533	10,617	3,663

	$2,392,264	$1,863,142	$676,415	$665,068	$92,896	$97,006

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2017 or 2016.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales	$1,281,312	$346,060	$56,660	$1,684,032
Costs of goods sold	1,098,526	290,327	43,800	1,432,653

Gross profit	182,786	55,733	12,860	251,379
Operating expenses:
Selling and administrative expenses	131,560	41,772	7,420	180,752
Severance and restructuring expenses	543	479	—	1,022
Acquisition-related expenses	276	—	—	276

Earnings from operations	$50,407	$13,482	$5,440	$69,329

	Three Months Ended June 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,036,254	$361,708	$58,272	$1,456,234
Costs of goods sold	892,886	306,632	47,499	1,247,017

Gross profit	143,368	55,076	10,773	209,217
Operating expenses:
Selling and administrative expenses	101,261	43,091	5,834	150,186
Severance and restructuring expenses	591	318	—	909

Earnings from operations	$41,516	$11,667	$4,939	$58,122

	Six Months Ended June 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales	$2,392,264	$676,415	$92,896	$3,161,575
Costs of goods sold	2,051,177	578,136	72,656	2,701,969

Gross profit	341,087	98,279	20,240	459,606
Operating expenses:
Selling and administrative expenses	262,570	81,915	13,899	358,384
Severance and restructuring expenses	1,647	4,009	61	5,717
Acquisition-related expenses	3,223	—	—	3,223

Earnings from operations	$73,647	$12,355	$6,280	$92,282

	Six Months Ended June 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,863,142	$665,068	$97,006	$2,625,216
Costs of goods sold	1,608,031	566,566	80,294	2,254,891

Gross profit	255,111	98,502	16,712	370,325
Operating expenses:
Selling and administrative expenses	201,302	83,770	11,233	296,305
Severance and restructuring expenses	1,808	342	115	2,265

Earnings from operations	$52,001	$14,390	$5,364	$71,755

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2017	December 31, 2016
North America	$2,588,933	$2,204,351
EMEA	673,865	562,293
APAC	210,227	119,778
Corporate assets and intercompany eliminations, net	(554,558)	(667,122)

Total assets	$2,918,467	$2,219,300

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization of property and equipment:
North America	$4,551	$5,663	$10,104	$11,280
EMEA	1,225	1,243	2,375	2,453
APAC	123	115	250	230

	5,899	7,021	12,729	13,963

Amortization of intangible assets:
North America	4,012	2,450	8,024	4,895
EMEA	—	707	12	1,399
APAC	198	104	397	205

	4,210	3,261	8,433	6,499

Total	$10,109	$10,282	$21,162	$20,462

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

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price		$257,456
Fair value of net assets acquired:
Current assets	$238,577
Identifiable intangible assets – see description below	94,500
Property and equipment	5,843
Other assets	17,888
Current liabilities	(129,071)
Long-term liabilities, including deferred taxes	(34,421)

Total fair value of net assets acquired		193,316

Excess purchase price over fair value of net assets acquired (“goodwill”)		$64,140

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Amortization expense recognized for the period from the acquisition date through June 30, 2017 was $5,760,000.

Goodwill of $64,140,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Datalink. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the Datalink technical employees to our team and the opportunity to grow our data center solutions business are the primary factors making up the goodwill recognized as part of the transaction. None of the goodwill is tax deductible.

The purchase price allocation is preliminary and was allocated using information currently available. During the three months ended June 30, 2017, upon analysis of additional information affecting our estimate of the fair value of net assets acquired, we adjusted the purchase price allocation and reduced the goodwill balance by $945,000. The information in the table above reflects the adjusted purchase price allocation. Further information regarding items such as deferred tax amounts and liabilities assumed could lead to an additional adjustment of the purchase price allocation. Other than the goodwill recorded in conjunction with the acquisition of Datalink, the only other change in consolidated goodwill as of June 30, 2017 compared to the balance as of December 31, 2016 resulted from foreign currency translation adjustments associated with the goodwill balance in our APAC operating segment.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We have consolidated the results of operations for Datalink since its acquisition on January 6, 2017. Consolidated net sales and gross profit for the three and six months ended June 30, 2017 include $123,603,000 and $28,902,000, and $252,723,000 and $59,250,000, respectively, from Datalink. The following table reports pro forma information as if the acquisition of Datalink had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Net sales	As reported	$1,684,032	$1,456,234	$3,161,575	$2,625,216
	Proforma	$1,684,032	$1,625,519	$3,165,484	$2,928,703

Net earnings	As reported	$40,255	$35,067	$54,103	$41,955
	Proforma	$40,255	$37,800	$52,049	$42,564

Diluted earnings per share	As reported	$1.11	$0.96	$1.50	$1.13
	Proforma	$1.11	$1.03	$1.44	$1.15

11. Subsequent Event

On July 19, 2017, we concluded the sale of our operations in Russia, formerly a part of our EMEA operating segment, to one of our global partners that is focused in this region. As a result of the disposal, we expect to record a non-cash charge of approximately $3 million in the third quarter of 2017 upon the release of our cumulative translation adjustment account balance as of the sale date. This non-cash charge will be included in earnings from operations as part of the net loss on the sale of the foreign entity.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates.” Additionally, any references to our “core” business exclude Datalink’s results subsequent to the acquisition.

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

Consolidated net sales of $1.68 billion in the three months ended June 30, 2017 increased 16% compared to the three months ended June 30, 2016, reflecting both organic growth of 7% and the addition of Datalink to our business beginning January 6, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 17% in the second quarter of 2017 compared to the second quarter of 2016.

Consolidated gross profit of $251.4 million in the three months ended June 30, 2017 increased 20% compared to the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 22% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Gross margin improved approximately 50 basis points year over year to 14.9%, reflecting the positive contribution of Datalink’s results subsequent to the acquisition, partially offset by lower gross margin generated from our core business. The lower gross margin in our core business was driven by a lower mix of fees from software enterprise agreements and lower services sales during the three months ended June 30, 2017, exclusive of the contribution from Datalink.

Consolidated selling and administrative expenses for the second quarter increased $30.6 million, or 20% year over year (up 23% excluding the effects of fluctuating foreign currency exchange rates). The year over year increase reflects slight organic growth of 2% and the addition of Datalink to our business as well as higher variable compensation resulting from the strong net sales and gross profit performance noted above. Our consolidated results of operations for the second quarter of 2017 also include severance expense, net of adjustments, totaling $1.0 million ($818,000 net of tax) compared to $909,000 ($648,000 net of tax) recorded during the second quarter of 2016, as well as $276,000 ($170,000 net of tax) in transaction expenses related to the Datalink acquisition.

Solid organic growth in sales and gross profit with effective cost control in our core business, combined with a positive contribution from the Datalink business, led to a 19% year over year improvement in consolidated earnings from operations from $58.1 million in the second quarter of 2016 to $69.3 million in the second quarter of 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 20% year over year. Datalink’s positive contribution to earnings from operations was in line with our expectations in the first half of 2017, and Datalink is on track to meet its profitability objectives for the year. On a consolidated basis, we reported net earnings of $40.3 million and diluted earnings per share of $1.11 for the second quarter of 2017. This compares to net earnings of $35.1 million and diluted earnings per share of $0.96 for the second quarter of 2016.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.1	85.6	85.5	85.9

Gross profit	14.9	14.4	14.5	14.1
Selling and administrative expenses	10.7	10.3	11.3	11.3
Severance and restructuring and acquisition-related expenses	0.1	0.1	0.3	0.1

Earnings from operations	4.1	4.0	2.9	2.7
Non-operating expense, net	0.3	0.1	0.3	0.1

Earnings before income taxes	3.8	3.9	2.6	2.6
Income tax expense	1.4	1.5	0.9	1.0

Net earnings	2.4%	2.4%	1.7%	1.6%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

Net Sales. Net sales for the three months ended June 30, 2017 increased 16% compared to the three months ended June 30, 2016 to $1.68 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 17% in the second quarter of 2017 compared to the second quarter of 2016. Net sales for the six months ended June 30, 2017 increased 20% compared to the six months ended June 30, 2016 to $3.16 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 23% in the first six months of 2017 compared to the first six months of 2016. Our net sales by operating segment were as follows for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
North America	$1,281,312	$1,036,254	24%	$2,392,264	$1,863,142	28%
EMEA	346,060	361,708	(4%)	676,415	665,068	2%
APAC	56,660	58,272	(3%)	92,896	97,006	(4%)

Consolidated	$1,684,032	$1,456,234	16%	$3,161,575	$2,625,216	20%

Net sales in North America increased 24%, or $245.1 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net sales of hardware, software and services increased 27%, 13% and 43%, respectively, year over year. The growth in hardware net sales reflects higher volume of sales to large enterprise clients, including the acquisition of Datalink effective January 6, 2017, which accounted for over 40% of the year over year growth. The increase in software net sales was also affected by the acquisition of Datalink,

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

which accounted for approximately one quarter of the year over year increase, as well as increased sales to large enterprise and public sector clients during the second quarter of 2017 compared to the second quarter of 2016. Services sales improved with additional professional services engagements, driven by the acquisition of Datalink, which accounted for all of the year over year services revenue growth in North America, offset by declines in technical services engagements with large enterprise clients in our core business during the second quarter of 2017 compared to the second quarter of 2016.

Net sales in North America increased 28%, or $529.1 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Net sales of hardware, software and services increased 32%, 17% and 51%, respectively, year over year. The growth in hardware net sales reflects higher volume of sales to large enterprise clients, including the acquisition of Datalink, which accounted for approximately a quarter of the year over year growth. The increase in software net sales was also affected by the acquisition of Datalink, which accounted for over half of the year over year increase, as well as increased sales to large enterprise and public sector clients during the first six months of 2017 compared to the first six months of 2016. Services sales improved with additional professional services engagements, driven by the acquisition of Datalink, which accounted for all of the year over year services revenue growth in North America.

Net sales in EMEA decreased 4%, or $15.6 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 1% compared to the second quarter of last year. Net sales of hardware and services increased 11% and 4%, respectively, while net sales of software decreased 12% compared to the second quarter of 2016. Excluding the effects of fluctuating foreign currency exchange rates, hardware and services net sales increased 23% and 11%, respectively, while software net sales decreased 9% compared to the second quarter of last year. The increase in hardware net sales was due primarily to higher volume sales of client devices, storage and networking solutions to public sector clients. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region. The decrease in software net sales was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction.

Net sales in EMEA increased 2%, or $11.3 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 9% compared to the first six months of last year. Net sales of hardware and services increased 14% and 11%, respectively, while software net sales decreased 5% compared to the first six months of 2016. Excluding the effects of fluctuating foreign currency exchange rates, hardware and services net sales increased 27% and 21%, respectively, while software net sales decreased less than 1% compared to the first six months of last year. The increase in hardware net sales was due primarily to higher volume sales of client devices, storage and networking solutions to public sector clients. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region. The decrease in software net sales was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis.

Net sales in APAC decreased 3%, or $1.6 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 3% compared to the second quarter of last year. The decrease was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis. This decline was partially offset by 28% growth in hardware and 158% growth in services sales resulting from Ignia, a services company acquired in the third quarter of last year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in APAC decreased 4%, or $4.1 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 5% compared to the first six months of last year. The decrease was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis. This decline was partially offset by 21% growth in hardware and 190% growth in services sales resulting from Ignia.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2017 and 2016:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	63%	61%	36%	31%	12%	9%
Software	29%	32%	60%	66%	78%	87%
Services	8%	7%	4%	3%	10%	4%

	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	63%	62%	39%	35%	12%	9%
Software	28%	31%	58%	62%	77%	87%
Services	9%	7%	3%	3%	11%	4%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended June 30, 2017 increased 20% to $251.4 million compared to the three months ended June 30, 2016, with gross margin increasing approximately 50 basis points to 14.9% for the three months ended June 30, 2017 compared to 14.4% for the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 22% year over year in the second quarter of 2017 compared to the second quarter of 2016. Gross profit for the six months ended June 30, 2017 increased 24% to $459.6 million compared to the six months ended June 30, 2016, with gross margin increasing approximately 40 basis points to 14.5% for the six months ended June 30, 2017 compared to 14.1% for the six months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 27% year over year in the first six months of 2017 compared to the first six months of 2016. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
North America	$182,786	14.3%	$143,368	13.8%	$341,087	14.3%	$255,111	13.7%
EMEA	55,733	16.1%	55,076	15.2%	98,279	14.5%	98,502	14.8%
APAC	12,860	22.7%	10,773	18.5%	20,240	21.8%	16,712	17.2%

Consolidated	$251,379	14.9%	$209,217	14.4%	$459,606	14.5%	$370,325	14.1%

North America’s gross profit for the three months ended June 30, 2017 increased 27% compared to the three months ended June 30, 2016. As a percentage of net sales, gross margin increased approximately 50 basis points to 14.3% for the second quarter of 2017 from 13.8% in the second quarter of 2016. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 71 basis points and an increase in higher margin services sales, which generated a 23 basis point improvement in gross margin year over year. The net increase in product margin was due primarily to improvements in hardware product margin and to higher partner funding resulting from the mix of products sold during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016. The product mix included increased sales of higher margin data center products as a result of the acquisition of Datalink. Also affecting the year over year comparison of gross margin was a $2.2 million insurance settlement that we had previously recognized as a reduction of cost of sales during the second quarter of 2016. The beneficial effect on gross margin of the insurance settlement in the prior year period diluted the product margin expansion generated by the North America operating segment by approximately 20 basis points during the second quarter of 2017 compared to the second quarter of 2016. The improvement in services margin included an increase of 12 basis points generated by sales of professional and consulting services, primarily driven by the addition of Datalink, and an increase in margin generated by sales of warranty services of 11 basis points year over year. These increases in margin were partially offset by a decrease in margin from lower fees from enterprise software agreements of 45 basis points during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

North America’s gross profit for the six months ended June 30, 2017 increased 34% compared to the six months ended June 30, 2016. As a percentage of net sales, gross margin increased approximately 60 basis points to 14.3% for the first six months of 2017 from 13.7% in the first six months of 2016. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 54 basis points and an increase in higher margin services sales, which generated a 42 basis point improvement in gross margin year over year. The net increase in product margin was due primarily to improvements in hardware product margin and to higher partner funding resulting

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

from the mix of products sold during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The product mix included increased sales of higher margin data center products as a result of the acquisition of Datalink. The $2.2 million insurance settlement noted above that we had previously recognized as a reduction of cost of sales during the first half of 2016 diluted the product margin expansion generated by the North America operating segment by approximately 10 basis points during the first half of 2017 compared to the first half of 2016. The improvement in services margin included an increase of 30 basis points generated by sales of professional and consulting services, primarily driven by the addition of Datalink, and an increase in margin generated by sales of warranty services of 13 basis points year over year. These increases in margin were partially offset by a decrease in margin from lower fees from enterprise software agreements of 37 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

EMEA’s gross profit increased 1% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 8% compared to the second quarter of last year. As a percentage of net sales, gross margin increased approximately 90 basis points to 16.1% for the second quarter of 2017 from 15.2% in the second quarter of 2016. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 40 basis points, a 26 basis point increase in margin resulting from higher fees from enterprise software agreements and an increase in higher margin services net sales, which contributed 20 basis points of the margin expansion during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The improvement in product margin primarily resulted from the relative effect of higher partner funding earned compared to the overall top-line performance year over year.

EMEA’s gross profit was relatively flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 8% compared to the first six months of last year. Gross margin decreased approximately 30 basis points to 14.5% for the first six months of 2017 from 14.8% in the first six months of 2016. The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 68 basis points during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decline in product margin primarily resulted from lower margins on large enterprise and public sector deals transacted during the first six months of 2017. The decline in gross margin resulting from the net decrease in product margin was partially offset by a 34 basis point increase in gross margin due to higher volume of higher margin services net sales during the first six months of 2017 compared to the first six months of 2016.

APAC’s gross profit increased 19% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, with gross margin increasing to 22.7% for the three months ended June 30, 2017 compared to 18.5% for the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 19% compared to the second quarter of last year. The improvement in gross margin in the second quarter of 2017 compared to the second quarter of 2016 was due primarily to the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and an increase in the mix of higher margin services net sales during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Additionally, as we are expanding our offerings to a developing hardware client base in the APAC region, increased hardware sales also contributed to the increase in margin year over year.

APAC’s gross profit increased 21% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, with gross margin increasing to 21.8% for the six months ended June 30, 2017 compared to 17.2% for the six months ended June 30, 2016. Excluding the effects

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

of fluctuating foreign currency exchange rates, gross profit increased 20% compared to the first six months of last year. The improvement in gross margin in the first six months of 2017 compared to the first six months of 2016 was due primarily to an increase in the mix of higher margin services net sales, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and the margin contribution from increased hardware sales during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $30.6 million, or 20%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 23% year over year in the second quarter of 2017 compared to the second quarter of 2016. Selling and administrative expenses increased $62.1 million, or 21%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 24% year over year in the first six months of 2017 compared to the first six months of 2016. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
North America	$131,560	10.3%	$101,261	9.8%	$262,570	11.0%	$201,302	10.8%
EMEA	41,772	12.1%	43,091	11.9%	81,915	12.1%	83,770	12.6%
APAC	7,420	13.1%	5,834	10.0%	13,899	15.0%	11,233	11.6%

Consolidated	$180,752	10.7%	$150,186	10.3%	$358,384	11.3%	$296,305	11.3%

North America’s selling and administrative expenses increased 30%, or $30.3 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and increased approximately 50 basis points year over year as a percentage of net sales to 10.3%. The increase in expenses was primarily driven by a $14.8 million increase in salaries and wages, contract labor and teammate benefit expenses resulting from the addition of Datalink to our North America business effective January 6, 2017 and a $7.0 million increase in variable compensation for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of the increase in net sales and gross profit year over year. Additionally, professional services and travel and entertainment each increased by approximately $2.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to the addition of Datalink to our business.

North America’s selling and administrative expenses increased 30%, or $61.3 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and increased approximately 20 basis points year over year as a percentage of net sales to 11.0%. The increase in expenses was primarily driven by a $25.0 million increase in salaries and wages, contract labor and teammate benefit expenses resulting from the addition of Datalink to our North America business effective January 6, 2017 and a $17.6 million increase in variable compensation for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 as a result of the increase in net sales and gross profit year over year. Additionally, professional services, travel and entertainment and marketing expenses increased by $6.5 million, $3.7 million and $2.6 million, respectively, for the six months ended June 30, 2017 compared to the six months

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

ended June 30, 2016, due primarily to the addition of Datalink to our business. Depreciation and amortization expense also increased approximately $2.3 million year over year, as amortization expense of $5.8 million, associated with the intangible assets acquired from Datalink, was offset partially by the year over year effect of intangible assets acquired in previous acquisitions being fully amortized in the third quarter of the prior year.

EMEA’s selling and administrative expenses decreased 3%, or $1.3 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 but increased approximately 20 basis points year over year as a percentage of net sales to 12.1%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 4% compared to the second quarter of last year. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses due to increased headcount and prior year annual merit increases. This year over year increase in selling and administrative expenses was offset partially by a decline in amortization expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year.

EMEA’s selling and administrative expenses decreased 2%, or $1.9 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and decreased approximately 50 basis points year to year as a percentage of net sales to 12.1%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 6% compared to the first six months of last year. The increase in expenses (excluding the effects of fluctuating foreign currency exchange rates) was primarily driven by increased salaries and wages and teammate benefits expenses due to increased headcount and prior year annual merit increases. This year over year increase in selling and administrative expenses was offset partially by a decline in amortization expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year. The decrease in selling and administrative expenses as a percentage of net sales year to year was the result of our ability to manage selling and administrative costs while growing our top-line revenue during the first six months of 2017 compared to the first six months of 2016.

APAC’s selling and administrative expenses increased 27%, or $1.6 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and increased approximately 310 basis points year over year as a percentage of net sales to 13.1%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 27% compared to the second quarter of last year. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia, a business technology consulting and managed services provider, effective September 1, 2016. Excluding Ignia, selling and administrative expenses were relatively flat year over year.

APAC’s selling and administrative expenses increased 24%, or $2.7 million, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and increased approximately 340 basis points year over year as a percentage of net sales to 15.0%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 22% compared to the first six months of last year. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia, effective September 1, 2016. Excluding Ignia, selling and administrative expenses were relatively flat year over year.

Severance and Restructuring Expenses. During the three months ended June 30, 2017, North America and EMEA recorded severance expense, net of adjustments, of approximately $543,000, and $479,000 respectively. During the six months ended June 30, 2017, North

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.6 million, $4.0 million and $61,000, respectively. The North America charges primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges primarily related to headcount reductions in France and Germany as part of our cost reduction and restructuring initiatives in those countries. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended June 30, 2016, North America and EMEA recorded severance expense, net of adjustments, of approximately $591,000 and $318,000, respectively. For the six months ended June 30, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.8 million, $342,000 and $115,000, respectively.

Acquisition-related Expenses. During the three and six months ended June 30, 2017, we incurred $276,000 and $3.2 million, respectively, in direct third-party transaction costs related to the acquisition of Datalink, which was completed on January 6, 2017. See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the acquisition.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2017 and 2016 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during the six months ended June 30, 2017.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended June 30, 2017 increased 117%, or $2.3 million, compared to the three months ended June 30, 2016. Interest expense for the six months ended June 30, 2017 increased 115%, or $4.4 million, compared to the six months ended June 30, 2016. These increases were due primarily to higher average daily balances on our debt facilities in the first half of 2017 as a result of our increased borrowings to fund our acquisition of Datalink. Imputed interest under our inventory financing facility was $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively, compared to $832,000 and $1.4 million for the three and six months ended June 30, 2016, respectively. The increases were a result of an increase in usage, the addition of Datalink to the facility and an increase in our average incremental borrowing rate used to compute the imputed interest amounts during the 2017 periods. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate of 37.7% for the three months ended June 30, 2017 was slightly higher than our effective tax rate of 37.5% for the three months ended June

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

30, 2016. Our effective tax rate of 35.1% for the six months ended June 30, 2017 was lower than our effective tax rate of 37.7% for the six months ended June 30, 2016. The decrease in our effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due primarily to the recognition of $2.2 million of tax benefits on the settlement of employee share-based awards during the first half of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017. See further discussion in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(99,266)	$(4,622)
Net cash used in investing activities	(191,168)	(3,089)
Net cash provided by (used in) financing activities	270,712	(8,788)
Foreign currency exchange effect on cash and cash equivalent balances	11,623	3,666

Decrease in cash and cash equivalents	(8,099)	(12,833)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$194,783	$175,145

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2017 were to acquire Datalink for $180.9 million, net of cash and cash equivalents acquired, to fund working capital requirements and for capital expenditures. Operating activities used $99.3 million in cash during the six months ended June 30, 2017, compared to $4.6 million of cash used in operating activities during the six months ended June 30, 2016. Both the 2017 and 2016 results are affected by individually significant transactions at the beginning of each period, whereby a single significant payment to a supplier was due and paid in January, but the related receivable was collected from a client in the fourth quarter of the previous year, as discussed in more detail below. Additionally, the increase in accounts payable reflected as cash provided by operating activities during the six months ended June 30, 2017 is affected by the increased use of our inventory financing facility in 2017 to facilitate the purchase of inventory from various suppliers. Increases in accounts payable under this facility are reflected as cash provided by financing activities, as discussed below. Had these purchases been made without using the inventory financing facility during 2017, the net borrowings under our inventory financing facility of $25.5 million that are reflected as cash flows from financing activities would have been reflected as an increase in accounts payable, which would have resulted in an increase in cash provided by operating activities. During the six months ended June 30, 2017, we had combined net borrowings under our revolving facility and ABS facility that increased our outstanding long-term debt by $255.1 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental Term Loan A (“TLA”) to fund, in part, the acquisition of Datalink. Capital expenditures were $10.3 million in the six months ended June 30, 2017, over twice the total capital expenditures made in the prior year period, reflecting planned investments in IT infrastructure upgrades, our global web site and our digital marketing platforms. Cash and cash equivalent balances in the six months ended June 30, 2017 and 2016 were positively affected by $11.6 million and $3.7 million, respectively, as a result of foreign currency exchange rates.

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

Net cash used in operating activities. Cash flows from operations for the six months ended June 30, 2017 and 2016 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, we anticipated the increases in accounts receivable and accounts payable due to the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. However, the 2017 results are also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously. In the first quarter of 2016, we had a similar experience with a payment to a supplier of approximately $60 million that was due and paid in the first quarter of 2016, but the related receivable was collected from the client in the fourth quarter of 2015. Excluding the effects of these two individually significant timing differences, cash flow from operations would have been positive for both the first six months of 2017 and 2016. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at June 30 to support specific client engagements, the majority of which is expected to ship in the third quarter of 2017. The increase in other assets for the six months ended June 30, 2017 is primarily a result of our deferral of direct incremental costs for certain payments made or payable to partners at June 30, 2017, relating to future revenue-generating transactions.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2017	2016
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	98	92
Days inventory outstanding (“DIOs”) (b)	12	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(95)	(87)

Cash conversion cycle (days) (d)	15	15

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 15 days in the second quarter of 2017, consistent with the second quarter of 2016.

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

Net cash used in investing activities. Capital expenditures were $10.3 million and $5.0 million for the six months ended June 30, 2017 and 2016, respectively. We expect capital expenditures for the full year 2017 to be between $15.0 million and $20.0 million, primarily for technology and facility related upgrade projects. During the six months ended June 30, 2017, we acquired Datalink in North America for approximately $180.9 million, net of cash and cash equivalents acquired.

Net cash provided by financing activities. During the six months ended June 30, 2017, we had net combined borrowings under our revolving facility and our ABS facility that increased our outstanding long-term debt balance by $255.1 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink. We also had net borrowings under our inventory financing facility of $25.5 million during the six months ended June 30, 2017. Comparatively, during the six months ended June 30, 2016, we had net combined repayments on our long-term debt under our revolving facility and our ABS facility that decreased our outstanding debt balance by $4.0 million and had net borrowings under our inventory financing facility of $49.4 million.

Financing Facilities

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At June 30, 2017, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At June 30, 2017, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed specified caps (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 3.50 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of June 30, 2017, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $770.6 million, of which $124.0 million was outstanding under our ABS facility and $170.6 million was outstanding under our TLA at June 30, 2017. Our debt balance as of June 30, 2017 was $300.9 million, including our capital lease obligations for certain IT equipment and other financing obligations. As of June 30, 2017, the current portion of our long-term debt includes $10.9 million in amortization payments due through June 30, 2018 under our TLA. The remaining $3.7 million of current debt relates to our capital leases and our other financing obligations acquired from Datalink.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of June 30, 2017, we had approximately $173.0 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of June 30, 2017, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Contractual Obligations

At June 30, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt (a)	$294,625	$10,938	$159,000	$124,687	$—
Capital lease obligations and other financing agreements, including interest payments	7,278	4,416	2,823	39	—
Inventory financing facility (b)	203,901	203,901	—	—	—
Operating lease obligations (c)	65,625	17,757	25,934	12,642	9,292
Severance and restructuring obligations (d)	5,367	5,367	—	—	—
Other contractual obligations (e)	27,987	8,902	11,879	5,078	2,128

Total	$604,783	$251,281	$199,636	$142,446	$11,420

(a)	Reflects the $124.0 million outstanding at June 30, 2017 under our ABS facility as due in June 2019, the date at which the facility matures, and $170.6 million outstanding at June 30, 2017 under our TLA. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(b)	As of June 30, 2017, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	Amounts in the table above exclude non-cancellable rental income of approximately $1.6 million due in less than one year and a total of approximately $2.4 million due in years one through three.
(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.

(e)	The table above includes:
I.	Estimated interest payments of $2.6 million during the 12 months ending June 30, 2018 and 2019, based on the current debt balance at June 30, 2017 of $124.0 million under our ABS facility, multiplied by the weighted average interest rate for the quarter ended June 30, 2017 of 2.09% per annum.
II.	Estimated interest payments of $4.5 million during the 12 months ending June 30, 2018, $4.1 million during the 12 months ending June 30, 2019, $3.5 million during the 12 months ending June 30, 2020 and $3.0 million in the first three months of 2021, based on the projected debt balance under our TLA, multiplied by the weighted average interest rate for the quarter ended June 30, 2017 of 2.84% per annum.
III.	Amounts totaling $261,000 through 2018 for other contractual obligations.
IV.	We estimate that we will owe $7.3 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event as of June 30, 2017.

The table above excludes $3.9 million of unrecognized tax benefits, including $267,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2017.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility, our TLA and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended June 30, 2017.

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

Date: August 2, 2017	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)