Form 10-Q
period 2017-09-30
INSIGHT ENTERPRISES INC
filed 2017-11-08
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2017 was 35,792,243.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2017

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs, the payment of accrued expenses and liabilities, the timing of the inventory shipments; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our intention not to repatriate certain foreign undistributed earnings where management considers those earnings to be reinvested indefinitely and plans relating thereto; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; our expectations about Datalink profitability objectives and the future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on our partners for product availability, competitive products to sell and related marketing funds and purchasing incentives, the amounts and terms of which can fluctuate significantly year over year;

•	changes in the information technology (“IT”) industry and/or rapid changes in technology;

•	risks associated with the integration and operation of acquired businesses;

•	possible significant fluctuations in our future operating results;

•	the risks associated with our international operations;

•	general economic conditions;

•	increased debt and interest expense and decreased availability of funds under our financing facilities;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;

•	our reliance on independent shipping companies;

•	our dependence on certain personnel;

•	natural disasters or other adverse occurrences;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;

•	intellectual property infringement claims and challenges to our registered trademarks and trade names; and

•	legal proceedings and audits and failure to comply with laws and regulations.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$236,411	$202,882
Accounts receivable, net of allowance for doubtful accounts of $9,628 and $9,138, respectively	1,483,234	1,436,742
Inventories	235,313	148,203
Inventories not available for sale	56,322	68,619
Other current assets	151,032	127,159

Total current assets	2,162,312	1,983,605
Property and equipment, net of accumulated depreciation and amortization of $330,192 and $308,127, respectively	77,530	70,910
Goodwill	131,552	62,645
Intangible assets, net of accumulated amortization of $35,198 and $22,982, respectively	105,140	20,707
Deferred income taxes	40,175	52,347
Other assets	62,583	29,086

	$2,579,292	$2,219,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$682,946	$1,070,259
Accounts payable—inventory financing facility	224,072	154,930
Accrued expenses and other current liabilities	151,206	151,895
Current portion of long-term debt	15,344	480
Deferred revenue	99,338	61,098

Total current liabilities	1,172,906	1,438,662
Long-term debt	534,385	40,251
Deferred income taxes	915	900
Other liabilities	44,336	26,044

	1,752,542	1,505,857

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,792 shares at September 30, 2017 and 35,484 shares at December 31, 2016 issued and outstanding	358	355
Additional paid-in capital	315,078	309,650
Retained earnings	536,052	459,537
Accumulated other comprehensive loss – foreign currency translation adjustments	(24,738)	(56,099)

Total stockholders’ equity	826,750	713,443

	$2,579,292	$2,219,300

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,757,973	$1,392,716	$4,919,548	$4,017,932
Costs of goods sold	1,531,892	1,210,908	4,233,861	3,465,799

Gross profit	226,081	181,808	685,687	552,133
Operating expenses:
Selling and administrative expenses	180,390	143,872	538,774	440,177
Severance and restructuring expenses	494	788	6,211	3,053
Loss on sale of foreign entity	3,646	—	3,646	—
Acquisition-related expenses	106	741	3,329	741

Earnings from operations	41,445	36,407	133,727	108,162
Non-operating (income) expense:
Interest income	(227)	(318)	(863)	(784)
Interest expense	5,555	2,517	13,814	6,357
Net foreign currency exchange loss	341	579	972	1,042
Other expense, net	339	352	980	979

Earnings before income taxes	35,437	33,277	118,824	100,568
Income tax expense	13,025	11,642	42,309	36,978

Net earnings	$22,412	$21,635	$76,515	$63,590

Net earnings per share:
Basic	$0.63	$0.61	$2.14	$1.75

Diluted	$0.62	$0.60	$2.11	$1.74

Shares used in per share calculations:
Basic	35,787	35,474	35,718	36,310

Diluted	36,203	35,790	36,186	36,596

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$22,412	$21,635	$76,515	$63,590
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,106	169	31,361	(1,669)

Total comprehensive income	$37,518	$21,804	$107,876	$61,921

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$76,515	$63,590
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization of property and equipment	19,430	20,785
Amortization of intangible assets	12,643	9,312
Provision for losses on accounts receivable	3,429	1,401
Write-downs of inventories	1,991	2,297
Write-off of property and equipment	378	—
Non-cash stock-based compensation	10,134	8,308
Deferred income taxes	(209)	3,424
Loss on sale of foreign entity	3,646	—
Gain on sale of real estate	—	(338)
Changes in assets and liabilities, net of acquisitions and sale of foreign entity:
Decrease in accounts receivable	108,284	133,289
Increase in inventories	(73,186)	(59,707)
Decrease (increase) in other assets	320	(22,713)
Decrease in accounts payable	(442,328)	(278,097)
Decrease in deferred revenue	(13,871)	(6,645)
(Decrease) increase in accrued expenses and other liabilities	(30,736)	244

Net cash used in operating activities	(323,560)	(124,850)

Cash flows from investing activities:
Purchases of property and equipment	(15,906)	(9,714)
Proceeds from sale of foreign entity	1,517	—
Proceeds from sale of real estate, net	—	1,378
Acquisitions, net of cash and cash equivalents acquired	(186,932)	(10,297)

Net cash used in investing activities	(201,321)	(18,633)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	923,216	534,920
Repayments on senior revolving credit facility	(707,216)	(506,420)
Borrowings on accounts receivable securitization financing facility	2,844,389	1,947,000
Repayments on accounts receivable securitization financing facility	(2,723,889)	(1,822,000)
Borrowings under Term Loan A	175,000	—
Repayments under Term Loan A	(6,562)	—
Repayments under other financing agreements	(5,176)	(1,309)
Payments on capital lease obligations	(614)	(270)
Net borrowings under inventory financing facility	45,641	29,456
Payment of debt issuance costs	(1,123)	(3,360)
Payment of payroll taxes on stock-based compensation through shares withheld	(4,703)	(2,159)
Repurchases of common stock	—	(50,000)

Net cash provided by financing activities	538,963	125,858

Foreign currency exchange effect on cash and cash equivalent balances	19,447	5,342

Increase (decrease) in cash and cash equivalents	33,529	(12,283)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$236,411	$175,695

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

We are a Fortune 500 global IT provider helping businesses of all sizes – from small and medium sized firms to worldwide enterprises, governments, schools and health care organizations – define, architect, implement and manage Intelligent Technology SolutionsTM. We empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and select countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2017, our results of operations for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations include the results of Caase Group B.V. (doing business as, and referred to herein as, “Caase.com”) from its acquisition date of September 26, 2017, Datalink Corporation (“Datalink”) from its acquisition date of January 6, 2017 and Ignia, Pty Ltd (“Ignia”) from its acquisition date of September 1, 2016. See Note 10 for further discussion of our acquisitions of Caase.com and Datalink.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. This new standard increases volatility in the statement of operations by requiring all excess tax benefits and deficiencies to be recognized as income tax benefit or expense in the statement of operations and treated as discrete items in the period in which they occur. We adopted the new standard as of January 1, 2017, and prospectively applied the provisions in this guidance requiring recognition of excess tax benefits and deficits in the statement of operations, which resulted in an income tax benefit of $69,000 and $2,258,000 for the three and nine months ended September 30, 2017, respectively. The corresponding increase in net earnings had no effect on diluted earnings per share during the three months ended September 30, 2017 and equated to $0.06 per diluted share during the nine months ended September 30, 2017. Also, as a result of the adoption of the new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. The provisions in this guidance requiring the use of a modified retrospective transition method would have required us to record a cumulative effect adjustment in retained earnings as of January 1, 2017. We elected not to adjust retained earnings and to record such cumulative effect adjustment as stock-based compensation in the first quarter of 2017 on the basis of immateriality. Lastly, we applied the provisions of this guidance relating to classification on the statement of cash flows retrospectively. As a result, excess tax benefits from employee gains on stock-based compensation of $293,000 were reclassified from cash flows from financing activities to cash flows from operating activities for the nine months ended September 30, 2016 to conform to the current period presentation.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the measurement from lower of cost or market to lower of cost and net realizable value. We adopted the standard in the first quarter of 2017 and applied the provisions prospectively. The standard did not have a material effect on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard, as amended, will be effective for the Company beginning in the first quarter of 2018. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective transition method) or retrospectively with the cumulative effect adjustment of initially applying the new standard recognized at the date of initial application (the modified retrospective transition method).

We will adopt the standard on January 1, 2018, and expect to utilize the modified retrospective transition method. While we are still finalizing our accounting policies under the new standard and are in the process of quantifying the cumulative effect adjustment from prior periods that will be recognized in our consolidated balance sheet as of the date of adoption as an adjustment to retained earnings, to date we have concluded:

•

The accounting for inventories not available for sale related to certain product net sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end will change such that a portion of revenue under the contracts is generally expected to be recognized at an earlier point in

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

time than we are recognizing under current accounting standards. The effect of the change on our financial results will be dependent on the amount of such transactions existing at the end of a given quarter.

•	The accounting for renewals of certain software term licenses will change to delay revenue recognition until the beginning of the renewal period.

•	In sales transactions for certain security software products that are sold with accompanying third-party delivered software maintenance, we believe the updates provided by the publisher are not separately identifiable from the software. We will change to record both the software license and the accompanying software maintenance on a net basis, as the agent in the arrangement. Under current guidance, we bifurcate the sale of the software license from the sale of the maintenance contract, record the sale of the software product on a gross basis, as the principal in the arrangement, and record the sale of the software maintenance on a net basis, as an agent in the arrangement.

•	Sales commissions on contracts with performance periods that exceed one year will be recorded as an asset and amortized to expense over the related contract performance period as opposed to being expensed in the period the transaction is generated.

Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2018. A substantial amount of work has been completed, and findings and progress to date have been reported to management and the Audit Committee. Although we do not currently expect the changes resulting from the adoption of the new standard to materially affect our results of operations, our conclusions are still being finalized.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net earnings	$22,412	$21,635	$76,515	$63,590

Denominator:
Weighted average shares used to compute basic EPS	35,787	35,474	35,718	36,310
Dilutive potential common shares due to dilutive RSUs, net of tax effect	416	316	468	286

Weighted average shares used to compute diluted EPS	36,203	35,790	36,186	36,596

Net earnings per share:
Basic	$0.63	$0.61	$2.14	$1.75

Diluted	$0.62	$0.60	$2.11	$1.74

For the three and nine months ended September 30, 2017, 36,000 and 48,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. There were 5,000 and 48,000 anti-dilutive RSUs for the three and nine months ended September 30, 2016, respectively.

3. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior revolving credit facility	$216,000	$—
Term Loan A (less unamortized debt issuance costs of $936)	167,502	—
Accounts receivable securitization financing facility	160,000	39,500
Capital leases and other financing obligations	6,227	1,231

Total	549,729	40,731
Less: current portion of long-term debt	(15,344)	(480)

Long-term debt	$534,385	$40,251

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021. On January 6, 2017, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). Pricing and all other general terms and conditions of the TLA are governed by the existing revolving facility. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. The revolving facility and TLA are guaranteed by the Company’s material domestic subsidiaries and are secured by a lien on substantially all of the Company’s and each guarantor’s assets. The interest rates applicable to borrowings under the revolving facility and the TLA are based on the leverage ratio of the Company as set forth on a pricing grid in the amended agreement. Amounts outstanding under the revolving

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

facility and TLA bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at September 30, 2017 was 2.70% per annum for the revolving facility and 2.74% per annum for the TLA. In addition, we pay a quarterly commitment fee on the unused portion of the revolving facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. As of September 30, 2017, we had $216,000,000 outstanding under our revolving facility and approximately $168,438,000 outstanding under the TLA.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2019. Interest is payable monthly, and the floating interest rate applicable at September 30, 2017 was 2.14% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of September 30, 2017, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $160,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased to 3.50 times our trailing twelve-month adjusted earnings in conjunction with the acquisition of Datalink effective January 6, 2017. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of September 30, 2017, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $768,438,000, of which $216,000,000 was outstanding under our revolving facility, $168,438,000 was outstanding under our TLA and $160,000,000 was outstanding under our ABS facility at September 30, 2017.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $325,000,000, of which $224,072,000 was outstanding at September 30, 2017, and matures on June 23, 2021. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. Amounts outstanding under this facility are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets. Interest does not accrue on advances paid within vendor terms. The inventory financing facility is guaranteed by the Company and each of its material domestic subsidiaries, and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Capital Lease and Other Financing Obligations

In March 2016 and May 2017, we entered into capitalized leases with 36-month terms for certain IT equipment. Additionally, in August 2017, we entered into two 12-month capital leases for certain IT equipment. The capital leases were non-cash transactions and, accordingly, have been excluded from our consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016. Our capital lease obligations totaled $3,277,000 and $1,231,000 as of September 30, 2017 and December 31, 2016, respectively.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. These financing obligations totaled $2,950,000 as of September 30, 2017.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheet as of September 30, 2017.

4. Severance and Restructuring Activities

During the three and nine months ended September 30, 2017, we recorded severance expense in each of our operating segments. The North America charges for the nine months ended September 30, 2017 primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges for the nine months ended September 30, 2017 primarily related to headcount reductions in France, Germany and the Netherlands as part of our cost reduction and restructuring initiatives. The APAC charges for the nine months ended September 30, 2017 primarily related to severance actions taken subsequent to the acquisition of Ignia.

The following table details the activity related to these resource actions for the nine months ended September 30, 2017 and the outstanding obligations as of September 30, 2017 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2016	$947	$1,217	$—	$2,164
Severance costs, net of adjustments	2,045	4,062	104	6,211
Cash payments	(2,277)	(2,716)	(89)	(5,082)
Foreign currency translation adjustments	14	435	—	449

Balances at September 30, 2017	$729	$2,998	$15	$3,742

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$2,589	$2,220	$7,716	$6,108
EMEA	694	681	2,130	1,858
APAC	102	124	288	342

Total Consolidated	$3,385	$3,025	$10,134	$8,308

As of September 30, 2017, total compensation cost related to nonvested RSUs not yet recognized is $20,543,000, which is expected to be recognized over the next 1.29 years on a weighted-average basis.

The following table summarizes our RSU activity during the nine months ended September 30, 2017:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2017	1,067,557	$25.37
Granted(a)	331,250	44.29
Vested, including shares withheld to cover taxes	(413,807)	24.69	$18,258,878	(b)

Forfeited	(58,900)	30.94

Nonvested at September 30, 2017(a)	926,100	32.13	$42,526,512	(c)

(a)	Includes 79,118 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2017 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2017.

(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $45.92 as of September 29, 2017 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

6. Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2017 was 36.8% and 35.6%, respectively. For the three months ended September 30, 2017, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit, and the disallowance of the loss on the sale of a foreign entity. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. For the nine months ended September 30, 2017, our effective tax rate approximated the United States federal statutory rate of 35.0% due primarily to increases in the rate caused by state income taxes, net of federal benefit, and the disallowance of the loss on the sale of a foreign entity offset by decreases in the rate caused by the recognition of $2,258,000 of tax benefits on the settlement of employee share-based awards during the first nine months of 2017 in accordance with a new accounting standard,

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

which was adopted effective January 1, 2017. See Note 1 for additional information relating to this new accounting standard. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

Our effective tax rate for the three and nine months ended September 30, 2016 was 35.0% and 36.8%, respectively. For the three months ended September 30, 2016, our effective tax rate was equal to the United States federal statutory rate of 35.0%. The decrease in rates resulting from the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter and lower taxes on earnings in foreign jurisdictions fully offset the increase in rates caused by state income taxes, net of federal benefit. For the nine months ended September 30, 2016, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit, and losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

As of September 30, 2017 and December 31, 2016, we had approximately $3,877,000 and $2,246,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $276,000 and $195,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

7. Share Repurchase Programs

We did not repurchase shares of our common stock during the nine months ended September 30, 2017 and no share repurchase programs are currently authorized by the Board of Directors. During the comparative nine months ended September 30, 2016, under previously authorized share repurchase programs, we purchased 1,891,564 shares of our common stock on the open market at a total cost of approximately $50,000,000 (an average price of $26.43 per share). All shares repurchased were retired.

8. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2017, we had approximately $2,704,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2017. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2017. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	$962,214	$651,277	$137,493	$128,214	$7,447	$4,638
Software	342,601	323,436	163,260	174,180	20,153	22,182
Services	106,264	76,620	11,441	9,338	7,100	2,831

	$1,411,079	$1,051,333	$312,194	$311,732	$34,700	$29,651

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	$2,476,645	$1,801,941	$400,362	$359,597	$18,449	$13,728
Software	1,012,725	898,193	552,800	586,332	91,430	106,435
Services	313,973	214,341	35,447	30,871	17,717	6,494

	$3,803,343	$2,914,475	$988,609	$976,800	$127,596	$126,657

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2017 or 2016.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales	$1,411,079	$312,194	$34,700	$1,757,973
Costs of goods sold	1,235,058	270,576	26,258	1,531,892

Gross profit	176,021	41,618	8,442	226,081
Operating expenses:
Selling and administrative expenses	132,853	39,948	7,589	180,390
Severance and restructuring expenses	398	53	43	494
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	—	106	—	106

Earnings (loss) from operations	$42,770	$(2,135)	$810	$41,445

	Three Months Ended September 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$1,051,333	$311,732	$29,651	$1,392,716
Costs of goods sold	914,515	273,424	22,969	1,210,908

Gross profit	136,818	38,308	6,682	181,808
Operating expenses:
Selling and administrative expenses	99,845	37,893	6,134	143,872
Severance and restructuring expenses	643	145	—	788
Acquisition-related expenses	575	—	166	741

Earnings from operations	$35,755	$270	$382	$36,407

	Nine Months Ended September 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales	$3,803,343	$988,609	$127,596	$4,919,548
Costs of goods sold	3,286,235	848,712	98,914	4,233,861

Gross profit	517,108	139,897	28,682	685,687
Operating expenses:
Selling and administrative expenses	395,423	121,863	21,488	538,774
Severance and restructuring expenses	2,045	4,062	104	6,211
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	3,223	106	—	3,329

Earnings from operations	$116,417	$10,220	$7,090	$133,727

	Nine Months Ended September 30, 2016
	North America	EMEA	APAC	Consolidated
Net sales	$2,914,475	$976,800	$126,657	$4,017,932
Costs of goods sold	2,522,546	839,990	103,263	3,465,799

Gross profit	391,929	136,810	23,394	552,133
Operating expenses:
Selling and administrative expenses	301,147	121,663	17,367	440,177
Severance and restructuring expenses	2,451	487	115	3,053
Acquisition-related expenses	575	—	166	741

Earnings from operations	$87,756	$14,660	$5,746	$108,162

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2017	December 31, 2016
North America	$2,291,321	$2,204,351
EMEA	512,284	562,293
APAC	96,012	119,778
Corporate assets and intercompany eliminations, net	(320,325)	(667,122)

Total assets	$2,579,292	$2,219,300

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization of property and equipment:
North America	$5,276	$5,411	$15,380	$16,691
EMEA	1,287	1,300	3,662	3,753
APAC	138	111	388	341

	6,701	6,822	19,430	20,785

Amortization of intangible assets:
North America	4,012	2,112	12,036	7,007
EMEA	—	527	12	1,926
APAC	198	174	595	379

	4,210	2,813	12,643	9,312

Total	$10,911	$9,635	$32,073	$30,097

10. Acquisitions

Caase.com

Effective September 26, 2017, we acquired Caase.com, a Dutch cloud service provider, for a purchase price, net of cash acquired, of approximately $6,038,000, subject to a final working capital adjustment. We believe that this acquisition strengthens our ability to deliver Intelligent Technology SolutionsTM to our clients in the Netherlands, with a view to expand into the wider European region in the near future.

The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the evaluation of uncertain tax positions could lead to an adjustment of the purchase price allocation. Identified intangible assets and goodwill acquired approximated $2,232,000 and $4,117,000, respectively, which were recorded in our EMEA operating segment. None of the goodwill is tax deductible.

We consolidated the results of operations for Caase.com within our EMEA operating segment beginning on the September 26, 2017 effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Caase.com and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Datalink

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	1 Year
Non-compete agreements	1 Year

Amortization expense recognized for the period from the acquisition date through September 30, 2017 was $8,640,000.

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

The preliminary purchase price was allocated using information available at the time. During the second quarter of 2017, upon analysis of additional information affecting our estimate of the fair value of net assets acquired, we adjusted the purchase price allocation and reduced the goodwill balance by $945,000. During the third quarter of 2017, no further adjustments to the purchase price allocation were made. Further information regarding deferred tax amounts could lead to an additional adjustment of the purchase price allocation upon finalization of the fair value assumptions in the fourth quarter of 2017.

We have consolidated the results of operations for Datalink since its acquisition on January 6, 2017. Consolidated net sales and gross profit for the three and nine months ended September 30, 2017 include $134,495,000 and $29,874,000, and $387,218,000 and $89,124,000, respectively, from Datalink. The following table reports pro forma information as if the acquisition of Datalink had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Net sales	As reported	$1,757,973	$1,392,716	$4,919,548	$4,017,932
	Proforma	$1,757,973	$1,544,175	$4,923,457	$4,472,878

Net earnings	As reported	$22,412	$21,635	$76,515	$63,590
	Proforma	$22,412	$20,721	$74,461	$63,285

Diluted earnings per share	As reported	$0.62	$0.60	$2.11	$1.74
	Proforma	$0.62	$0.58	$2.06	$1.73

Changes in Goodwill

Other than the goodwill recorded in conjunction with the acquisitions of Datalink and Caase.com, the only other change in consolidated goodwill as of September 30, 2017 compared to the balance as of December 31, 2016 resulted from foreign currency translation adjustments associated with the goodwill balance in our APAC operating segment.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Sale of Foreign Entity

On July 19, 2017, we concluded the sale of our operations in Russia, formerly a part of our EMEA operating segment, to one of our global partners that is focused in the region. We recorded a loss on the sale of the foreign entity of approximately $3,646,000 during the third quarter of 2017, including a $2,903,000 charge upon the release of our cumulative translation adjustment account balance as of the sale date.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates.” Additionally, any references to our “core” business exclude Datalink’s results subsequent to the Datalink acquisition.

Quarterly Overview

We are a Fortune 500 global IT provider helping businesses of all sizes – from small and medium sized firms to worldwide enterprises, governments, schools and health care organizations – define, architect, implement and manage Intelligent Technology SolutionsTM in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). We empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow. Our offerings in North America and select countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and select software-related services.

Consolidated net sales of $1.76 billion in the three months ended September 30, 2017 increased 26% compared to the three months ended September 30, 2016, reflecting growth of 17% in our core business and the addition of Datalink to our results of operations beginning January 6, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 25% in the third quarter of 2017 compared to the third quarter of 2016.

Consolidated gross profit of $226.1 million in the three months ended September 30, 2017 increased 24% compared to the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit also increased 24% in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Gross margin declined approximately 20 basis points year to year to 12.9%, reflecting lower gross margin generated from our core business, partially offset by the positive contribution of Datalink’s results subsequent to the Datalink acquisition. The lower gross margin in our core business was driven by lower services net sales and lower product margin resulting from a higher mix of sales to large enterprise clients during the three months ended September 30, 2017.

Consolidated selling and administrative expenses for the third quarter of 2017 increased $36.5 million, or 25% year over year (up 24% excluding the effects of fluctuating foreign currency exchange rates). The year over year increase reflects an increase of 7% in selling and administrative expenses in our core business, including investments in teammate expenses, and the addition of Datalink to our business.

On July 19, 2017, we concluded the sale of our operations in Russia, formerly a part of our EMEA operating segment, to one of our global partners that is focused in the region. We recorded a loss on the sale of the foreign entity of approximately $3.6 million during the third quarter of 2017, including a $2.9 million charge upon the release of our cumulative translation adjustment account balance as of the sale date. Our consolidated results of operations for the third quarter of 2017 also include $106,000 in transaction expenses related to the Caase.com acquisition in EMEA and severance expenses, net of adjustments, totaling $494,000. Comparatively, during the third

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

quarter of 2016, we incurred $741,000 in transaction expenses related to the acquisitions of Ignia and Datalink and severance expenses, net of adjustments, of $788,000.

Solid growth in net sales and gross profit in our core business combined with a significant contribution from the Datalink business, led to a 14% year over year improvement in consolidated earnings from operations from $36.4 million in the third quarter of 2016 to $41.4 million in the third quarter of 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations also increased 14% year over year. Datalink’s positive contribution to earnings from operations was in line with our expectations in the first nine months of 2017, and we believe Datalink is on track to meet profitability objectives for the year. On a consolidated basis, we reported net earnings of $22.4 million and diluted earnings per share of $0.62 for the third quarter of 2017. This compares to net earnings of $21.6 million and diluted earnings per share of $0.60 for the third quarter of 2016.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	87.1	86.9	86.1	86.3

Gross profit	12.9	13.1	13.9	13.7
Selling and administrative expenses	10.3	10.3	10.9	11.0
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	0.2	0.2	0.3	0.0

Earnings from operations	2.4	2.6	2.7	2.7
Non-operating expense, net	0.4	0.2	0.3	0.2

Earnings before income taxes	2.0	2.4	2.4	2.5
Income tax expense	0.7	0.8	0.8	0.9

Net earnings	1.3%	1.6%	1.6%	1.6%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second and fourth quarters, particularly the second quarter. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year.

Net Sales. Net sales for the three months ended September 30, 2017 increased 26% compared to the three months ended September 30, 2016 to $1.76 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 25% in the third quarter of 2017 compared to the third quarter of 2016. Net sales for the nine months ended September 30, 2017 increased 22% compared to the nine months ended September 30, 2016 to $4.92 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 24% in the first nine months of 2017 compared to the first nine months of 2016. Our net sales by operating segment were as follows for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
North America	$1,411,079	$1,051,333	34%	$3,803,343	$2,914,475	30%
EMEA	312,194	311,732	—	988,609	976,800	1%
APAC	34,700	29,651	17%	127,596	126,657	1%

Consolidated	$1,757,973	$1,392,716	26%	$4,919,548	$4,017,932	22%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in North America increased 34%, or $359.7 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net sales of hardware, software and services increased 48%, 6% and 39%, respectively, year over year. The growth in hardware net sales reflects higher volume of sales to large enterprise clients and the acquisition of Datalink effective January 6, 2017, which accounted for approximately one quarter of the year over year growth. The increase in hardware net sales included large hardware device refresh transactions as well as higher sales of servers and storage. The increase in software net sales resulted from the acquisition of Datalink, which accounted for the majority of the year over year increase, partially offset by a decline in software net sales to public sector clients during the third quarter of 2017 compared to the third quarter of 2016. Services net sales improved year over year due to the acquisition of Datalink, which accounted for the year over year services revenue growth in North America.

Net sales in North America increased 30%, or $888.9 million, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Net sales of hardware, software and services increased 37%, 13% and 46%, respectively, year over year. The growth in hardware net sales reflects higher volume of sales to large enterprise clients, including the acquisition of Datalink, which accounted for approximately 28% of the year over year growth. The increase in software net sales was also affected by the acquisition of Datalink, which accounted for over three quarters of the year over year increase, as well as increased sales to large enterprise clients during the first nine months of 2017 compared to the first nine months of 2016. Services net sales improved year over year due to the acquisition of Datalink, which accounted for the year over year services revenue growth in North America.

Net sales in EMEA remained flat, increasing less than 1% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 2% compared to the third quarter of last year. Net sales of hardware and services increased 7% and 23%, respectively, while net sales of software decreased 6% compared to the third quarter of 2016. Excluding the effects of fluctuating foreign currency exchange rates, hardware and services net sales increased 7% and 20%, respectively, while software net sales decreased 9% compared to the third quarter of last year. The increase in hardware net sales was due primarily to higher volume sales of networking solutions to corporate clients. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region. The decrease in software net sales was driven by a single significant transaction during the prior year period affecting the year over year comparison.

Net sales in EMEA increased 1%, or $11.8 million, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 6% compared to the first nine months of last year. Net sales of hardware and services increased 11% and 15%, respectively, while software net sales decreased 6% compared to the first nine months of 2016. Excluding the effects of fluctuating foreign currency exchange rates, hardware and services net sales increased 19% and 21%, respectively, while software net sales decreased 3% compared to the first nine months of last year. The increase in hardware net sales was due primarily to higher volume sales of client devices, storage and networking solutions to public sector clients. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region. The decrease in software net sales was driven by the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction, and the single significant transaction in the prior year period noted above.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in APAC increased 17%, or $5.0 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 14% compared to the third quarter of last year. The increase was driven by 151% growth in services net sales resulting from Ignia, a business technology consulting and managed services provider acquired in the third quarter of last year, and 61% growth in hardware net sales year over year.

Net sales in APAC increased 1%, or $939,000, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 1% compared to the first nine months of last year due to the negative effect on top-line revenues resulting from a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis. This decline was almost fully offset by 173% growth in services net sales resulting from Ignia and 34% growth in hardware net sales year over year.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2017 and 2016:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	68%	62%	44%	41%	21%	16%
Software	24%	31%	52%	56%	58%	75%
Services	8%	7%	4%	3%	21%	9%

	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	65%	62%	40%	37%	14%	11%
Software	27%	31%	56%	60%	72%	84%
Services	8%	7%	4%	3%	14%	5%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended September 30, 2017 increased 24%, or $44.3 million, compared to the three months ended September 30, 2016, with gross margin decreasing approximately 20 basis points to 12.9% for the three months ended September 30, 2017 compared to 13.1% for the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 24% year over year in the third quarter of 2017 compared to the third quarter of 2016. Gross profit for the nine months ended September 30, 2017 increased 24%, or $133.6 million, compared to the nine months ended September 30, 2016, with gross margin increasing approximately 20 basis points to 13.9% for the nine months ended September 30, 2017 compared to 13.7% for the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 26% year over year in the first nine months of 2017 compared to the first nine months of 2016. We continue to respond to changes in partner funding programs by targeting our sales and marketing activities to maximize our gross profit.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
North America	$176,021	12.5%	$136,818	13.0%	$517,108	13.6%	$391,929	13.4%
EMEA	41,618	13.3%	38,308	12.3%	139,897	14.2%	136,810	14.0%
APAC	8,442	24.3%	6,682	22.5%	28,682	22.5%	23,394	18.5%

Consolidated	$226,081	12.9%	$181,808	13.1%	$685,687	13.9%	$552,133	13.7%

North America’s gross profit for the three months ended September 30, 2017 increased 29% compared to the three months ended September 30, 2016. As a percentage of net sales, gross margin decreased approximately 50 basis points to 12.5% for the third quarter of 2017 from 13.0% in the third quarter of 2016. The year to year decline in gross margin was primarily attributable to a 35 basis point decline in margin generated by reduced sales of professional and consulting services. Additionally, a net decrease in product margin, which includes partner funding and freight, of 15 basis points and a decrease in margin from lower fees from enterprise software agreements of 13 basis points contributed to the lower gross margin during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016. The net decrease in product margin was due primarily to higher sales to large enterprise clients, which generally transact at lower margins, during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016, offset partially by improvements in hardware product margin, including increased sales of higher margin data center products as a result of the acquisition of Datalink. The decline in professional services margin was offset partially by an 18 basis point increase in margin generated by sales of warranty services year over year.

North America’s gross profit for the nine months ended September 30, 2017 increased 32% compared to the nine months ended September 30, 2016. As a percentage of net sales, gross margin increased approximately 20 basis points to 13.6% for the first nine months of 2017 from 13.4% in the first nine months of 2016. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 28 basis points year over year. The net increase in product margin was due primarily to improvements in hardware and software product margin during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The product mix included increased sales of higher margin data center products as a result of the acquisition of Datalink. Services margin improved 21 basis points year over year, including an increase in margin generated by sales of warranty services of 15 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases in margin were partially offset by a decrease in margin from lower fees from enterprise software agreements of 29 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit increased 9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 6% compared to the third quarter of last year. As a percentage of net sales, gross margin increased approximately 100 basis points to 13.3% for the third quarter of 2017 from 12.3% in the third quarter of 2016. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 50 basis points and an increase in higher margin services net sales, which contributed 45 basis points of the margin expansion during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The improvement in product margin primarily resulted from an increase in hardware product margin due to higher volume and an increase in software product margin due to the mix and size of deals transacted during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2018. The increase in margin from services net sales resulted from a higher volume of higher margin services net sales year over year.

EMEA’s gross profit increased 2% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 7% compared to the first nine months of last year. Gross margin improved approximately 20 basis points to 14.2% for the first nine months of 2017 from 14.0% in the first nine months of 2016. The year over year improvement in gross margin was primarily attributable to a 37 basis point increase in gross margin due to higher volume of higher margin services net sales during the first nine months of 2017 compared to the first nine months of 2016. The improvement in gross margin resulting from higher margin services net sales was partially offset by a net decrease in product margin, which includes partner funding and freight, of 30 basis points during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decline in product margin primarily resulted from lower margins on large enterprise and public sector deals transacted during the first nine months of 2017.

APAC’s gross profit increased 26% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, with gross margin increasing to 24.3% for the three months ended September 30, 2017 compared to 22.5% for the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 23% compared to the third quarter of last year. The improvement in gross margin in the third quarter of 2017 compared to the third quarter of 2016 was due primarily to an increase in the mix of higher margin services net sales during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Additionally, as we are expanding our offerings across the APAC region, increased hardware sales also contributed to the increase in margin year over year.

APAC’s gross profit increased 23% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, with gross margin increasing to 22.5% for the nine months ended September 30, 2017 compared to 18.5% for the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 21% compared to the first nine months of last year. The improvement in gross margin in the first nine months of 2017 compared to the first nine months of 2016 was due primarily to an increase in the mix of higher margin services net sales, the positive effect on margin that results from the higher volume of sales that are recorded on a net sales recognition basis and the margin contribution from increased hardware net sales during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $36.5 million, or 25%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 24% year over year in the third quarter of 2017 compared to the third quarter of 2016. Selling and administrative expenses increased $98.6 million, or 22%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 24% year over year in the first nine months of 2017 compared to the first nine months of 2016. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% of Net Sales	2016	% of Net Sales	2017	% of Net Sales	2016	% of Net Sales
North America	$132,853	9.4%	$99,845	9.5%	$395,423	10.4%	$301,147	10.3%
EMEA	39,948	12.8%	37,893	12.2%	121,863	12.3%	121,663	12.5%
APAC	7,589	21.9%	6,134	20.7%	21,488	16.8%	17,367	13.7%

Consolidated	$180,390	10.3%	$143,872	10.3%	$538,774	10.9%	$440,177	11.0%

North America’s selling and administrative expenses increased 33%, or $33.0 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and decreased approximately 10 basis points year to year as a percentage of net sales to 9.4%. The increase in expenses was primarily driven by a $17.4 million increase in salaries and wages, contract labor and teammate benefit expenses and a $7.3 million increase in variable compensation on increased sales and gross profit for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. These increases in teammate expenses primarily resulted from the addition of Datalink to our North America business effective January 6, 2017. Additionally, depreciation and amortization expense, professional services and travel and entertainment each increased by approximately $2.0 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the addition of Datalink to our business.

North America’s selling and administrative expenses increased 31%, or $94.3 million, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and increased approximately 10 basis points year over year as a percentage of net sales to 10.4%. The increase in expenses was primarily driven by a $42.4 million increase in salaries and wages, contract labor and teammate benefit expenses and a $24.9 million increase in variable compensation on increased sales and gross profit for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. These increases in teammate expenses primarily resulted from the addition of Datalink to our North America business effective January 6, 2017. Additionally, professional services, travel and entertainment and marketing expenses increased by $8.3 million, $5.4 million and $3.1 million, respectively, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due primarily to the addition of Datalink to our business. Depreciation and amortization expense also increased approximately $4.1 million year over year, as amortization expense of $8.6 million, associated with the intangible assets acquired from Datalink, was offset partially by the year over year effect of intangible assets acquired in previous acquisitions being fully amortized in the third quarter of the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 5%, or $2.1 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased approximately 60 basis points year over year as a percentage of net sales to 12.8%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 3% compared to the third quarter of last year. The increase in expenses was primarily driven by increased salaries and wages and teammate benefits expenses due to increased headcount. This year over year increase in selling and administrative expenses was offset partially by a decline in amortization expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year.

EMEA’s selling and administrative expenses increased less than 1%, or $200,000, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 and decreased approximately 20 basis points year to year as a percentage of net sales to 12.3%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 5% compared to the first nine months of last year. The increase in expenses was primarily driven by increased salaries and wages and teammate benefits expenses due to increased headcount. This year over year increase in selling and administrative expenses was offset partially by a decline in amortization expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of the prior year. The decrease in selling and administrative expenses as a percentage of net sales year to year was the result of our ability to manage selling and administrative costs while growing our top-line revenue during the first nine months of 2017 compared to the first nine months of 2016.

APAC’s selling and administrative expenses increased 24%, or $1.5 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and increased approximately 120 basis points year over year as a percentage of net sales to 21.9%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 19% compared to the third quarter of last year. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia effective September 1, 2016. Excluding Ignia, selling and administrative expenses were relatively flat year over year.

APAC’s selling and administrative expenses increased 24%, or $4.1 million, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and increased approximately 310 basis points year over year as a percentage of net sales to 16.8%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 21% compared to the first nine months of last year. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia, effective September 1, 2016. Excluding Ignia, selling and administrative expenses were relatively flat year over year.

Severance and Restructuring Expenses. During the three months ended September 30, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $398,000, $53,000 and $43,000, respectively. During the nine months ended September 30, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $2.0 million, $4.1 million and $104,000, respectively. The North America charges for the nine months ended September 30, 2017 primarily related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink. The EMEA charges for the nine months ended September 30, 2017 primarily related to headcount reductions in France, Germany and the Netherlands as part of our cost reduction and restructuring initiatives. The APAC charges for the nine months ended September 30, 2017 primarily related to severance actions taken subsequent to the acquisition of Ignia. Current period charges were offset

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended September 30, 2016, North America and EMEA recorded severance expense, net of adjustments, of approximately $643,000 and $145,000, respectively. For the nine months ended September 30, 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $2.5 million, $487,000 and $115,000, respectively.

Loss on Sale of Foreign Entity. On July 19, 2017, we concluded the sale of our operations in Russia, formerly a part of our EMEA operating segment. We incurred a loss on the sale of the foreign entity of approximately $3.6 million, including a $2.9 million charge upon the release of our cumulative translation adjustment account balance as of the sale date.

Acquisition-related Expenses. During the three and nine months ended September 30, 2017, we incurred $106,000 and $3.3 million, respectively, in direct third-party transaction costs related to the acquisitions of Caase.com, which was completed on September 26, 2017, and Datalink, which was completed on January 6, 2017. Comparatively, during the three and nine months ended September 30, 2016, we incurred $741,000 in direct third-party transaction costs related to the acquisitions of Ignia, which was completed on September 1, 2016, and Datalink. See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the acquisitions.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and nine months ended September 30, 2017 and 2016 was generated from interest earned on cash and cash equivalent bank balances. The increase in interest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during the nine months ended September 30, 2017.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended September 30, 2017 increased 121%, or $3.0 million, compared to the three months ended September 30, 2016. Interest expense for the nine months ended September 30, 2017 increased 117%, or $7.5 million, compared to the nine months ended September 30, 2016. These increases were due primarily to higher average daily balances on our debt facilities in 2017 as a result of our increased borrowings to fund our acquisition of Datalink and to fund working capital needs given the growth in our business year over year. Imputed interest under our inventory financing facility was $1.9 million and $4.7 million for the three and nine months ended September 30, 2017, respectively, compared to $1.1 million and $2.5 million for the three and nine months ended September 30, 2016, respectively. The increases were a result of an increase in usage, the addition of Datalink to the facility and an increase in our average incremental borrowing rate used to compute the imputed interest amounts during the 2017 periods. For a description of our various financing facilities, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Net Foreign Currency Exchange Losses. These losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange losses is due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Income Tax Expense. Our effective tax rate of 36.8% for the three months ended September 30, 2017 was higher than our effective tax rate of 35.0% for the three months ended September 30, 2016. Our effective tax rate of 35.6% for the nine months ended September 30, 2017 was lower than our effective tax rate of 36.8% for the nine months ended September 30, 2016. The increase in our effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due primarily to the loss on the sale of a foreign entity during the three months ended September 30, 2017 being non-deductible for tax purposes. The decrease in our effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to the recognition of $2.3 million of tax benefits on the settlement of employee share-based awards during the first nine months of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017. See further discussion in Note 1 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(323,560)	$(124,850)
Net cash used in investing activities	(201,321)	(18,633)
Net cash provided by financing activities	538,963	125,858
Foreign currency exchange effect on cash and cash equivalent balances	19,447	5,342

Increase (decrease) in cash and cash equivalents	33,529	(12,283)
Cash and cash equivalents at beginning of period	202,882	187,978

Cash and cash equivalents at end of period	$236,411	$175,695

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2017 were to acquire Datalink and Caase.com for an aggregate of approximately $186.9 million, net of cash and cash equivalents acquired, to fund working capital requirements and for capital expenditures. Operating activities used $323.6 million in cash during the nine months ended September 30, 2017, compared to $124.9 million of cash used in operating activities during the nine months ended September 30, 2016. Both the 2017 and 2016 results are affected by individually significant transactions at the beginning of each period, whereby a single significant payment to a supplier was due and paid in January, but the related receivable was collected from a client in the fourth quarter of the previous year, as discussed in more detail below. Additionally, higher working capital needs associated with higher sales resulted in a higher use of cash to pay down our accounts payable balances during the nine months ended September 30, 2017. We typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. Further, the decrease in accounts payable reflected as cash used in operating activities during the nine months ended September 30, 2017 was also affected by the increased use of our inventory financing facility in 2017 to facilitate the purchase of inventory from various suppliers. Increases in accounts payable under this facility are reflected as cash provided by financing activities, as discussed below. During the nine months ended September 30, 2017, we had net borrowings under our inventory financing facility of $45.6 million,

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

up from $29.5 million in during the nine months ended September 30, 2016. We also had combined net borrowings under our revolving facility and ABS facility that increased our outstanding long-term debt by $504.9 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental Term Loan A (“TLA”) to fund, in part, the acquisition of Datalink. Capital expenditures were $15.9 million in the nine months ended September 30, 2017, an increase of 64% compared to the total capital expenditures made in the prior year period, reflecting planned investments in IT infrastructure upgrades, our global web site and our digital marketing platforms. Cash and cash equivalent balances in the nine months ended September 30, 2017 and 2016 were positively affected by $19.4 million and $5.3 million, respectively, as a result of foreign currency exchange rates.

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

Net cash used in operating activities. Cash flows from operations for the nine months ended September 30, 2017 and 2016 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. Net earnings for the nine months ended September 30, 2017 was also adjusted for the loss on sale of our Russia business, which included a non-cash charge for the release of our cumulative translation adjustment balance upon sale of the foreign entity. In both periods, exclusive of the acquisition of Datalink’s accounts receivable balances and the assumption of Datalink’s accounts payable balances on January 6, 2017, we anticipated the cash inflows from decreases in accounts receivable and cash outflows from decreases in accounts payable due to the seasonal changes in net sales from the fourth quarter to the third quarter. However, the 2017 results are also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously. In the first quarter of 2016, we had a similar experience with a payment to a supplier of approximately $60 million that was due and paid in the first quarter of 2016, but the related receivable was collected from the client in the fourth quarter of 2015. In addition, the cash outflows from decreases in accounts payable were higher than the prior year period due to higher working capital needs associated with higher sales during the third quarter of 2017 and the increased use of our inventory financing facility discussed previously. For both periods, the increase in inventories is primarily attributable to an increase in inventory levels at September 30 to support specific large enterprise client engagements and increased hardware sales near period end that are in transit to clients as of September 30, such that delivery was not deemed to have occurred until the product was received by the client in early October.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2017	2016
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	78	77
Days inventory outstanding (“DIOs”) (b)	13	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(54)	(57)

Cash conversion cycle (days) (d)	37	32

(a)	Calculated as the balance of accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 37 days in the third quarter of 2017, up 5 days from the third quarter of 2016. The increase resulted from the net effect of a one day increase in DSOs and three day decrease in DPOs due to the timing of client receipts and supplier payments during the respective quarters and a one day increase in DIOs due to investment in inventory for specific client engagements.

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

Net cash used in investing activities. Capital expenditures were $15.9 million and $9.7 million for the nine months ended September 30, 2017 and 2016, respectively. We expect capital expenditures for the full year 2017 to be between $20.0 million and $22.0 million, primarily for technology and facility related upgrade projects. During the nine months ended September 30, 2017, we acquired Datalink in North America and Caase.com in EMEA for an aggregate of approximately $186.9 million, net of cash and cash equivalents acquired.

Net cash provided by financing activities. During the nine months ended September 30, 2017, we had net combined borrowings under our revolving facility and our ABS facility that increased our outstanding long-term debt balance by $504.9 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink. We also had net borrowings under our inventory financing facility of $45.6 million during the nine months ended September 30, 2017. Comparatively, during the nine months ended September 30, 2016, we had net combined borrowings under our revolving facility and our ABS facility that increased our outstanding debt balance by $153.5 million and had net borrowings under our inventory financing facility of $29.5 million.

Financing Facilities

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At September 30, 2017, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At September 30, 2017, no such “amortization event” had occurred.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed specified caps (“adjusted earnings”). The maximum leverage ratio permitted under the agreements is 3.50 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of September 30, 2017, the Company’s debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $768.4 million, of which $216.0 million was outstanding under our revolving facility, $168.4 million was outstanding under our TLA and $160.0 million was outstanding under our ABS facility at September 30, 2017. Our debt balance as of September 30, 2017 was $549.7 million, including our capital lease obligations for certain IT equipment and other financing obligations. As of September 30, 2017, the current portion of our long-term debt includes $12.0 million in amortization payments due through September 30, 2018 under our TLA. The remaining $3.3 million of current debt relates to our capital leases and our other financing obligations acquired from Datalink.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. We do not provide for U.S. income taxes on the undistributed earnings of those of our foreign subsidiaries where earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the United States. As of September 30, 2017, we had approximately $193.4 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings of these foreign subsidiaries to be indefinitely reinvested. As of September 30, 2017, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business. This repayment would not change our policy to indefinitely reinvest earnings of our foreign subsidiaries. We intend to use undistributed earnings for general business purposes in the foreign jurisdictions as well as to fund our capital expenditures and potential acquisitions.

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

Contractual Obligations

At September 30, 2017, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt (a)	$544,438	$12,031	$197,188	$335,219	$—
Capital lease obligations and other financing agreements, including interest payments	6,227	3,563	2,664	—	—
Inventory financing facility (b)	224,072	224,072	—	—	—
Operating lease obligations (c)	59,936	16,461	23,570	11,580	8,325
Severance and restructuring obligations (d)	3,742	3,742	—	—	—
Other contractual obligations (e)	49,440	15,347	23,601	8,364	2,128

Total	$887,855	$275,216	$247,023	$355,163	$10,453

(a)	Reflects the $160.0 million outstanding at September 30, 2017 under our ABS facility as due in June 2019, the date at which the facility matures, $216.0 million outstanding at September 30, 2017 under our revolving facility as due in June 2021, the date at which the facility matures, and $168.4 million outstanding at September 30, 2017 under our TLA. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107.2 million due at maturity on June 23, 2021. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(b)	As of September 30, 2017, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 60-day stated vendor terms. See further discussion in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(c)	As there were no material changes in our operating lease obligations during the quarter ended September 30, 2017, amounts included in the table reflect our operating lease obligations as of June 30, 2017 less the estimated payments made in the third quarter of 2017. Amounts in the table above exclude non-cancellable rental income of approximately $1.6 million due in less than one year and a total of approximately $2.0 million due in years one through three.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 4 to the Consolidated Financial Statements in Part I, Item 1 of this report.
(e)	The table above includes:
I.	Estimated interest payments of $3.4 million during the 12 months ending September 30, 2018 and $2.6 million during the nine months to maturity in 2019, based on the current debt balance at September 30, 2017 of $160.0 million under our ABS facility, multiplied by the weighted average interest rate for the quarter ended September 30, 2017 of 2.14% per annum.
II.	Estimated interest payments of $5.8 million during the 12 months ending September 30, 2018, 2019 and 2020, and $4.4 million during the nine months to maturity in 2021, based on the current debt balance at September 30, 2017 of $216.0 million under our ABS facility, multiplied by the weighted average interest rate for the quarter ended September 30, 2017 of 2.70% per annum.
III.	Estimated interest payments of $4.5 million during the 12 months ending September 30, 2018, $4.1 million during the 12 months ending September 30, 2019, $3.6 million during the 12 months ending September 30, 2020 and $2.3 million during the nine months to maturity in 2021, based on the projected average debt balance under our TLA, multiplied by the weighted average interest rate for the quarter ended September 30, 2017 of 2.74% per annum.
IV.	Amounts totaling $261,000 through 2018 for other contractual obligations.
V.	We estimate that we will owe $6.9 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event as of September 30, 2017.

The table above excludes $3.9 million of unrecognized tax benefits, including $276,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of September 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2017.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility, our TLA and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item  4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2017	INSIGHT ENTERPRISES, INC.

	By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)