Form 10-K
period 2017-12-31
INSIGHT ENTERPRISES INC
filed 2018-02-26
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,410,322,331.

The number of shares outstanding of the registrant’s common stock on February 15, 2018 was 35,836,320.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2018 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2017

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of matters that affect net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected effects of seasonality on our business; expectations of further consolidation in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plan to migrate EMEA’s IT system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our exposure to derivative counterparty concentration and non-performance risks; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our expectations that working capital trends will return to normalized levels; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facility; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	actions of our competitors, including manufacturers and publishers of products we sell;

•	our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;

•	risks associated with the integration and operation of acquired businesses;

•	possible significant fluctuations in our future operating results;

•	the risks associated with our international operations;

•	general economic conditions;

•	increased debt and interest expense and decreased availability of funds under our financing facilities;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	legal proceedings and client audits and failure to comply with laws and regulations;

•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;

•	our reliance on independent shipping companies;

•	our dependence on certain key personnel;

•	natural disasters or other adverse occurrences;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

Any forward-looking statements in this report, including those identified under “Risk Factors” in Part I, Item 1A of this report, should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others. Additionally, there are risks described from time to time in the reports that we file with the Securities and Exchange Commission. We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements. We do not endorse any projections regarding future performance that may be made by third parties.

INSIGHT ENTERPRISES, INC.

PART I

Item 1.	Business

Our Company

Insight Enterprises, Inc. (“Insight” or the “Company”) is a Fortune 500 global IT provider helping businesses of all sizes – from small and medium sized firms to worldwide enterprises, governments, schools and health care organizations – define, architect, implement and manage Intelligent Technology SolutionsTM in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). We empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	% of 2017 Consolidated Net Sales
North America	United States and Canada	77%
EMEA	Europe, Middle East and Africa	20%
APAC	Asia-Pacific	3%

*	Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.

This year, 2018, marks 30 years of doing business for Insight. Across three decades, we have evolved with the industry. Each strategic pivot has been made in pursuit of helping our clients run their businesses smarter. Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed its initial public offering in 1995. Our corporate headquarters are located in Tempe, Arizona. From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998. Through a combination of acquisitions and organic growth, we continued to increase our geographic coverage and expand our technical capabilities. Our major acquisitions were as follows:

•	2006 – Acquired Software Spectrum, Inc., and expanded our footprint in EMEA and APAC and strengthened our software and related services capabilities;

•	2008 – Acquired Calence, LLC in North America and MINX Limited in the United Kingdom, and enhanced our global technical expertise around higher-end networking and communications technologies, as well as managed services and security;

•	2011 – Acquired Ensynch, Inc. (“Ensynch”) and enhanced our professional services capabilities across the complete Microsoft solution set, including cloud migration and management;

•	2012 – Acquired Inmac GmbH and Micro Warehouse BV (“Inmac”) and expanded our hardware capabilities into key markets in our existing European footprint, specifically in Germany and the Netherlands;

•	2015 – Acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm, and strengthened our services capabilities in the area of application design, mobility and big data;

•	2016 –Acquired Ignia, Pty Ltd (“Ignia”) and expanded our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our ability to bring solutions powered by Intelligent Technology Solutions to our clients in APAC; and

•	2017 – On January 6, 2017, we acquired Datalink Corporation (“Datalink”), a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota, and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center solutions to clients on premise or in the cloud. On September 26, 2017, we acquired Caase Group B.V. (referred to herein as, “Caase.com”), a Dutch cloud service provider, and strengthened our ability to deliver Intelligent Technology Solutions to our clients in the Netherlands, with a view to expanding into the wider European region in the near future.

INSIGHT ENTERPRISES, INC.

Our Purpose and Values

Our purpose is: “We build meaningful connections to help businesses run smarter.” We live by our core values of Hunger, Heart and Harmony, which set the tone for our business and define who we are. Our core values are:

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

Our Market

The worldwide total addressable market for information technology is forecasted to be $3.7 trillion annually according to Gartner, a leading IT research and advisory company. Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 10% of the worldwide total addressable market. We believe our addressable worldwide market in the indirect sales IT channel represents approximately $612 billion in annual sales and for the year ended December 31, 2017, our net sales of $6.7 billion represented approximately 1% of that highly diverse market. We believe that we are well positioned in this highly fragmented global market with locations in 20 countries and have the capabilities to provide clients with hardware, software provisioning and related services and solutions across the globe.

Our Value Proposition

As the IT industry evolves, our value proposition to our clients continues to evolve. The increased complexity across the technology ecosystem, combined with the continual emergence of new trends and offerings, has made it difficult for most clients to effectively manage their IT environments. We consult with our clients regarding their IT hardware and software product and services needs and help our clients define, architect, implement and manage their IT solutions.

We are well positioned to participate in the market as IT continues to transform. Our value drivers include:

•	Deep knowledge in client-relevant solution areas

•	History of adapting our business model to respond to new technology trends, including the cloud

•	Differentiated consulting, technology and managed services offerings

•	Ability to scale to serve clients of all sizes and across many verticals

•	Strong partner relationships with top market positions

•	Global footprint with local presence in key markets

•	Flexible capital structure to support future growth, including additional acquisitions

We believe that Insight has a unique position in the market to gain profitable market share by offering Intelligent Technology Solutions that empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow.

We believe that Insight’s unique advantages include:

•	Our global scale and coverage – we have the capabilities to serve clients across the globe with hardware, software provisioning and related services and with integrated technology solutions in multiple countries directly or through our partner network.

•	Our operational excellence and systems – we offer a broad selection of hardware and software products with access to billions of dollars in virtual inventory and efficient supply chain execution, as well as product fulfillment and logistics capabilities, management tools and technical expertise.

INSIGHT ENTERPRISES, INC.

•	Our software DNA – we understand complex licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of license consulting and optimization services.

•	Our partner alignment – we have a multi-partner approach and have deep relationships with leading product manufacturers, software publishers and distribution partners, as well as emerging cloud and other technology partners, to service our global portfolio of commercial and public sector clients with the integrated IT solutions that make the most sense for their IT environments.

•	Our data center transformation skills – in support of our long-term strategy, in January 2017, we completed the acquisition of Datalink, a leading provider of IT services and enterprise data center solutions, adding deep technical expertise and complementary services offerings to our internally developed solutions and increasing our addressable market opportunity in hybrid cloud and other high-growth data center categories.

•	Our next-generation tech skills – we quickly adapt to new technology trends and innovation and, with our acquisition of BlueMetal in 2015, continued our evolution as thought leaders in emerging technologies that help transform our clients’ businesses.

•	Our App development and Internet-of-Things (“IoT”) expertise – we were recognized as Microsoft’s Worldwide Partner of the Year for IoT as well as Mobile App Development in each of the past two years and, combined with our hardware and software expertise, we are well-positioned to deliver holistic connected product and IoT solutions.

•	Our digital platform – we have customizable client portals, primarily in North America, which allow clients to streamline procurement and processes through a self-service online tool, drive standardization and optimize reconciliation. We also have a best-in-class digital marketing engine to bring scalable solutions to the mid-market.

•	Our services solutions – we can scale to help organizations of all sizes and have well-developed services capabilities focused on four solutions areas: supply chain optimization, connected workforce, cloud and datacenter transformation and digital innovation, that represent the ways we help our clients with the demands they face, as discussed in more detail below.

Our Business Strategy

Our long-term strategy remains consistent and includes three components:

•	Grow our core business;

•	Grow services sales in our key solutions areas; and

•	Accelerate with cloud.

Grow our core business. We believe that our core business is strong and continues to present opportunities for growth. We believe that Insight is uniquely positioned to help our clients manage their business effectively today and also transform to meet their changing needs tomorrow. Our balanced portfolio of manufacturer and publisher brands, extensive e-commerce and logistics capabilities and differentiated services capabilities allow us to tailor our offerings based on the size and complexity of the needs of our clients. As a global provider of integrated solutions to business and government clients, we believe we are well-positioned relative to our competitors in several markets. Our go-to-market model leverages both centralized and local market sales and technical and support resources to efficiently serve and advise our clients.

In each of our geographic operating segments we are focused on driving our growth objectives by acquiring new clients and expanding our relationships with existing clients by increasing the types of products and services they buy from us. In North America, we have a local market presence in key cities where we have invested in sales, technical and service delivery resources to drive growth with existing and new clients, particularly in the large account client space. In addition, we drive expansion in specific service/solution areas with key partners. We are also concentrating our efforts on growing our business with mid-sized and large clients in certain vertical markets, including federal government, state and local governments, K-12 education, healthcare and service providers, and have invested in both local market and centralized sales resources to drive these efforts. In EMEA, we are focused on increasing our share in the mid-market and public sector by increasing sales of software and certain hardware categories across the business. We continue to expand our services capabilities in the region and to leverage strategic partner relationships and service-delivery vendors to bring software, cloud and collaboration solutions to our clients. Our APAC operating segment, which is largely comprised of software sales, is engaged in growing sales in the mid-market and enterprise space and in the development of specialized software services, particularly in the areas of software license optimization and cloud.

INSIGHT ENTERPRISES, INC.

Grow services sales in our key solutions areas. The IT market has become more complex and clients are looking for solutions providers to help them navigate the rapidly changing environment. We believe that our core business plus our recent strategic acquisitions provide an integrated foundation that we can leverage to better serve our clients. We have identified four key solutions areas that capitalize on this foundation and include robust offerings to help our clients with the demands they face. Our services capabilities provide significant value-add to our clients, driving stronger client relationships and higher margins. Our key solutions areas are:

•	Supply Chain Optimization – We help our clients invest smarter so they can manage today and transform for the future. By optimizing their supply chain, we can help our clients maximize resources and do more today so they can invest in the future.

•	Connected Workforce – We help our clients’ employees work smarter so they can manage and transform their businesses. By connecting their workforces, we help our clients create meaningful employee experiences that fuel productivity as well as attract and retain essential talent.

•	Cloud and Data Center Transformation – We help our clients run workloads smarter so they can transform business. By defining and navigating cloud and data center platforms, we help our clients optimize and modernize their business.

•	Digital Innovation – We help our clients innovate smarter so they can create meaningful connections with their customers. By innovating their digital business, we help our clients monetize existing offerings, create new revenue streams and drive differentiation across their customer experience.

Accelerate with cloud. Private, public and hybrid cloud solutions provide flexible, reliable, secure and affordable solutions for delivering critical IT functions, such as email, data security, Infrastructure as a Service (“IaaS”) and more. Cloud solutions have become more mainstream, and adoption continues to increase across markets and verticals. Key market imperatives in the adoption of cloud solutions are speed to market, flexibility, scalability and availability. We have invested in, and will continue to invest in, technical tools and resources to provide clients with the assessment, migration, integration and managed services required to simplify the cloud adoption decision, whether that decision results in a private, public or hybrid cloud environment.

We also continue to invest in our global cloud management platform, which serves as a marketplace for our clients to buy and manage their cloud subscriptions with options that enhance their Software as a Service (“SaaS”) and IaaS management capabilities.

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

INSIGHT ENTERPRISES, INC.

Our Offerings

Our offerings in North America and certain countries in EMEA and APAC include a suite of IT hardware, software and services solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services. On a consolidated basis, hardware, software and services represented approximately 58%, 32% and 10%, respectively, of our net sales in 2017. This compares to 54%, 37% and 9%, respectively, of our consolidated net sales in 2016, and 54%, 38% and 8%, respectively, of our consolidated net sales in 2015. Additional detailed sales mix information by operating segment, including a discussion of changes in our classification of certain revenue streams during 2017, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report. Prior year results were reclassified to conform to the current year presentation, resulting in 3% of our consolidated net sales being reclassified from software to services in both 2016 and 2015. These reclassifications had no effect on consolidated total net sales.

Services Solutions Offerings

We have developed solutions that integrate hardware, software and services to help businesses run smarter within our key solutions areas. Our core solutions include:

Supply Chain Optimization – Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing what clients choose to build versus buy. We provide outsourcing services our clients desire, including management of client infrastructure and end-user operations to drive IT return on investment.

•	Product Life Cycle: Source, procure, stage, configure, integrate, test, deploy and maintain IT products spanning endpoints to infrastructure.

•	Infrastructure Management: 24x7 remote management of clients’ server/storage/network infrastructure through our ISO-certified Remote Network Operating Center (RNOC).

Connected Workforce – The consumerization of IT, increase in the millennial population and proliferation of alternate work models is transforming the workplace. We provide our clients’ workforce with tools to enable and enhance employee productivity and retention.

•	Insight Managed Office: Desktop and notebook devices coupled with cloud-based productivity solutions, deployed through a modern, “over the air” deployment model, managed by Insight’s 24x7 Service Desk. In addition, we see growing demand for “Device-as-a-Service.”

•	Insight Managed Mobility: Tablet and cellular-based devices, paired with cloud-based applications and Insight’s 24x7 Service Desk to deliver an end-to-end managed experience where clients can outsource their highly complex mobility environments to Insight in an as-a-service style model.

•	Insight Managed Collaboration: Offerings that allow clients to outsource their highly complex voice, conferencing and collaboration/team applications, delivering cloud-based redeployment of modern technologies managed for our clients with both Insight’s onsite and remote Service Desk support professionals.

•	Insight Managed Deployment: Service level agreement-based outsourcing of distributed devices and technology, or edge, deployment and support. This comprises multi-site deployments, coupled with dedicated, onsite desktop support technicians coupled with 24x7 Service Desk.

Cloud and Data Center Transformation – Consumption-based models and technology convergence are reinventing decades-old infrastructure business models. We optimize our clients’ public and private infrastructure to enable customer and workforce objectives best suited to their workload and business requirements.

•	Hybrid Cloud: On-premise converged infrastructure (private cloud) augmented by off-premise public cloud integrated, managed and secured.

•	Intelligent Network: Core WAN, LAN, wireless and security solutions to seamlessly connect Hybrid Cloud, Branch Infrastructure and end users.

Digital Innovation – When interacting with their customers, our clients face growing digital engagement and a rapid shift toward social media. We help our clients leverage technology to better engage their customers to build loyalty and increase profitability.

•	Intelligent Endpoints: Digital signage, kiosk, tablet and smartphone endpoints integrated with off-the-shelf software applications.

•	Intelligent Applications: Custom-developed applications to enable client-to-customer engagement. These applications are increasingly cloud-based and mobile-centric.

INSIGHT ENTERPRISES, INC.

•	Modern Applications: Custom-developed mobile, cloud and IoT applications. Typically, these applications are specific to the client vertical market, e.g., healthcare, financial services or retail.

We have invested in cloud, mobility, big data and security capabilities and expertise to enable our key solutions areas and continuously seek to identify client-relevant technology solutions.

Cloud. Cloud computing represents an evolution in the IT world. Cloud-based SaaS, whereby clients subscribe to software that is hosted either by the software publisher or a dedicated third-party hosting company, is prevalent in the Connected Workforce and Cloud and Data Center Transformation solutions highlighted above. In addition, public IaaS and converged infrastructure private cloud represent growing portions of Hybrid Cloud solutions. We help clients assess readiness, architect appropriate solutions and migrate to both public and private cloud infrastructures.

Mobility. Our clients must engage differently with their customers and fully engage their workforce whether they are at work, at home or on-the-go. We help clients do so through solutions starting with Insight Managed Mobility, an as-a-service like Enterprise Mobility Management (EMS) solution for employees, and modern customer-facing solutions, such as mobile Point of Sale (mPOS) and mobile commerce applications in the retail industry as well as mobile trading applications for brokerage customers in the financial services industry.

Big Data. Our clients are inundated with data that they struggle to interpret. We help turn this data into actionable insights with solutions such as weather-based predictive analytics to drive weekly marketing campaigns for consumer products and patient-based intake and health outcomes analysis to optimize nurse staffing. We expect the proliferation of sensors for IoT will fuel this data overload and drive further demand for these solutions.

Security. All of these solutions must be delivered without compromising customer, company or employee private information. We offer services for identity and access management, single-sign-on (SSO) and mobile-device-management (MDM) to protect end users. In addition, we provide network security and Security Incident Event Management (SIEM) solutions to secure our clients’ infrastructure.

Hardware Offerings

We offer products from hundreds of manufacturers, including such industry leaders as Cisco, HP Inc., Lenovo, Dell, Hewlett Packard Enterprise Company (“HPE”), EMC, Microsoft, NetApp, Apple and IBM. Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices. We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to address their specific business needs.

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

Software Offerings

Our clients acquire software applications from us in the form of licensing agreements with software publishers or boxed products. We offer products from hundreds of publishers, including such industry leaders as Microsoft, Adobe, VMware, Symantec, McAfee, Citrix, IBM Software and Red Hat, as well as newer entrants, such as Box and 8x8.

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

We operate under a single, standardized IT system across North America and APAC and a separate, single IT system platform in all countries in our EMEA operations. We plan to migrate our EMEA operations to the same IT system used in North America and APAC.

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

The competitive landscape in the industry is continually changing as various competitors expand their product and services offerings. In addition, emerging models such as cloud computing are creating new competitors and opportunities in messaging, infrastructure, security, collaboration and other services offerings, and, as with other areas, we compete both with resellers and directly with manufacturers, publishers or other service providers for many of these offerings. Further, many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly larger corporate customers.

For a discussion of risks associated with the actions of our competitors, see “Risk Factors – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.

Our Partners

We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2017, we purchased products and software from approximately 5,400 partners. Approximately 66% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft accounted for approximately 26% of our aggregate purchases in 2017. No other partner accounted for more than 10% of purchases in 2017. Our top five partners as a group for 2017 were Microsoft, Cisco Systems, Tech Data (a distributor), Dell and HP Inc., and approximately 60% of our total purchases during 2017 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.

During 2017, sales of Microsoft, Dell and Cisco Systems products accounted for approximately 20%, 12% and 11%, respectively, of our consolidated net sales. No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2017. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 59% of Insight’s consolidated net sales during 2017.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past two years. These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. Our partners are taking notice, and we are emerging as a leader in our industry as we consistently outpace our competition in digital marketing. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.

Our Teammates

As of December 31, 2017, we employed 6,697 teammates, of whom 2,512 were engaged in sales related activities, 2,024 were engaged in management, support services and administration activities, 2,007 were skilled, certified consulting and service delivery professionals and 154 were engaged in distribution activities. Our teammates in the United States are not represented by a labor union. Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.

Our Seasonality

We experience some seasonal trends in our sales of IT hardware, software and services. For example:

•	software sales are typically higher in our second and fourth quarters, particularly the second quarter;

•	business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in the first quarter;

INSIGHT ENTERPRISES, INC.

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

Our Intellectual Property

We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets and similar intellectual property, relying for such protection on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the United States and in certain international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks and service marks, in particular, have significant value, and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.

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

INSIGHT ENTERPRISES, INC.

The competitive landscape in which we operate continues to change as new technologies are developed. While innovation helps our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us, cloud-based solutions and technologies that deliver technology solutions as-a-service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware or software we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued innovations by our current vendor partners and our ability to partner with new and emerging technology providers.

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

We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. There can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. The loss of, or change in business relationship with, any of our key vendor partners could negatively impact our business.

In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We continue to experience adverse partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives. If we are unable to react timely to remediate and respond to these changes in partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations. This is especially true in connection with the incentive programs of our largest partners: Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo. There can be no assurance that we will continue to receive such incentives in the future.

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

INSIGHT ENTERPRISES, INC.

The cloud and “as-a-service” models are transforming the IT market and introducing new products, services and competitors to the market. In many cases, these new distribution models allow enterprises to obtain the benefits of commercially licensed, internally operated software with less complexity and lower initial set-up, operational and licensing costs, which increases competition for us. There can be no assurance that we will be able to adapt to, or compete effectively with, current or future distribution channels or competitors or that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

The integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. Integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The continued integration activities of the acquired businesses into our business is difficult and time consuming, and we may be unable to achieve expected synergies and operating efficiencies over the long term. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

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

INSIGHT ENTERPRISES, INC.

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

INSIGHT ENTERPRISES, INC.

The acquisition of Datalink has increased our outstanding debt and interest expense and decreased the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. To fund our acquisition of Datalink in January 2017, we increased our borrowings under our senior revolving credit facility in the form of an incremental Term Loan A. These additional borrowings will have the effect of increasing our 2018 interest expense and require escalating amortization payments with a balloon payment in 2021. Additionally, our financing facilities have interest rates that vary based on market conditions and on our leverage ratio, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.

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

Breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations. We are dependent upon automated information technology processes. Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases. As part of our normal business activities, we collect and store certain confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes. In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations. In the past, we have been subject to information security attacks. Although we do not believe the attacks resulted in the misappropriation of sensitive data, we have been, and expect to continue to be, subject to electronic data attacks and threats. Additionally, some of the hardware and software products we resell could have defects or otherwise be the subject of security breaches and other attacks. We would consider the consequences of such attacks to be the responsibility of the respective manufacturers and publishers of such products, however, if such circumstances were to arise, we could be subject to litigation.

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

INSIGHT ENTERPRISES, INC.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities. Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis. Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs. Noncompliance with contract terms, particularly to highly regulated public sector clients, or with government procurement regulations and other requirements could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability. With respect to our public sector clients, the government’s remedies may include suspension or debarment. In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency.

We are exposed to risks from legal proceedings and client audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows. We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation. Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities in the ordinary course of our business. We also are subject to audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against teammates, contractors, or agents violating such laws and regulations or our policies and procedures.

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

We depend on certain key personnel. We rely on key management teammates to execute our strategy to grow profitable market share. The loss of one or more of these leaders, or a failure to attract and retain new executives, could have a material adverse effect on our business, financial condition and results of operations. We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales, service and technical teammates, and we make significant investments in the training of our sales account executives, architects and services engineers. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our sales and services teammates, and that could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file tax returns in various U.S. and foreign tax jurisdictions. Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:

•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;

•	increases in corporate tax rates and the availability of deductions or credits in the United States and elsewhere;

•	changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions;

•	tax effects related to purchase accounting for acquisitions; and

•	resolutions of issues arising from tax examinations and any related interest or penalties.

On December 22, 2017, the U.S. government enacted comprehensive federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes changes to the U.S. corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. By reducing the tax rate, these changes have reduced the value of our net U.S. deferred tax assets, resulting in a significant one-time charge in the current tax year. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this point, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their local laws. Our implementation of new practices and processes designed to comply with, and benefit from, the Tax Act and its rules and regulations could require us to make substantial changes to our business practices.

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

Our principal executive offices are located in Tempe, Arizona. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. At December 31, 2017, we owned or leased approximately 1.4 million square feet of office and warehouse space, and, while approximately 69% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 10 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2017 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease

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

	Common Stock
Year 2017	High Price	Low Price
Fourth Quarter	$46.68	$35.26
Third Quarter	47.95	37.91
Second Quarter	53.19	39.67
First Quarter	46.00	35.44
Year 2016
Fourth Quarter	$41.81	$28.15
Third Quarter	32.77	24.23
Second Quarter	29.39	23.31
First Quarter	28.96	18.26

As of February 15, 2018, we had 35,836,320 shares of common stock outstanding held by 56 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility and our accounts receivable securitization financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2017.

See further information on our share repurchase programs in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2012 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$130.74	$149.05	$144.62	$232.82	$220.44

Nasdaq US Benchmark TR Index (Market Index)	100.00	133.48	150.12	150.84	170.46	206.91

Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	117.65	159.48	145.20	167.36	240.72

INSIGHT ENTERPRISES, INC.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report. The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2017 is derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)
Net sales	$6,703,623	$5,485,515	$5,373,090	$5,316,229	$5,144,347
Costs of goods sold	5,785,053	4,742,413	4,656,758	4,603,826	4,445,460

Gross profit	918,570	743,102	716,332	712,403	698,887
Operating expenses:
Selling and administrative expenses	723,328	585,243	584,906	576,967	564,910
Severance and restructuring expenses	9,002	4,580	4,907	4,433	12,740
Loss on sale of foreign entity	3,646	—	—	—	—
Acquisition-related expenses	3,329	4,447	—	—	—

Earnings from operations	179,265	148,832	126,519	131,003	121,237
Non-operating (income) expense:
Interest income	(1,209)	(1,066)	(783)	(1,062)	(1,230)
Interest expense	19,174	8,628	7,224	6,019	6,337
Net foreign currency exchange loss (gain)	855	522	(393)	327	194
Other expense, net	1,347	1,290	1,295	1,347	1,412

Earnings before income taxes	159,098	139,458	119,176	124,372	114,524
Income tax expense	68,415	54,768	43,325	48,688	43,503

Net earnings	$90,683	$84,690	$75,851	$75,684	$71,021

Net earnings per share:
Basic	$2.54	$2.35	$2.00	$1.84	$1.65

Diluted	$2.50	$2.32	$1.98	$1.83	$1.64

Shares used in per share calculations:
Basic	35,741	36,102	37,984	41,062	43,012

Diluted	36,207	36,438	38,275	41,358	43,289

INSIGHT ENTERPRISES, INC.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$804,369	$544,943	$543,534	$565,559	$526,423
Total assets	2,685,651	2,219,300	2,014,017	1,947,838	1,868,611
Short-term debt, including capital leases and other financing obligations(2)	16,592	480	1,535	766	217
Long-term debt, including capital leases and other financing obligations(2)	296,576	40,251	89,000	62,535	66,949
Stockholders’ equity	843,469	713,443	685,742	721,231	716,918
Cash dividends declared per common share	—	—	—	—	—

(1)	Our consolidated statements of operations data includes results of the following acquisitions from their respective dates of acquisition: Caase.com from September 26, 2017, Datalink from January 6, 2017, Ignia from September 1, 2016 and BlueMetal from October 1, 2015.
(2)	Excludes obligations under our inventory financing facility of $319.5 million, $154.9 million, $106.3 million, $122.8 million and $115.3 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively. We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest payments due under this facility. These amounts are classified separately as accounts payable-inventory financing facility on our consolidated balance sheets. See Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Fortune 500 global IT provider helping businesses of all sizes – from small and medium sized firms to worldwide enterprises, governments, schools and health care organizations – define, architect, implement and manage Intelligent Technology SolutionsTM in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). We empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Full year 2017 financial and operational highlights included the following:

•	In North America:

•	We completed the acquisition of Datalink on January 6, 2017 and completed the IT systems and back office integration activities by mid-year. We achieved expense synergies ahead of our expectations and are pleased with the overall financial results of the business in its first year as part of Insight;

•	We gained hardware market share from competitors according to third-party data, reflecting strong growth in data center solutions as well as devices; and

•	We continued our focus on tight expense control across the business.

•	In EMEA:

•	We continued to transform into a cloud and solutions business, invested in technical and pre-sales and service delivery teammates focused on cloud technologies and grew our services sales by 15%;

•	We sold our non-strategic business in Russia;

•	We were named #1 in Microsoft Azure consumption in the region for 2017; and

•	We acquired Caase.com in the third quarter, which further enhances our technical capabilities around Office 365 and Azure in the region.

•	In APAC:

•	We generated double digit gross profit growth; and

•	We invested significantly to support cloud and services sales in Australia, which we expect will improve our growth trends in 2018.

On a consolidated basis, for the year ended December 31, 2017, our net sales of $6.7 billion increased 22% compared to 2016. This increase reflects growth of 20% in our core business and the addition of Datalink to our results of operations beginning January 6, 2017. As a result, for the first time in the Company’s history, net sales from the provision of services approximated 10%. Our gross profit increased faster than sales, increasing by 24%, or $175.5 million, compared to 2016, also up 24% year over year excluding the effects of fluctuating foreign currency exchange rates. Consolidated gross margin improved approximately 20 basis points to 13.7% of net sales in 2017. This increase reflects solid growth in net sales and gross profit in our core business combined with the addition of Datalink. Selling and administrative expenses increased $138.1 million, or 24%, in 2017 compared to 2016. The year over year change reflects the addition of Datalink and an increase of 5% in selling and administrative expenses in our core business. We reported earnings from operations of $179.3 million in 2017, an increase of 20% compared to the prior year, which represented 2.7% of net sales, consistent with the prior year. Our effective tax rate in 2017 was 43.0%, driven by the effects of U.S. federal tax reform enacted in December 2017. This higher tax rate in 2017 compares to our effective tax rate of 39.3% in 2016 and 36.4% in 2015. Net earnings and diluted net earnings per share were $90.7 million and $2.50, respectively, in 2017. In 2016, we reported net earnings of $84.7 million and diluted net earnings per share of $2.32. In 2015, we reported net earnings of $75.9 million and diluted net earnings per share of $1.98.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The results of operations for 2017 include the following items:

•	the results of the acquisitions of Caase.com and Datalink, from their respective acquisition dates;

•	the loss on the sale of our Russia business totaling $3.6 million;

•	transaction costs totaling $3.3 million, $2.5 million net of tax, associated with the acquisitions of Caase.com and Datalink;

•	severance and restructuring expenses of $9.0 million, $7.3 million net of tax; and

•	incremental income tax expense related to U.S. federal tax reform of $13.4 million.

The results of operations for 2016 include the following items:

•	the results of the acquisition of Ignia effective September 1, 2016;

•	transaction costs totaling $4.4 million, $4.2 million net of tax, associated with the acquisitions of Ignia and Datalink;

•	severance and restructuring expenses of $4.6 million, $3.3 million net of tax;

•	a gain of $338,000 on the sale of our Bloomingdale, Illinois real estate; and

•	the repurchase of approximately 1.9 million shares of the Company’s common stock for $50 million.

The results of operations for 2015 include the following items:

•	the results of the acquisition of BlueMetal effective October 1, 2015;

•	severance and restructuring expenses of $4.9 million, $4.3 million net of tax;

•	an impairment loss of $800,000 to further reduce the carrying amount of our previously owned real estate in Bloomingdale, Illinois to its estimated fair value less costs to sell; and

•	the repurchase of approximately 3.3 million shares of the Company’s common stock for $91.8 million.

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

During 2017, we used $305.4 million in operating activities, including approximately $186.9 million, net of cash and cash equivalents acquired, utilized to fund the acquisitions of Datalink and Caase.com. We ended the year with $105.8 million of cash and cash equivalents and $307.9 million of debt outstanding under our long-term debt facilities.

Details about segment results of operations can be found in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

In certain arrangements, we may provide a combination of hardware and software products as well as services. Services that are performed by us in conjunction with hardware and software sales that are completed in our facilities prior to shipment of the product are recognized upon delivery, when title passes to the client, for the hardware sale. Net sales of services that are performed at client locations are primarily service-only contracts and are recorded as sales when the services are performed. The total consideration for an arrangement with multiple deliverables is allocated to all deliverables that represent a separate unit of accounting using the relative selling price method.

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

We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test. Otherwise, the goodwill impairment test is not required. In completing a quantitative test for a potential impairment of goodwill, we compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Management must apply judgment in determining the estimated fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment charge is recognized for the amount by which the carrying value exceeds the fair value. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units.

See further information on the carrying value of goodwill in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Income Taxes

In December 2017, U.S. federal tax reform was enacted as part of the Tax Act. The change in tax law required a remeasurement of our deferred tax balances. In addition, the change in tax law included provisions requiring mandatory deemed repatriation of undistributed foreign earnings. Due to the enactment date and complexities of the new law, we have not completed our accounting related to these items. In accordance with Staff Accounting Bulletin 118, issued on December 22, 2017, we have concluded that the U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are provisional amounts.

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

Additional information about recent U.S. federal tax reform, the valuation allowance and uncertain tax positions can be found in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.3	86.5	86.7

Gross profit	13.7	13.5	13.3
Operating expenses:
Selling and administrative expenses	10.8	10.7	10.9
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	0.2	0.1	0.0

Earnings from operations	2.7	2.7	2.4
Non-operating expense, net	0.3	0.2	0.2

Earnings before income taxes	2.4	2.5	2.2
Income tax expense	1.0	1.0	0.8

Net earnings	1.4%	1.5%	1.4%

During the year ended December 31, 2017, our consolidated net sales from the provision of services was approximately 10% of net sales. Accordingly, for the year ended December 31, 2017, we began reporting, on the face of our consolidated statement of operations, net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods. For comparability purposes, the presentation of net sales and costs of goods sold for the years ended December 31, 2016 and 2015 has been revised to conform to the current year presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with this change in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, the sales mix among our hardware, software and services categories for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported net sales amounts.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner. These changes could impact our results of operations to the extent we are unable to remediate and respond to them.

2017 Compared to 2016

Net Sales. Net sales increased 22%, or $1.2 billion, in 2017 compared to 2016. Net sales of products (hardware and software) increased 21% and net sales of services increased 36% in 2017 compared to 2016 (as reclassified). Our net sales by operating segment for 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	% Change
North America	$5,181,734	$3,971,828	30%
EMEA	1,355,416	1,338,560	1%
APAC	166,473	175,127	(5%)

Consolidated	$6,703,623	$5,485,515	22%

Net sales in North America increased 30%, or $1.2 billion, in 2017 compared to 2016, including 17% year over year growth in our core business driven by higher volume of sales from new and existing clients, and the addition of Datalink, which reported $524.3 million in net sales in 2017. Net sales of hardware, software and services increased 37%, 14% and 40%, respectively, year over year. The improvement in net sales in the hardware category reflects higher volume of sales to large enterprise clients and was due primarily to strong growth in data center solutions as well as client devices. Strong growth in our core business was complemented by the addition of Datalink, which accounted for approximately 29% of the year over year growth in the hardware category. The increase in the software category was also affected by the acquisition of Datalink, which accounted for approximately 70% of the year over year increase. The increase in services net sales reflects the addition of Datalink to our business, offset partially by declines in technical services projects in our core business in 2017 compared to 2016. Services net sales during 2017 also reflected the continued trend toward higher sales of cloud-based offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction. Our net sales by offering category for North America for 2017 and 2016 (as reclassified), were as follows (dollars in thousands):

	North America
Sales Mix	2017	2016	% Change
		(As Reclassified)

Hardware	$3,352,355	$2,454,889	37%
Software	1,310,118	1,146,808	14%
Services	519,261	370,131	40%

	$5,181,734	$3,971,828	30%

In North America, fees earned from activities reported on a net basis of $270,000 and $87,984,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, were reclassified to services to conform to the current year presentation.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in EMEA increased 1%, or $16.9 million, in 2017 compared to 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 2% in 2017 compared to 2016. Net sales of hardware and services were up 11% and 15%, respectively, year over year, while net sales of software declined 7% year to year. The increase in hardware net sales was due primarily to higher volume sales of client devices, storage and networking solutions to public sector clients. The increase in services net sales was due primarily to increased sales of license consulting services and partner delivered services to new and existing clients across the region. In addition, a higher volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction, are included in the services category. The decrease in software net sales was driven by a single significant transaction during the prior year period affecting the year over year comparison. Our net sales by offering category for EMEA for 2017 and 2016 (as reclassified), were as follows (dollars in thousands):

	EMEA
Sales Mix	2017	2016	% Change
		(As Reclassified)
Hardware	$536,500	$481,505	11%
Software	710,452	762,427	(7%)
Services	108,464	94,628	15%

	$1,355,416	$1,338,560	1%

In EMEA, fees earned from activities reported on a net basis of $48,586,000 that were previously reported as part of our software product category in 2016 were reclassified to services to conform to the current year presentation.

Net sales in APAC decreased 5%, or $8.7 million, in 2017 compared to 2016. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 7% in 2017 compared to 2016. Increases in hardware and services net sales year over year were offset by a decrease in software net sales during 2017 compared to 2016, resulting from the timing of a single client agreement in the public sector that historically transacted in the fourth quarter but instead transacted in the first quarter of 2018 this year. The growth in hardware net sales was primarily due to our continued expansion of hardware offerings in this market. The growth in services net sales resulted from the contributions of Ignia, as well as a higher volume of sales of software maintenance and cloud subscriptions products that are recorded on a net sales recognition basis in 2017 compared to 2016. Our net sales by offering category for APAC for 2017 and 2016 (as reclassified), were as follows (dollars in thousands):

	APAC
Sales Mix	2017	2016	% Change
		(As Reclassified)
Hardware	$27,907	$18,916	48%
Software	101,412	132,718	(24%)
Services	37,154	23,493	58%

	$166,473	$175,127	(5%)

In APAC, fees earned from activities reported on a net basis of $9,000 and $10,991,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, were reclassified to services to conform to the current year presentation.

Net sales by category for North America, EMEA and APAC were as follows for 2017 and 2016 (as reclassified):

	North America		EMEA		APAC
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	65%	62%	40%	36%	17%	11%
Software	25%	29%	52%	57%	61%	76%
Services	10%	9%	8%	7%	22%	13%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit increased 24%, or $175.5 million, in 2017 compared to 2016, with gross margin increasing approximately 20 basis points to 13.7% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2017 and 2016 were as follows (dollars in thousands):

	2017	% of Net Sales	2016	% of Net Sales
North America	$691,677	13.3%	$525,481	13.2%
EMEA	190,310	14.0%	185,687	13.9%
APAC	36,583	22.0%	31,934	18.2%

Consolidated	$918,570	13.7%	$743,102	13.5%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit in 2017 increased 32% compared to 2016, and as a percentage of net sales, gross margin increased by approximately 10 basis points year over year. The year over year increase in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 30 basis points year over year. The net increase in product margin was due primarily to improvements in hardware and software product margin during 2017 compared to 2016 due to the acquisition of Datalink, which includes sales of data center products at higher gross margins then in our core business. The positive effect of the Datalink acquisition was partially offset by lower product margin in our core business due to a higher mix of business with large enterprise clients, where margins tend to be lower than other client groups. Services margin improvement year over year of 11 basis points was driven by an increase in margin generated by sales of warranty services during 2017 compared to 2016, which was driven by the acquisition of Datalink. These increases in margin were offset partially by a decrease in margin from lower fees from enterprise software agreements of 23 basis points during 2017 compared to 2016. The year over year comparison was also affected by a $2.2 million insurance settlement recognized during 2016 as a reduction of cost of sales due to the nature of the related insured loss previously recorded.

EMEA’s gross profit in 2017 increased 2% compared to 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit was up 4% in 2017 compared to 2016. As a percentage of net sales, gross margin increased by approximately 10 basis points year over year. The year over year improvement in gross margin was primarily attributable to a 60 basis point increase in services margin due to a higher volume of higher margin services net sales during 2017 compared to 2016 as well as the positive effect on services margin that resulted from the higher volume of sales that were recorded on a net sales recognition basis in 2017 compared to 2016. The improvement in gross margin resulting from higher margin services net sales was partially offset by a net decrease in product margin, which includes partner funding and freight, of 50 basis points during 2017 compared to 2016. The decline in product margin primarily resulted from lower margins on large enterprise and public sector deals transacted during 2017.

APAC’s gross profit increased 15% in 2017 compared to 2016, with gross margin increasing to 22.0% in 2017 from 18.2% in 2016. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 13% in 2017 compared to 2016. The improvement in gross margin in 2017 compared to 2016 was due primarily to the positive effect on services margin that results from the higher volume of sales that are recorded on a net sales recognition basis, an increase in the mix of higher margin services net sales and the margin contribution from increases in hardware net sales during 2017 compared to 2016.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $138.1 million in 2017 compared to 2016. Selling and administrative expenses increased approximately 10 basis points as a percentage of net sales in 2017 compared to 2016.

Selling and administrative expenses as a percent of net sales by operating segment for 2017 and 2016 were as follows (dollars in thousands):

	2017	% of Net Sales	2016	% of Net Sales
North America	$530,792	10.2%	$401,316	10.1%
EMEA	164,305	12.1%	160,269	12.0%
APAC	28,231	17.0%	23,658	13.5%

Consolidated	$723,328	10.8%	$585,243	10.7%

North America’s selling and administrative expenses increased 32%, or $129.5 million, in 2017 compared to 2016, and increased approximately 10 basis points year over year as a percentage of net sales to 10.2% of net sales in 2017. The increase in expenses reflects the addition of Datalink to our North America business effective January 2017 and an increase in selling and administrative expenses in our core business of approximately 5% compared to 2016. The addition of Datalink was the primary driver for the $62.4 million increase in salaries and wages, contract labor and teammate benefit expenses for 2017 compared to 2016, as well as year over year increases in travel and entertainment, facilities and marketing expenses. Depreciation and amortization expense also increased approximately $6.0 million year over year, as amortization expense of $11.5 million, associated with the intangible assets acquired from Datalink, was offset partially by the year over year effect of intangible assets acquired in previous acquisitions being fully amortized in the third quarter of 2016. Additionally, increased sales and gross profit in 2017 compared to 2016, resulted in a $37.0 million increase in variable compensation year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s selling and administrative expenses increased 3%, or $4.0 million, in 2017 compared to 2016, and increased approximately 10 basis points to 12.1% of net sales in 2017. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 4% compared to 2016. The increase in expenses was primarily driven by a $3.1 million increase in salaries and wages and teammate benefits expenses due to increased headcount. This year over year increase in selling and administrative expenses was offset partially by a decrease in amortization expense during 2017 compared to 2016, as intangible assets acquired in previous acquisitions were fully amortized in the third quarter of 2016.

APAC’s selling and administrative expenses increased 19%, or $4.6 million, in 2017 compared to 2016, and increased approximately 350 basis points to 17.0% of net sales in 2017. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 16% compared to 2016. The year over year increase was primarily driven by increased selling and administrative expenses as a result of the acquisition of Ignia, effective September 1, 2016, which accounted for over half of the year over year increase in selling and administrative expenses. Additionally, salaries and wages expenses increased as we invested to support growth in cloud and services sales.

Severance and Restructuring Expenses. During 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $4.0 million, $4.9 million and $104,000, respectively. The North America charges related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink in January 2017, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2017. The EMEA charges primarily related to headcount reductions in France, Germany and the Netherlands as part our cost reduction and restructuring initiatives in EMEA. The APAC charges primarily related to severance actions taken subsequent to the acquisition of Ignia. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made during 2017. During 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $3.0 million, $1.5 million and $118,000, respectively. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Acquisition-related Expenses. During 2017, we incurred $3.2 million in direct third-party transaction costs related to the acquisition of Datalink in North America and $106,000 in such costs related to the acquisition of Caase.com in EMEA. Comparatively, during 2016, we incurred $4.3 million in such costs related to the acquisition of Datalink in North America and $169,000 in such costs related to the acquisition of Ignia in APAC. See Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of acquisitions.

Non-Operating (Income) Expense.

Interest Income. Interest income for 2017 and 2016 was generated from interest earned on cash and cash equivalent bank balances. The slight increase in interest income year over year is primarily due to higher interest rates earned on such balances and to higher average interest-bearing cash and cash equivalent balances during 2017.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense increased 122%, or $10.5 million, in 2017 compared to 2016 due primarily to borrowings under our Term Loan A (“TLA”) as well as higher borrowing rates and higher average daily balances under our other financing facilities, in 2017 compared to 2016, while imputed interest under our inventory financing facility increased $3.3 million from 2016 to 2017 to $6.7 million. For a description of our various financing facilities, see Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Other Expense, Net. Other expense, net, consists primarily of bank fees associated with our cash management activities and was relatively flat in 2017 compared to 2016.

Income Tax Expense. Our effective tax rate for 2017 was 43.0% compared to 39.3% in 2016. The increase in the tax rate from 2016 to 2017 was primarily due to the effect of U.S. federal tax reform that was enacted in December 2017, which accounted for 8.4% of our effective tax rate. The effective tax rate in 2017 was higher than the federal statutory rate of 35.0% primarily due to the effect of U.S. federal tax reform enacted during the fourth quarter of 2017, as previously noted, as well as state income taxes, net of federal income tax benefits, and increases in the valuation allowances in certain foreign jurisdictions. These increases in our effective tax rate in 2017 were offset partially by lower taxes on earnings in foreign jurisdictions. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

2016 Compared to 2015

As previously noted, the sales mix among our hardware, software and services categories for the years ended December 31, 2016 and 2015 have been reclassified to conform to changes made to the current year presentation, as reflected in the following results of operations discussion for these periods. These changes in classification had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

Net Sales. Net sales increased 2%, or $112.4 million, in 2016 compared to 2015. Net sales of products (hardware and software) increased 1% and net sales of services increased 14% in 2016 (as reclassified) compared to 2015 (as reclassified). Our net sales by operating segment for 2016 and 2015 were as follows (dollars in thousands):

	2016	2015	% Change
North America	$3,971,828	$3,823,528	4%
EMEA	1,338,560	1,371,137	(2%)
APAC	175,127	178,425	(2%)

Consolidated	$5,485,515	$5,373,090	2%

Net sales in North America increased 4%, or $148.3 million, in 2016 compared to 2015. Net sales of hardware and services (as reclassified) increased 5% and 12%, respectively, year over year, while net sales of software (as reclassified) decreased 1% year to year. The improvement in net sales in the hardware category was due primarily to higher sales of client devices, servers and storage products. The increase in services net sales reflects the BlueMetal acquisition in October 2015 as well as organic growth in technical services projects. Services net sales during 2016 also reflected the continued trend toward higher sales of cloud-based offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis, with net sales equal to the gross profit on the transaction. Our net sales by offering category for North America for 2016 (as reclassified) and 2015 (as reclassified), were as follows (dollars in thousands):

	North America
Sales Mix	2016	2015	% Change
	(As Reclassified)	(As Reclassified)
Hardware	$2,454,889	$2,336,764	5%
Software	1,146,808	1,157,168	(1%)
Services	370,131	329,596	12%

	$3,971,828	$3,823,528	4%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In North America, fees earned from activities reported on a net basis of $270,000 and $87,984,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, and fees earned from activities reported on a net basis of $24,000 and $74,101,000 that were previously reported as part of our hardware and software product categories, respectively, in 2015, were reclassified to services to conform to the current year presentation.

Net sales in EMEA decreased 2%, or $32.6 million, in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 4% in 2016 compared to 2015. Net sales of software (as reclassified) were up 1% year over year, while net sales of hardware and services (as reclassified) were down 9% and 1%, respectively, year to year. The increase in software net sales in 2016 compared to 2015 was driven by increased volume with large enterprise clients. The decrease in services net sales was due primarily to the relative impact year over year of the volume of sales of software maintenance and cloud subscription products that are recorded on a net sales recognition basis, offset partially by increased sales of license consulting services and partner delivered third-party services to new and existing clients across the region. Our net sales by offering category for EMEA for 2016 (as reclassified) and 2015 (as reclassified), were as follows (dollars in thousands):

	EMEA
	Years Ended December 31,
Sales Mix	2016	2015	% Change
	(As Reclassified)	(As Reclassified)
Hardware	$481,505	$531,308	(9%)
Software	762,427	756,373	1%
Services	94,628	83,456	13%

	$1,338,560	$1,371,137	(2%)

In EMEA, fees earned from activities reported on a net basis of $48,586,000 and $43,388,000 that were previously reported as part of our software product category in 2016 and 2015, respectively, were reclassified to services to conform to the current year presentation.

Net sales in APAC decreased 2%, or $3.3 million, in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, net sales in 2016 remained flat compared to 2015. An increase in services and hardware net sales year over year was offset by a decrease in software net sales during 2016 compared to 2015. Our net sales by offering category for APAC for 2016 (as reclassified) and 2015 (as reclassified), were as follows (dollars in thousands):

	APAC
Sales Mix	2016	2015	% Change
	(As Reclassified)	(As Reclassified)
Hardware	$18,916	$14,327	32%
Software	132,718	149,607	(11%)
Services	23,493	14,491	62%

	$175,127	$178,425	(2%)

In APAC, fees earned from activities reported on a net basis of $9,000 and $10,991,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, and fees earned from activities reported on a net basis of $6,000 and $8,439,000 that were previously reported as part of our hardware and software product categories, respectively, in 2015, were reclassified to services to conform to the current year presentation.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales by category for North America, EMEA and APAC were as follows for 2016 (as reclassified) and 2015 (as reclassified):

	North America		EMEA		APAC
Sales Mix	2016	2015	2016	2015	2016	2015
Hardware	62%	61%	36%	39%	11%	8%
Software	29%	30%	57%	55%	76%	84%
Services	9%	9%	7%	6%	13%	8%

	100%	100%	100%	100%	100%	100%

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

EMEA’s gross profit remained flat in 2016 compared to 2015. Excluding the effects of fluctuating foreign currency exchange rates, gross profit was up 7% in 2016 compared to 2015. As a percentage of net sales, gross margin increased by approximately 30 basis points year over year. The year over year increase in gross margin was primarily attributable to the positive effect on gross margin that results from the higher volume of sales that are recorded on a net sales recognition basis within the net sales line item. Changes in the mix and size of transactions and an increase in partner funding earlier in 2016 also contributed to the margin improvement during 2016 compared to 2015. In addition, we recognized an increase in margin resulting from higher fees from enterprise software agreements during 2016 compared to 2015.

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

North America’s selling and administrative expenses increased 1%, or $4.7 million, in 2016 compared to 2015, but decreased approximately 30 basis points year to year as a percentage of net sales to 10.1% of net sales in 2016. Teammate benefits expense, including healthcare expenses, increased $6.0 million year over year due to an increase in healthcare claims, and variable compensation increased $4.6 million as a result of the increase in net sales and gross profit year over year. These increases in expenses during 2016 compared to 2015 were partially offset by a decline in the provision for losses on accounts receivable of $3.4 million in 2016 compared to 2015 due to favorable collection results and a decrease in salaries and wages and contract labor of $2.7 million resulting from cost reduction initiatives implemented earlier in 2016 across our North America business. Our results for 2015 included a non-cash charge of $800,000 to reduce the carrying amount of our real estate held for sale to its estimated fair value less costs to sell.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Net cash (used in) provided by operating activities	$(305,426)	$96,128	$181,102
Net cash used in investing activities	(204,645)	(21,185)	(57,637)
Net cash provided by (used in) financing activities	397,121	(58,230)	(83,328)
Foreign currency exchange effect on cash and cash equivalent balances	15,899	(1,809)	(16,683)

(Decrease) increase in cash and cash equivalents	(97,051)	14,904	23,454
Cash and cash equivalents at beginning of year	202,882	187,978	164,524

Cash and cash equivalents at end of year	$105,831	$202,882	$187,978

Cash and Cash Flow

Our primary uses of cash during 2017 were to fund working capital requirements, pay down our debt balances, fund capital expenditures and acquire Caase.com and Datalink. Operating activities used $305.4 million in cash in 2017. Both the 2017 and 2016 results are affected by individually significant transactions at each year end, whereby a single significant receivable was collected from a client in the fourth quarter of the year for which the related payment to the supplier was due and paid in January of the following year, as discussed in more detail below. During 2017, we had net combined borrowings on our long-term debt facilities of $269.3 million and acquired Caase.com and Datalink for $6.0 million and $180.9 million, respectively, net of cash and cash equivalents acquired. Capital expenditures were $19.2 million in 2017, a 57% increase from 2016, reflecting higher IT investments in our core ERP systems and e-commerce and digital marketing platforms year over year. Cash and cash equivalent balances in 2017 were positively affected by $15.9 million as a result of foreign currency exchange rates.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, repurchases of our common stock and debt repayments, for at least the next 12 months.

Net cash (used in) provided by operating activities. Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. Net earnings for 2017 was also adjusted for the loss on sale of our Russia business, which included a non-cash charge for the release of our cumulative translation adjustment balance upon sale of the foreign entity. As noted previously, our net sales grew 22% in 2017 and in particular, our North America net sales grew 30%. This level of growth required significant working capital investments as we experienced higher demand for inventory positions with key clients and, at the same time, our accounts receivable balances began to age as collection efforts did not keep up with the growth. The 2017 results also reflect the collection of a single significant receivable from a client in the fourth quarter of 2016 for which the related payment to the supplier of approximately $160 million was due and paid in January 2017, as noted previously. Further impacting our operating cash flows was the fact that we report cash flows associated with trade payables financed under our inventory financing facility in the financing section of our statement of cash flows. In 2017, and most notably in the fourth quarter, we expanded the use of that facility with certain vendors. Had we not leveraged the facility during 2017, the net borrowings under our inventory financing facility of $141.0 million that are reflected as cash flows provided by financing activities would have been included within trade payables, which are reflected in the operating activities section of our statement of cash flows. The increase in inventories was primarily attributable to an increase in inventory levels at December 31, 2017 to support specific client engagements. The decrease in deferred revenue was a result of revenue recognition in 2017 on a number of larger client transactions in North America for which monies had been collected from clients prior to December 31, 2016, in advance of meeting the criteria for revenue recognition.

In 2016, the increases in accounts receivable and accounts payable reflected increased sales and associated costs of goods sold, respectively, in 2016 compared to 2015. However, the 2016 results were also affected by a single significant receivable collected from a client in the fourth quarter of 2016 for which the related payment to the supplier of approximately $160 million was due and paid in January 2017, as noted previously. In the fourth quarter of 2015, we had a similar experience with a significant receivable collected in the quarter for which the payment to the supplier of approximately $60 million was not made until the first quarter of 2016. Excluding the effects of these two individually significant timing differences, cash flow from operations would have been nominal for 2016. Additionally, the increase in accounts payable reflected as cash provided by operating activities in 2016 was affected by the increased use of our inventory financing facility in 2016 to facilitate the purchase of inventory from various suppliers. Increases in accounts payable under this facility were reflected as cash provided by financing activities, as discussed below. Had these purchases been made without using the inventory financing facility during 2016, the net borrowings under our inventory financing facility of $48.6 million that were reflected as cash flows from financing activities would have been reflected as an increase in accounts payable, which would have been an increase in cash provided by operating activities. We used more working capital in the fourth quarter of 2016 compared to the fourth quarter of 2015, as our sales growth was weighted to the last two months of the current year. The $50.1 million increase in other assets was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2016, in advance of our being able to recognize the related revenue. The $28.9 million increase in inventories was primarily attributable to an increase in inventory levels at December 31, 2016, to support specific client engagements and hardware sale transactions in transit to clients as of December 31, 2016 such that delivery was not deemed to have occurred until the product was received by the client in early January 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In 2015, the increases in accounts receivable and accounts payable reflected increased sales and associated costs of goods sold, respectively, in 2015 compared to 2014. However, the 2015 results were also affected by the single significant receivable collected from a client in the fourth quarter of 2015 for which the related payment to the supplier of approximately $60 million was due and paid in January 2016, as noted previously. The increase in other assets was primarily a result of our deferral of costs for certain payments made or payable to partners at December 31, 2015, in advance of our being able to recognize the related revenue. As a result, cash flows from operating activities in 2015 exceeded our historical average annual cash flow generation of $80 million to $120 million.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	94	90	87
Days inventory outstanding (“DIOs”) (b)	13	12	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(72)	(88)	(77)

Cash conversion cycle (days) (d)	35	14	20

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 35 days in the fourth quarter ended December 31, 2017, compared to 14 days in the fourth quarter of 2016. Our 2016 cash conversion cycle was below our target range of 20 to 25 days as a result of unusually high DPOs associated with the $160 million payment timing difference in North America at the end of the prior year period, as discussed below. Our 2017 cash conversion cycle was above our target range due to the increases in our inventory and accounts receivable balances noted above. We expect working capital trends to return to normalized levels and have action plans in place to improve our cash flow efficiency in 2018.

Our cash conversion cycle was 14 days in the fourth quarter ended December 31, 2016, a decrease of six days from the fourth quarter of 2015, due primarily to an 11 day increase in DPOs driven by a single significant payment to a supplier in North America that was due and paid in January 2017. Although the payment to the supplier was not due until after year-end, we collected on the accounts receivable from the client in the fourth quarter of 2016 under normal credit terms. Both the 2016 and 2015 results are affected by individually significant transactions at each year end; however, the magnitude of the 2016 transaction had a greater effect on DPOs. The computation of DPOs for the quarter ended December 31, 2016 includes a payable to a supplier of $160 million, and the computation of DPOs for the quarter ended December 30, 2015 includes a payable to a supplier of $60 million, both of which do not have corresponding accounts receivable outstanding as of the end of the respective periods.

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

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in 2018 in excess of working capital needs to support our capital expenditures for the year, to repurchase shares of our common stock and to pay down our debt balances. We also may use cash to fund potential acquisitions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities. Capital expenditures of $19.2 million, $12.3 million and $13.4 million in 2017, 2016 and 2015, respectively, were primarily related to technology and facility enhancements. We expect total capital expenditures in 2018 to be between $15.0 million and $20.0 million, primarily for technology-related upgrade projects and the integration of prior acquisitions.

During 2017 we acquired Caase.com and Datalink for $6.0 million and $180.9 million, respectively, net of cash and cash equivalents acquired. During 2016, we acquired Ignia for $10.8 million, net of cash acquired, and during 2015, we acquired BlueMetal for $44.2 million, net of cash acquired.

Net cash provided by (used in) financing activities. During 2017, we had net combined borrowings on our long-term debt under our revolving facility, TLA and accounts receivable securitization facility (“ABS facility”) of $269.3 million and had net borrowings under our inventory financing facility of $141.0 million. During 2016, we made net combined repayments on our long-term debt under our revolving facility and our ABS facility of $49.5 million and had net borrowings under our inventory financing facility of $48.6 million. In 2016, we also funded $50.0 million of repurchases of our common stock. During 2015, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility of $28.0 million and made net repayments under our inventory financing facility of $16.5 million. In 2015, we also funded $91.8 million of repurchases of our common stock.

Financing Facilities

As of December 31, 2017, our long-term debt balance includes $25.0 million outstanding under our $250.0 million ABS facility and $117.5 million outstanding under our $350.0 million revolving facility. In connection with the acquisition of Datalink on January 6, 2017, we amended our revolving facility to expand the facility by $175.0 million in the form of a TLA that requires amortization payments in years one through five. As of December 31, 2017, we had $166.3 million outstanding under our TLA. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for a description of our amendment to our revolving facility in connection with our acquisition of Datalink.

As of December 31, 2017, the current portion of our long-term debt relates to our capital leases and other financing obligations as well as the amortization payments due in 2018 under our TLA. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2017, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased to 3.50 times trailing twelve-month adjusted earnings in connection with the acquisition of Datalink in January 2017. We anticipate that we will be in compliance with our maximum leverage ratio requirements, which will decrease to 3.25 in 2018, over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts. Based on the maximum permitted leverage ratio as of December 31, 2017, the Company’s debt balance that could have been outstanding under our revolving facility, TLA and ABS facility was the full amount of the maximum borrowing capacity of $766.3 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our revolving facility, our TLA and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At December 31, 2017, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. As of December 31, 2017, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable - inventory financing facility in our consolidated balance sheets.

The aggregate availability for vendor purchases under our inventory financing facility is $325,000,000. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. The facility matures on June 23, 2021. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (typically 60 days).

Notes 5 and 6 to the Consolidated Financial Statements in Part II, Item 8 of this report also include: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed. We provided for U.S. income and withholding taxes on the earnings deemed distributed from all of our foreign subsidiaries during 2017. As of December 31, 2017, we had approximately $87.1 million in cash and cash equivalents in certain of our foreign subsidiaries. As of December 31, 2017, the majority of our foreign cash resides in the Netherlands, Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or though actual dividend distributions.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Contractual Obligations

At December 31, 2017, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (a)	$308,750	$13,125	$64,375	$231,250	$—
Capital lease obligations, including interest payments	5,436	3,620	1,816	—	—
Inventory financing facility (b)	319,468	319,468	—	—	—
Operating lease obligations (c)	75,499	18,601	28,739	16,136	12,023
Severance and restructuring obligations (d)	4,640	4,640	—	—	—
Other contractual obligations (e)	40,418	12,631	20,519	5,074	2,194

Total	$754,211	$372,085	$115,449	$252,460	$14,217

(a)	Reflects the $25.0 million outstanding at December 31, 2017 under our ABS facility as due in June 2019, the date at which the facility matures, $117.5 million outstanding at December 31, 2017 under our revolving facility as due in June 2021, the date at which the facility matures, and $166.3 million outstanding at December 31, 2017 under our TLA. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107.2 million due at maturity on June 23, 2021. See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(b)	As of December 31, 2017, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 120-day stated vendor terms. See further discussion in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(c)	Amounts in the table above exclude non-cancellable rental income of approximately $1.6 million due in less than one year and a total of approximately $1.6 million due in years one through three.
(d)	As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.
(e)	The table above includes:

I.	Estimated interest payments of $603,000 in 2018 and $301,000 in the first six months of 2019, based on the current debt balance at December 31, 2017 of $25.0 million under our ABS facility, multiplied by the floating interest rate applicable at December 31, 2017 of 2.41% per annum.
II.	Estimated interest payments of $4.1 million in 2018, 2019 and 2020 and $2.1 million in the first six months of 2021, based on the current debt balance at December 31, 2017 of $117.5 million under our revolving facility, multiplied by the floating interest rate applicable at December 31, 2017 of 3.49% per annum.
III.	Estimated interest payments of $5.7 million in 2018, $5.2 million in 2019, $4.5 million in 2020 and $2.0 million in the first six months of 2021, based on the current debt balance at December 31, 2017 of $166.3 million under our TLA, multiplied by the floating interest rate applicable at December 31, 2017 of 3.57% per annum.
IV.	Amounts totaling $197,000 through 2018 for other contractual obligations.
V.	We estimate that we will owe $7.5 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $4.3 million of unrecognized tax benefits, including $287,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

Acquisitions

Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add certain services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three. See Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisitions of Caase.com on September 26, 2017 and Datalink on January 6, 2017 and the amendment to our revolving facility to fund, in part, the acquisition of Datalink.

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Phoenix, Arizona

February 23, 2018

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Insight Enterprises, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying item 9A(a), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Phoenix, Arizona

February 23, 2018

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$105,831	$202,882
Accounts receivable, net	1,814,560	1,436,742
Inventories	194,529	148,203
Inventories not available for sale	36,956	68,619
Other current assets	152,467	127,159

Total current assets	2,304,343	1,983,605

Property and equipment, net	75,252	70,910
Goodwill	131,431	62,645
Intangible assets, net	100,778	20,707
Deferred income taxes	17,064	52,347
Other assets	56,783	29,086

	$2,685,651	$2,219,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$899,075	$1,070,259
Accounts payable—inventory financing facility	319,468	154,930
Accrued expenses and other current liabilities	175,860	151,895
Current portion of long-term debt	16,592	480
Deferred revenue	88,979	61,098

Total current liabilities	1,499,974	1,438,662

Long-term debt	296,576	40,251
Deferred income taxes	717	900
Other liabilities	44,915	26,044

	1,842,182	1,505,857

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,829 and 35,484 shares issued and outstanding in 2017 and 2016, respectively	358	355
Additional paid-in capital	317,155	309,650
Retained earnings	550,220	459,537
Accumulated other comprehensive loss – foreign currency translation adjustments	(24,264)	(56,099)

Total stockholders’ equity	843,469	713,443

	$2,685,651	$2,219,300

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales:
Products	$6,038,744	$4,997,263	$4,945,547
Services	664,879	488,252	427,543

Total net sales	6,703,623	5,485,515	5,373,090

Costs of goods sold:
Products	5,512,402	4,571,462	4,513,353
Services	272,651	170,951	143,405

Total costs of goods sold	5,785,053	4,742,413	4,656,758

Gross profit	918,570	743,102	716,332
Operating expenses:
Selling and administrative expenses	723,328	585,243	584,906
Severance and restructuring expenses	9,002	4,580	4,907
Loss on sale of foreign entity	3,646	—	—
Acquisition-related expenses	3,329	4,447	—

Earnings from operations	179,265	148,832	126,519
Non-operating (income) expense:
Interest income	(1,209)	(1,066)	(783)
Interest expense	19,174	8,628	7,224
Net foreign currency exchange loss (gain)	855	522	(393)
Other expense, net	1,347	1,290	1,295

Earnings before income taxes	159,098	139,458	119,176
Income tax expense	68,415	54,768	43,325

Net earnings	$90,683	$84,690	$75,851

Net earnings per share:
Basic	$2.54	$2.35	$2.00

Diluted	$2.50	$2.32	$1.98

Shares used in per share calculations:
Basic	35,741	36,102	37,984

Diluted	36,207	36,438	38,275

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net earnings	$90,683	$84,690	$75,851
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31,835	(16,063)	(26,707)

Total comprehensive income	$122,518	$68,627	$49,144

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2014	40,147	$401	—	$—	$337,167	$(13,329)	$396,992	$721,231
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	259	3	—	—	(2,268)	—	—	(2,265)
Stock-based compensation expense	—	—	—	—	8,922	—	—	8,922
Tax benefit from stock-based compensation	—	—	—	—	553	—	—	553
Repurchase of treasury stock	—	—	(3,300)	(91,843)	—	—	—	(91,843)
Retirement of treasury stock	(3,300)	(33)	3,300	91,843	(27,688)	—	(64,122)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(26,707)	—	(26,707)
Net earnings	—	—	—	—	—	—	75,851	75,851

Balances at December 31, 2015	37,106	371	—	—	316,686	(40,036)	408,721	685,742
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	269	3	—	—	(2,222)	—	—	(2,219)
Stock-based compensation expense	—	—	—	—	11,058	—	—	11,058
Tax benefit from stock-based compensation	—	—	—	—	235	—	—	235
Repurchase of treasury stock	—	—	(1,891)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,891)	(19)	1,891	50,000	(16,107)	—	(33,874)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(16,063)	—	(16,063)
Net earnings	—	—	—	—	—	—	84,690	84,690

Balances at December 31, 2016	35,484	355	—	—	309,650	(56,099)	459,537	713,443
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	345	3	—	—	(5,321)	—	—	(5,318)
Stock-based compensation expense	—	—	—	—	12,826	—	—	12,826
Foreign currency translation adjustments, net of tax	—	—	—	—	—	31,835	—	31,835
Net earnings	—	—	—	—	—	—	90,683	90,683

Balances at December 31, 2017	35,829	$358	—	$—	$317,155	$(24,264)	$550,220	$843,469

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$90,683	$84,690	$75,851
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	25,787	27,493	26,649
Amortization of intangible assets	16,812	10,637	11,308
Non-cash real estate impairment	—	—	800
Provision for losses on accounts receivable	5,245	2,452	6,761
Write-downs of inventories	2,776	2,934	3,997
Write-off of property and equipment	418	—	535
Non-cash stock-based compensation	12,826	11,058	8,922
Deferred income taxes	19,139	10,517	5,174
Loss on sale of foreign entity	3,646	—	—
Gain on sale of real estate	—	(338)	—
Changes in assets and liabilities:
Increase in accounts receivable	(208,065)	(168,966)	(47,206)
Increase in inventories	(14,046)	(50,712)	(9,214)
Decrease (increase) in other assets	4,982	(50,130)	(26,714)
(Decrease) increase in accounts payable	(237,457)	193,582	113,594
(Decrease) increase in deferred revenue	(27,184)	10,633	2,927
(Decrease) increase in accrued expenses and other liabilities	(988)	12,278	7,718

Net cash (used in) provided by operating activities	(305,426)	96,128	181,102

Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(186,932)	(10,297)	(44,221)
Purchases of property and equipment	(19,230)	(12,266)	(13,416)
Proceeds from sale of foreign entity	1,517	—	—
Proceeds from sale of real estate, net	—	1,378	—

Net cash used in investing activities	(204,645)	(21,185)	(57,637)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	1,151,216	772,218	686,410
Repayments on senior revolving credit facility	(1,033,716)	(772,218)	(686,410)
Borrowings on accounts receivable securitization financing facility	3,961,389	2,802,000	1,897,100
Repayments on accounts receivable securitization financing facility	(3,975,889)	(2,851,500)	(1,869,100)
Borrowings under Term Loan A	175,000	—	—
Repayments under Term Loan A	(8,750)	—	—
Repayments under other financing agreements	(5,636)	(1,309)	(543)
Payments on capital lease obligations	(1,089)	(445)	(223)
Net borrowings (repayments) under inventory financing facility	141,037	48,603	(16,454)
Payment of debt issuance costs	(1,123)	(3,360)	—
Payment of payroll taxes on stock-based compensation through shares withheld	(5,318)	(2,219)	(2,265)
Repurchases of common stock	—	(50,000)	(91,843)

Net cash provided by (used in) financing activities	397,121	(58,230)	(83,328)

Foreign currency exchange effect on cash and cash equivalent balances	15,899	(1,809)	(16,683)

(Decrease) increase in cash and cash equivalents	(97,051)	14,904	23,454
Cash and cash equivalents at beginning of year	202,882	187,978	164,524

Cash and cash equivalents at end of year	$105,831	$202,882	$187,978

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Summary of Significant Accounting Policies

Description of Business

We are a Fortune 500 global information technology (“IT”) provider helping businesses of all sizes – from small and medium sized firms to worldwide enterprises, governments, schools and health care organizations – define, architect, implement and manage Intelligent Technology SolutionsTM. We empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services. A discussion of changes in our classification of certain revenue streams during 2017, can be found in Note 20. Prior year results were reclassified to conform to the current year presentation. These reclassifications had no effect on consolidated total net sales.

Acquisitions

Effective September 26, 2017, we acquired Caase Group B.V. (referred to herein as, “Caase.com”), a Dutch cloud service provider, for a purchase price, net of cash acquired, of approximately $6,038,000, subject to a final working capital adjustment. The acquisition was funded using cash on hand.

Effective January 6, 2017, we acquired Datalink Corporation (“Datalink”), a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota, for a cash purchase price of $257,456,000, which included cash and cash equivalents acquired of $76,597,000. The acquisition was funded using cash on hand and borrowings under our revolving facility in the form of an incremental Term Loan A (“TLA”).

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

Our results of operations include the results of Caase.com, Datalink, Ignia and BlueMetal from their respective acquisition dates. (See Note 21 for a discussion of our acquisitions.)

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

Inventories

We state inventories, principally purchased IT hardware, at the lower of weighted average cost (which approximates cost under the first-in, first-out method) or net realizable value. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at normal margins. Write-downs are recorded so that inventories reflect the approximate net realizable value and take into account contractual provisions with our partners governing price protection, stock rotation and return privileges relating to obsolescence. Because of the large number of transactions and the complexity of managing the price protection and stock rotation process, estimates are made regarding write-downs of the carrying amount of inventories. Additionally, assumptions about future demand, market conditions and decisions by manufacturers/publishers to discontinue certain products or product lines can affect our decision to write down inventories.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test. Otherwise, the goodwill impairment test is not required. The quantitative goodwill impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company has three reporting units, which are the same as our operating segments. Multiple valuation techniques can be used to assess the fair value of the reporting unit. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

Intangible Assets

We amortize intangible assets acquired in business combinations using the straight-line method over the following estimated economic lives of the intangible assets from the date of acquisition:

Estimated Economic Life
Customer relationships	2 –11 years
Tradenames and Restrictive Covenant Agreements	9 months –3 years

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Trade Credits

Trade credit liabilities arise from aged unclaimed credit memos, duplicate payments, payments for returned product or overpayments made to us by our clients, and, to a lesser extent, from goods received by us from a partner for which we were never invoiced. Trade credit liabilities are included in accrued expenses and other current liabilities in our consolidated balance sheets. We derecognize the liability only if it has been extinguished, upon either (1) our payment of the liability to relieve our obligation or (2) our legal release from the related obligation, which is recorded as a reduction of costs of goods sold.

Self-Insurance

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $53,227,000, $48,114,000 and $45,146,000 in 2017, 2016 and 2015, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2017. We monitor our clients’ financial condition and do not require collateral. Sales to the U.S. federal government, which are diversified across multiple agencies and departments, collectively accounts for approximately 9% of our 2017 net sales. Excluding these sales to the federal government, we are not reliant on any one client. No single client accounted for more than 4% of our consolidated net sales in 2017.

Supplier Risk

Purchases from Microsoft accounted for approximately 26% of our aggregate purchases in 2017. No other partner accounted for more than 10% of purchases in 2017. Our top five partners as a group for 2017 were Microsoft, Cisco Systems, Tech Data (a distributor), Dell and HP Inc., and approximately 60% of our total purchases during 2017 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred. Advertising expense of $47,053,000, $37,565,000 and $33,568,000 was recorded in 2017, 2016 and 2015, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

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

Foreign Currencies

We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income, net of tax – foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported as a separate component of non-operating (income) expense in our consolidated statements of operations.

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

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net earnings	$90,683	$84,690	$75,851

Denominator:
Weighted-average shares used to compute basic EPS	35,741	36,102	37,984
Dilutive potential common shares due to dilutive RSUs, net of tax effect	466	336	291

Weighted-average shares used to compute diluted EPS	36,207	36,438	38,275

Net earnings per share:
Basic	$2.54	$2.35	$2.00

Diluted	$2.50	$2.32	$1.98

In 2017, 2016 and 2015, approximately 40,000, 36,000 and 1,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The new standard requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The new standard is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. We adopted this new standard when we performed our annual goodwill impairment analysis for 2017 in the fourth quarter of 2017 and applied it prospectively. The adoption of this standard did not have a material effect on our consolidated financial statements. See “Goodwill” above for further details about our test for goodwill impairment.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash.” The new standard requires companies to include cash and cash equivalents that have restrictions on withdrawal or use within total cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard is required to be adopted retrospectively. We plan to adopt this new standard in the first quarter of 2018 and do not expect the adoption to have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The new standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows. The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard is required to be adopted retrospectively. We plan to adopt this new standard in the first quarter of 2018 and do not expect the adoption to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. This new standard increases volatility in the statement of operations by requiring all excess tax benefits and deficiencies to be recognized as income tax benefit or expense in the statement of operations and treated as discrete items in the period in which they occur. We adopted the new standard as of January 1, 2017, and prospectively applied the provisions in this guidance requiring recognition of excess tax benefits and deficits in the statement of operations, which resulted in an income tax benefit of $2,483,000 for the year ended December 31, 2017. The corresponding increase in net earnings equated to $0.07 per diluted share during the year ended December 31, 2017. Also, as a result of the adoption of the new standard, we made an accounting policy election to recognize forfeitures as they occur and no longer estimate expected forfeitures. The provisions in this guidance requiring the use of a modified retrospective transition method would have required us to record a cumulative effect adjustment in retained earnings as of January 1, 2017. We elected not to adjust retained earnings and to record such cumulative effect adjustment as stock-based compensation in the first quarter of 2017 on the basis of immateriality. Lastly, we applied the provisions of this guidance relating to classification on the statement of cash flows retrospectively. As a result, excess tax benefits from employee gains on stock-based compensation of $323,000 and $592,000 were reclassified from cash flows from financing activities to cash flows from operating activities for the years ended December 31, 2016 and 2015, respectively, to conform to the current period presentation.

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

In January 2016, the FASB issues ASU No. 2016-01, “Financial Instruments Overview: Recognition and Measurement of Financial Assets and Financial Liabilities.” The new standard amends the guidance on the classification and measurement of financial instruments and changes the accounting for investments in equity securities. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and early adoption is permitted. We plan to adopt this new standard in the first quarter of 2018 and do not expect the adoption to have a material effect on our consolidated financial statements.

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

We will adopt the standard as of January 1, 2018, and will utilize the modified retrospective transition method. While we are still finalizing our accounting policies under the new standard and are in the process of quantifying the cumulative effect adjustment from prior periods that will be recognized in our consolidated balance sheet as of the date of adoption as an adjustment to retained earnings, to date we have concluded:

•	In sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we will change to record both the software license and the accompanying software maintenance on a net basis, as the agent in the arrangement. Under current guidance, we bifurcate the sale of the software license from the sale of the maintenance contract, record the sale of the software product on a gross basis, as the principal in the arrangement, and record the sale of the software maintenance on a net basis, as an agent in the arrangement. This change will lead us to report lower net sales in future periods related to security software products. This change will have no effect on gross profit dollars, but all other things being equal, gross margin for these specific sales would increase compared to prior years.

•	The accounting for inventories not available for sale, otherwise known as bill and hold arrangements, will change such that a portion of revenue under the contracts will be recognized earlier than we are recognizing under current accounting standards. Bill and hold arrangements are inventory balances owned and paid for by our clients, but for which we are warehousing the product and will be deploying it to the clients’ locations in a future period.

•	The accounting for renewals of certain software term licenses will change to delay revenue recognition until the beginning of the renewal period. Under current guidance, we recognize revenue as the renewal order is completed. We do not believe this change will have a material effect on our sales or profitability trends, as it is only a change in timing of recognition between periods.

•	Sales commissions on contracts with performance periods that exceed one year will be recorded as an asset and amortized to expense over the related contract performance period as opposed to being expensed in the period the transaction is generated.

Our analysis and evaluation of the new standard will continue through to when we publish our first quarter of 2018 results. A substantial amount of work has been completed, and findings and progress to date have been reported to management and the Audit Committee. Although we currently believe that the changes overall resulting from the adoption of the new standard will not lead to operating trends that are materially different than we reported in prior years, our evaluation of the effects is still being finalized. Currently, we estimate the total cumulative effect adjustment from prior periods that will be recognized in our consolidated balance sheet as of the date of adoption as an adjustment to retained earnings to be less than $10,000,000, on a pretax basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Software	$171,701	$159,442
Buildings	65,468	63,253
Equipment	103,542	93,553
Furniture and fixtures	38,459	36,526
Leasehold improvements	25,981	21,132
Land	5,179	5,131

	410,330	379,037
Accumulated depreciation and amortization	(335,078)	(308,127)

Property and equipment, net	$75,252	$70,910

We periodically assess whether any indicators of impairment existed related to our property and equipment. We incurred non-cash charges of $418,000 and $535,000 during 2017 and 2015, respectively, to write-off certain property and equipment. No such charges were incurred in 2016.

Depreciation and amortization expense related to property and equipment was $25,787,000, $27,493,000 and $26,649,000 in 2017, 2016 and 2015, respectively. Interest charges capitalized in connection with internal-use software development projects in 2017, 2016 and 2015 were immaterial.

(3) Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2017 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$379,617	$151,439	$13,973	$545,029
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2016	(507)	—	6,957	6,450

Balance at December 31, 2016	55,688	—	6,957	62,645
Goodwill acquired during 2017	64,140	4,041	605	68,786

Balance at December 31, 2017	$119,828	$4,041	$7,562	$131,431

On September 26, 2017, we acquired Caase.com, which has been integrated into our EMEA business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $4,041,000 was recorded as goodwill in the EMEA reporting unit (see Note 21). The primary driver for this acquisition was to strengthen our ability to deliver Intelligent Technology Solutions to our clients in the Netherlands, with a view to expand into the wider European region in the near future.

On January 6, 2017, we acquired Datalink, which has been integrated into our North America business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $64,140,000 was recorded as goodwill in the North America reporting unit (see Note 21). The primary driver for this acquisition was to strengthen our position as a leading IT solutions provider with deep technical talent delivering data center solutions to clients on premise or in the cloud.

On September 1, 2016, we acquired Ignia, which has been integrated into our APAC business. Under the purchase method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $6,957,000 was recorded as goodwill in the APAC reporting unit (see Note 21). The primary driver for this acquisition was to expand our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our unique position to bring solutions powered by Intelligent Technology™ to our clients in the Asia-Pacific region. The change in goodwill in our APAC operating segment as of December 31, 2017 compared to the balance as of December 31, 2016 resulted from a final working capital adjustment of $35,000 during the year and foreign currency translation adjustments associated with the goodwill balance.

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

During 2017, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2017. The results of the goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units, estimated using the market approach, were in excess of their respective carrying values.

(4) Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2017	2016
Customer relationships	$133,660	$41,711
Other	4,475	1,978

	138,135	43,689
Accumulated amortization	(37,357)	(22,982)

Intangible assets, net	$100,778	$20,707

In March and December 2017, respectively, the customer relationship intangible assets associated with the 2012 acquisition of Inmac and the 2011 acquisition of Ensynch were fully amortized. As such, the gross intangible assets balance and the accumulated amortization balance were both reduced by approximately $2,516,000, which had no effect on the net intangible assets balance reported in the accompanying consolidated balance sheet as of December 31, 2017.

In September 2016, the customer relationship intangible assets associated with the 2006 acquisition of Software Spectrum Inc. and the 2008 acquisition of MINX Limited in the United Kingdom were fully amortized. As such, the gross intangible assets balance and the accumulated amortization balance were both reduced by approximately $81,817,000, which had no effect on the net intangible assets balance reported in the accompanying consolidated balance sheet as of December 31, 2016.

During 2017, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized in 2017, 2016 and 2015 was $16,812,000, $10,637,000 and $11,308,000, respectively. Future amortization expense for the remaining unamortized balance as of December 31, 2017 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2018	$14,260
2019	11,690
2020	11,677
2021	11,638
2022	11,638
Thereafter	39,875

Total amortization expense	$100,778

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5) Accounts Payable - Inventory Financing Facility

We have entered into an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. These amounts are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets.

The aggregate availability for vendor purchases under our inventory financing facility is $325,000,000. From time to time and at our option, we may request to increase the aggregate amount available under the inventory financing facility by up to an aggregate of $25,000,000, subject to customary conditions. The facility matures on June 23, 2021. Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods. Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (typically 60 days). We impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility. Imputed interest of $6,736,000, $3,385,000 and $3,406,000 was recorded in 2017, 2016 and 2015, respectively. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

(6) Debt, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
Senior revolving credit facility	$117,500	$—
Term Loan A (less unamortized debt issuance costs of $873)	165,377	—
Accounts receivable securitization financing facility	25,000	39,500
Capital leases and other financing obligations	5,291	1,231

Total	313,168	40,731
Less: current portion of long-term debt	(16,592)	(480)

Long-term debt	$296,576	$40,251

Our senior revolving credit facility (“revolving facility”) is used for general corporate purposes, which may include acquisitions and share repurchases, and may be used for borrowings in certain foreign currencies and for letters of credit, in each case up to specified sublimits. The revolving facility has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000. On January 6, 2017, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). Pricing and all other general terms and conditions of the TLA are governed by the existing revolving facility. The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021. The revolving facility and TLA are guaranteed by the Company’s material domestic subsidiaries and are secured by a lien on substantially all of the Company’s and each guarantor’s assets.

The interest rates applicable to borrowings under the revolving facility and the TLA are based on the leverage ratio of the Company as set forth on a pricing grid in the agreement. Amounts outstanding under the revolving facility and TLA bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%. The floating interest rate applicable at December 31, 2017 was 3.49% per annum for the revolving facility and 3.57% per annum for the TLA. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%. During 2017, 2016 and 2015, due to availability under our ABS facility, weighted average borrowings under our revolving facility were $63,604,000, $35,811,000 and $21,987,000, respectively. Interest expense associated with the revolving facility and TLA was $8,491,000, $2,191,000 and $1,813,000 in 2017, 2016 and 2015, respectively, including the commitment fee and amortization of deferred financing fees. As of December 31, 2017, we had $117,500,000 outstanding under our revolving facility and approximately $166,250,000 outstanding under the TLA. See discussion of the maximum leverage ratio under “Debt Covenants” below. The revolving facility matures on June 23, 2021.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our accounts receivable securitization financing facility (“ABS facility”) has a maximum aggregate borrowing availability of $250,000,000 and matures on June 23, 2019. Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us. The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements. The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to independent financial institution purchasers under the ABS facility (“Purchasers”), which is administered by an independent financial institution agent. The SPE’s assets are available first and foremost to satisfy the claims of the Purchasers, and we cannot convey any interest in the receivables sold to the Purchasers (or allow any adverse claims on the receivables) without the consent of the Purchasers. In addition, the SPE is required to maintain a minimum capital amount and various reserves pursuant to the terms of the ABS facility. We maintain effective control over the receivables that are sold. Accordingly, the receivables remain recorded on our consolidated balance sheets. At December 31, 2017 and 2016, the SPE owned $1,141,520,000 and $936,467,000, respectively, of receivables recorded at fair value and included in the accompanying consolidated balance sheets. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of December 31, 2017, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $25,000,000 was outstanding. See discussion of the maximum leverage ratio under “Debt Covenants” below.

Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2017 was 2.41% per annum, including a 0.85% usage fee on any outstanding balances. In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%. During the years ended December 31, 2017, 2016 and 2015, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and the amortization of deferred financing fees, were 2.4%, 1.9% and 1.6%, respectively. Weighted average borrowings under our ABS facility in 2017, 2016 and 2015 were $153,759,000, $145,376,000 and $112,101,000, respectively.

Debt Covenants

Our revolving facility, our TLA and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivables requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified period of time. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities was increased to 3.50 times trailing twelve-month adjusted earnings in conjunction with the acquisition of Datalink effective January 6, 2017. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of December 31, 2017, our aggregate debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $766,250,000, of which $117,500,000 was outstanding under our revolving facility, $166,250,000 was outstanding under our TLA and $25,000,000 was outstanding under our ABS facility at December 31, 2017.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital Lease and Other Financing Obligations

In August 2017, we entered into two 12-month capital leases for certain IT equipment. In May 2017 and March 2016, we entered into capitalized leases with 36-month terms for certain IT equipment. The capital leases were non-cash transactions and, accordingly, have been excluded from our consolidated statements of cash flows for the years ended December 31, 2017 and 2016.

Future minimum payments under the capitalized leases consist of the following as of December 31, 2017 (in thousands):

Years Ending December 31,
2018	$1,550
2019	1,016
2020	381

Total minimum lease payments	2,947
Less amount representing interest	(145)

Present value of minimum lease payments	$2,802

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors. In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. At December 31, 2017, these financing obligations totaled $2,489,000. No amounts were owed under other financing agreements as of December 31, 2016.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2017 and 2016.

(7) Operating Leases

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment. Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options. We recognize rent expense on a straight-line basis over the lease term. Rental expense for these third-party operating leases was $19,126,000, $14,444,000 and $14,737,000 in 2017, 2016 and 2015, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are as follows (in thousands):

Years Ending December 31,
2018	18,601
2019	16,617
2020	12,122
2021	9,170
2022	6,966
Thereafter	12,023

Total minimum lease payments	$75,499

Amounts in the table above exclude approximately $1.6 million in each of 2018 and 2019 in non-cancellable rental income.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8) Severance and Restructuring Activities

During 2017, 2016 and 2015, we recorded severance expense associated with the elimination of certain positions based on a re-alignment of roles and responsibilities and a continued review of resource needs. Charges in North America included severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink in January 2017, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2017 and early in 2016. Charges in EMEA included ongoing restructuring activities, primarily in France, Germany, the United Kingdom and the Netherlands, as part our cost reduction and restructuring initiatives in the region. The APAC charges primarily related to severance actions taken subsequent to the acquisition of Ignia. The following table details the activity for each of the three years in the period ending December 31, 2017 related to these resource actions, and the outstanding obligations as of December 31, 2017 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2014	$857	$2,971	$—	$3,828
Severance costs, net of adjustments	1,126	3,781	—	4,907
Cash payments	(1,456)	(3,534)	—	(4,990)
Foreign currency translation adjustments	(22)	(235)	—	(257)

Balances at December 31, 2015	505	2,983	—	3,488
Severance costs, net of adjustments	2,966	1,496	118	4,580
Cash payments	(2,524)	(3,239)	(118)	(5,881)
Foreign currency translation adjustments	—	(23)	—	(23)

Balances at December 31, 2016	947	1,217	—	2,164
Severance costs, net of adjustments	4,010	4,888	104	9,002
Cash payments	(3,336)	(3,597)	(89)	(7,022)
Foreign currency translation adjustments	10	486	—	496

Balances at December 31, 2017	$1,631	$2,994	$15	$4,640

Immaterial adjustments were recorded as a reduction to severance and restructuring expense in each of 2017, 2016 and 2015, due to changes in estimates.

The remaining outstanding obligations as of December 31, 2017 are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

(9) Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2017	2016	2015
North America	$9,697	$8,096	$6,648
EMEA	2,737	2,530	1,908
APAC	392	432	366

Total Consolidated	$12,826	$11,058	$8,922

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

The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2017, of the 7,250,000 shares of common stock reserved and available for grant under the Plan, 3,215,540 shares of common stock remain available for grant under the Plan.

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

As of December 31, 2017, total compensation cost related to nonvested RSUs not yet recognized is $17,483,000, which is expected to be recognized over the next 1.25 years on a weighted-average basis.

The following table summarizes our RSU activity during 2017:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,067,557	$25.37
Granted	369,438	$44.12
Vested, including shares withheld to cover taxes	(466,839)	$24.88	$20,284,762	(a)

Forfeited	(78,043)	$32.16

Nonvested at the end of year	892,113	$32.86	$34,159,007	(b)

(a)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2016 and 2015 was $9,235,102 and $9,168,784, respectively.
(b)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $38.29 as of December 29, 2017 (December 31, 2017 was not a trading day), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2017, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2017, 2016 and 2015 of 122,255, 84,953 and 85,652, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2017, 2016 and 2015, total payments for our teammates’ tax obligations to the taxing authorities were $5,318,000, $2,219,000 and $2,265,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

(10) Assets Held for Sale

In May 2016, we sold real estate that we owned in Bloomingdale, Illinois that was previously classified as a held for sale asset and included in other current assets in the accompanying consolidated balance sheet as of December 31, 2015. In previous years, we recorded non-cash charges to reduce the carrying amount of the related assets to their estimated fair value less costs to sell. During the second quarter of 2016, we recorded a gain on sale of approximately $338,000, which is included in selling and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2016.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Income Taxes

The following table presents the United States (“U.S.”) and foreign components of earnings before income taxes and the related income tax expense (in thousands):

Earnings before income taxes:

	Years Ended December 31,
	2017	2016	2015
United States	$119,330	$99,095	$90,575
Foreign	39,768	40,363	28,601

	$159,098	$139,458	$119,176

Income tax expense:

	Years Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$31,067	$27,947	$24,369
U.S. State and local	3,636	2,200	2,705
Foreign	14,573	14,104	11,077

	49,276	44,251	38,151

Deferred:
U.S. Federal	20,327	10,395	5,104
U.S. State and local	(427)	1,088	602
Foreign	(761)	(966)	(532)

	19,139	10,517	5,174

	$68,415	$54,768	$43,325

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2017		2016		2015
Statutory federal income tax rate	$55,684	35.0%	$48,810	35.0%	$41,712	35.0%
State income tax expense, net of federal income tax benefit	2,808	1.8	3,368	2.4	3,180	2.7
Audits and adjustments, net	(313)	(0.2)	(1,039)	(0.7)	(886)	(0.7)
Change in valuation allowances	2,472	1.5	3,742	2.7	2,944	2.5
Foreign income taxed at different rates	(6,057)	(3.8)	(6,611)	(4.7)	(5,729)	(4.8)
U.S. mandatory deemed repatriation	5,625	3.5	—	—	—	—
Adjustment of net deferred tax assets for enacted U.S. federal tax reform	7,738	4.9	—	—	—	—
Change in U.S. tax law applicable to certain foreign entities	—	—	2,577	1.8	—	—
Non-deductible compensation	571	0.4	518	0.4	474	0.4
Other, net	(113)	(0.1)	3,403	2.4	1,630	1.3

Effective tax rate	$68,415	43.0%	$54,768	39.3%	$43,325	36.4%

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act. As part of the change in tax law, beginning in 2018, the U.S. statutory federal income tax rate was reduced from 35% to 21%. This reduction required a remeasurement of our deferred tax balances that resulted in an increase in our 2017 income tax expense. In addition, the change in tax law included provisions requiring mandatory deemed repatriation of undistributed foreign earnings. In 2017, we recorded a tax charge totaling $13,363,000 in connection with the enactment of the U.S. Tax Cuts and Jobs Act. Due to the enactment date and complexities of the new law, we have not completed our accounting related to these items. In accordance with Staff Accounting Bulletin 118, issued on December 22, 2017, we have concluded that the U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are provisional amounts.

A change in U.S. tax law was enacted in December 2016 related to the taxation of foreign currency translation gains or losses arising from qualified business units. The change, which increased our U.S. federal income taxes, affects our foreign entities that are treated as branches for U.S. tax purposes. The “Other, net” line item in the schedule above includes $349,000 and $1,296,000 related to the effect of non-deductible acquisition-related expenses incurred during 2017 and 2016, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For foreign entities not treated as branches for U.S. tax purposes, historically, we did not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as these earnings were considered to be reinvested and, in the opinion of management, would continue to be reinvested indefinitely outside of the United States. As a result of U.S. federal tax reform enacted during December 2017, all undistributed foreign earnings are deemed distributed.

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$25,418	$18,964
Foreign tax credits	21,346	13,115
Accruals	5,921	6,426
Goodwill and other intangibles	4,717	35,523
Stock-based compensation	3,023	4,238
Accounts receivable	2,124	2,547
Inventories	1,930	2,598
Property and equipment	1,111	705
Deferred revenue	600	468
Other	335	55

Gross deferred tax assets	66,525	84,639
Valuation allowances	(45,995)	(30,972)

Total deferred tax assets	20,530	53,667

Deferred tax liabilities:
Goodwill and other intangibles	(1,587)	(1,221)
Accrued withholding tax	(1,452)	—
Prepaid expenses	(369)	(204)
Other	(775)	(795)

Total deferred tax liabilities	(4,183)	(2,220)

Net deferred tax assets	$16,347	$51,447

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Net non-current deferred tax assets	$17,064	$52,347
Net non-current deferred tax liabilities	(717)	(900)

Net deferred tax assets	$16,347	$51,447

As of December 31, 2017, we have a federal net operating loss carryforward (“NOL”) of $1,455,000 and U.S. state NOLs of $1,977,000 that will expire between 2018 and 2036. We also have NOLs from various non-U.S. jurisdictions of $87,056,000. While the majority of the non-U.S. NOLs have no expiration date, $6,258,000 will expire between 2018 and 2024.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2017 and 2016, our valuation allowances totaled $45,995,000 and $30,972,000, respectively, representing non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2017	2016
Valuation allowances at beginning of year	$30,972	$28,750
Increase in income tax expense	2,472	3,742
U.S. federal tax reform	11,623	—
Foreign currency translation adjustments	2,865	(1,035)
Other	(1,937)	(485)

Valuation allowances at end of year	$45,995	$30,972

The increase in our valuation allowance related to U.S. federal tax reform in the table above was primarily related to U.S. mandatory deemed repatriation.

Various taxing jurisdictions are examining our tax returns for certain tax years. Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2017 and 2016, we had approximately $4,273,000 and $2,246,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $287,000 and $195,000, respectively, related to accrued interest. A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2016	$2,051
Additions for tax positions added through acquisition	2,484
Subtractions for tax positions in prior periods	(59)
Additions for tax positions in current period	867
Additions due to foreign currency translation	53
Subtractions due to audit settlements and statute expirations	(1,410)

Balance at December 31, 2017	$3,986

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

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions. In the United States, federal income tax returns for 2014, 2015, 2016 and 2017 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(12) Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $117,500,000 outstanding under our revolving facility, $166,250,000 outstanding under our TLA and $25,000,000 outstanding under our ABS facility at December 31, 2017. The interest rate attributable to the borrowings under our revolving facility, our TLA and our ABS facility was 3.49%, 3.57% and 2.41%, respectively, per annum at December 31, 2017. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

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

We use foreign exchange forward contracts to mitigate risk associated with certain non-functional currency assets and liabilities from fluctuations in foreign currency exchange rates. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less. We currently enter into approximately four foreign exchange forward contracts per month with an average notional value of $10,610,000 and an average maturity of approximately nine days.

Our derivative financial instruments as of December 31, 2017 were not material. The effect of our derivative financial instruments on our results of operations during the years ended December 31, 2017, 2016 and 2015 were a gain of $159,000, a loss of $2,722,000 and a loss of $942,000, respectively. These amounts are reported within the net foreign currency exchange (gain) loss line item in our consolidated statements of operations.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1). The estimated fair values of our long-term debt balances approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

(15) Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $14,083,000, $7,684,000 and $7,190,000 for 2017, 2016 and 2015, respectively.

(16) Share Repurchase Programs

In February 2016, February 2015 and October 2014, our Board of Directors authorized share repurchase programs of $50,000,000, $75,000,000 and $25,000,000, respectively. No share repurchase program was authorized in 2017. The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2017, 2016 and 2015, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2017	—	$—	$—
2016	1,891	26.43	50,000
2015	3,300	27.83	91,843

Total	5,191		$141,843

All shares repurchased were retired.

On February 13, 2018, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. Our share repurchases will be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.

(17) Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2017, we had approximately $1,962,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2017. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2017. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

(18) Supplemental Financial Information

Additions and deductions related to the allowance for doubtful accounts receivable for 2017, 2016 and 2015 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2017	$9,138	$5,245	$(4,225)	$10,158

Year ended December 31, 2016	$11,872	$2,452	$(5,186)	$9,138

Year ended December 31, 2015	$19,336	$6,761	$(14,225)	$11,872

During 2015, we undertook a project to analyze our older accounts receivable to attempt further collection action, or where appropriate, to write off such accounts as uncollectible. Since these aged accounts receivable had been fully reserved against, the write off was accomplished through the elimination of the associated allowance, with no effect on net accounts receivable balances. The reduction of the allowance for doubtful accounts to $11,872,000 at December 31, 2015 was a direct result of the write off of these older fully reserved accounts receivable as well as an overall improvement in managing the receivables portfolio. The reduction of the reserve during 2015 related to these actions had no effect on our results of operations.

(19) Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$10,976	$3,782	$2,866

Cash paid during the year for income taxes, net of refunds	$55,470	$39,051	$41,062

Non-cash investing activities for 2017, 2016 and 2015 included $159,000, $791,000 and $662,000, respectively, of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash.

(20) Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

During the year ended December 31, 2017, subsequent to our acquisition of Datalink, our consolidated net sales from the provision of services approximated 10%. As such, for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods on the face of our consolidated statement of operations. For comparability purposes, net sales and costs of goods sold for the years ended December 31, 2016 and 2015 have been expanded to conform to the current year presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In conjunction with these changes in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, our sales mix among our hardware, software and services categories for the years ended December 31, 2016 and 2015 has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported total net sales amounts. The following tables summarize net sales by offering for North America, EMEA and APAC including the effect of the reclassifications on the previously reported net sales by sales mix amounts for the years ended December 31, 2016 and 2015 (in thousands):

	North America Years Ended December 31,
Sales Mix	2017	2016	2015
		(As Reclassified)	(As Reclassified)
Hardware	$3,352,355	$2,454,889	$2,336,764
Software	1,310,118	1,146,808	1,157,168
Services	519,261	370,131	329,596

	$5,181,734	$3,971,828	$3,823,528

In North America, fees earned from activities reported on a net basis of $270,000 and $87,984,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, and fees earned from activities reported on a net basis of $24,000 and $74,101,000 that were previously reported as part of our hardware and software product categories, respectively, in 2015, were reclassified to services to conform to the current year presentation.

	EMEA Years Ended December 31,
Sales Mix	2017	2016	2015
		(As Reclassified)	(As Reclassified)
Hardware	$536,500	$481,505	$531,308
Software	710,452	762,427	756,373
Services	108,464	94,628	83,456

	$1,355,416	$1,338,560	$1,371,137

In EMEA, fees earned from activities reported on a net basis of $48,586,000 and $43,388,000 that were previously reported as part of our software product category in 2016 and 2015, respectively, were reclassified to services to conform to the current year presentation.

	APAC Years Ended December 31,
Sales Mix	2017	2016	2015
		(As Reclassified)	(As Reclassified)
Hardware	$27,907	$18,916	$14,327
Software	101,412	132,718	149,607
Services	37,154	23,493	14,491

	$166,473	$175,127	$178,425

In APAC, fees earned from activities reported on a net basis of $9,000 and $10,991,000 that were previously reported as part of our hardware and software product categories, respectively, in 2016, and fees earned from activities reported on a net basis of $6,000 and $8,439,000 that were previously reported as part of our hardware and software product categories, respectively, in 2015, were reclassified to services to conform to the current year presentation.

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2017, 2016 or 2015.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2017
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,662,473	$1,246,952	$129,319	$6,038,744
Services	519,261	108,464	37,154	664,879

Total net sales	5,181,734	1,355,416	166,473	6,703,623

Costs of goods sold:
Products	4,253,587	1,140,204	118,611	5,512,402
Services	236,470	24,902	11,279	272,651

Total costs of goods sold	4,490,057	1,165,106	129,890	5,785,053

Gross profit	691,677	190,310	36,583	918,570
Operating expenses:
Selling and administrative expenses	530,792	164,305	28,231	723,328
Severance and restructuring expenses	4,010	4,888	104	9,002
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	3,223	106	—	3,329

Earnings from operations	$153,652	$17,365	$8,248	$179,265

Total assets	$2,337,573	$530,242	$101,169	$2,968,984	*

	Year Ended December 31, 2016
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$3,601,697	$1,243,932	$151,634	$4,997,263
Services	370,131	94,628	23,493	488,252

Total net sales	3,971,828	1,338,560	175,127	5,485,515

Costs of goods sold:
Products	3,301,148	1,129,917	140,397	4,571,462
Services	145,199	22,956	2,796	170,951

Total costs of goods sold	3,446,347	1,152,873	143,193	4,742,413

Gross profit	525,481	185,687	31,934	743,102
Operating expenses:
Selling and administrative expenses	401,316	160,269	23,658	585,243
Severance and restructuring expenses	2,966	1,496	118	4,580
Acquisition-related expenses	4,278	—	169	4,447

Earnings from operations	$116,921	$23,922	$7,989	$148,832

Total assets	$2,204,351	$562,293	$119,778	$2,886,422	*

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2015
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$3,493,932	$1,287,681	$163,934	$4,945,547
Services	329,596	83,456	14,491	427,543

Total net sales	3,823,528	1,371,137	178,425	5,373,090

Costs of goods sold:
Products	3,196,297	1,167,113	149,943	4,513,353
Services	125,668	17,737	—	143,405

Total costs of goods sold	3,321,965	1,184,850	149,943	4,656,758

Gross profit	501,563	186,287	28,482	716,332
Operating expenses:
Selling and administrative expenses	396,603	165,879	22,424	584,906
Severance and restructuring expenses	1,126	3,781	—	4,907

Earnings from operations	$103,834	$16,627	$6,058	$126,519

Total assets	$1,999,485	$543,146	$114,973	$2,657,604	*

*	Consolidated total assets do not reflect intercompany eliminations and corporate assets of $283,333,000, $667,122,000 and $643,587,000 at December 31, 2017, 2016 and 2015, respectively.

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2017
Net sales	$4,933,805	$684,632	$1,085,186	$6,703,623
Total long-lived assets	$50,462	$14,783	$10,007	$75,252

2016
Net sales	$3,776,352	$671,999	$1,037,164	$5,485,515
Total long-lived assets	$46,774	$13,570	$10,566	$70,910

2015
Net sales	$3,645,876	$711,957	$1,015,257	$5,373,090
Total long-lived assets	$58,748	$16,810	$12,723	$88,281

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization of property and equipment:
North America	$20,241	$21,952	$22,239
EMEA	5,025	4,908	3,757
APAC	521	633	653

	25,787	27,493	26,649

Amortization of intangible assets:
North America	15,971	8,139	8,053
EMEA	73	1,951	2,834
APAC	768	547	421

	16,812	10,637	11,308

Total	$42,599	$38,130	$37,957

(21) Acquisitions

Caase.com

Effective September 26, 2017, we acquired Caase.com, a Dutch cloud service provider, for a purchase price, net of cash acquired, of approximately $6,038,000, subject to a final working capital adjustment. We believe that this acquisition strengthened our ability to deliver Intelligent Technology Solutions to our clients in the Netherlands, with a view to expand into the wider European region in the near future.

The total fair value of net identifiable assets acquired was approximately $2,107,000, including $68,000 of cash acquired and $2,039,000 of identifiable intangible assets, consisting primarily of customer relationships. The customer relationships identifiable intangible asset is being amortized using the straight-line method over its estimated economic life of 8 years. The preliminary purchase price was allocated under the acquisition method of accounting using the information available at the time. During the fourth quarter of 2017, we finalized the fair value assumptions for identifiable intangible assets acquired and reduced the fair value of identifiable intangible assets acquired by approximately $193,000. Goodwill initially recorded of approximately $4,117,000, which was recorded in our EMEA operating segment, was adjusted to $4,041,000 as of December 31, 2017 as a result of the net effects of the decrease in the value of acquired identifiable intangible assets noted previously, adjustments for deferred taxes and foreign currency translation adjustments. None of the goodwill is tax deductible. We will finalize the purchase price allocation in 2018 when the final working capital adjustment is agreed upon and paid and the evaluation of uncertain tax positions, which could lead to an adjustment of the purchase price allocation, is completed.

We consolidated the results of operations for Caase.com within our EMEA operating segment beginning on the effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Caase.com and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statements of operations.

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

The estimated fair values of current assets and liabilities (other than deferred revenue and related deferred costs) were based upon their historical costs on the date of acquisition due to their short-term nature. The majority of property and equipment were also estimated based upon historical costs as they approximated fair value. Certain long-term assets, including Datalink’s IT system, were written down to the estimated fair value based on the economic benefit expected to be realized from the assets following the acquisition. Deferred revenue acquired primarily represents monies collected prior to January 6, 2017 related to unearned revenues associated with support services to be performed in the future. The estimated fair value of deferred revenue of $65,500,000, which is included in current and long-term liabilities in the table above, was calculated using the adjusted fulfillment cost method as the present value of the costs expected to be incurred by a third party to perform the support services obligations acquired under various customer contracts, plus a reasonable profit associated with the performance effort. The deferred costs acquired represent monies paid prior to January 6, 2017 to purchase third party customer support contracts from manufacturers. The estimated fair value of the deferred costs of $48,029,000, which is included in current and other assets in the table above, was calculated in conjunction with the valuation of deferred revenue discussed above.

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

Amortization expense recognized for the period from the acquisition date through December 31, 2017 was $11,520,000.

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

The preliminary purchase price was allocated using information available at the time. During the second quarter of 2017, upon analysis of additional information affecting our estimate of the fair value of net assets acquired, we adjusted the purchase price allocation and reduced the goodwill balance by $945,000. During the remainder of 2017, no further adjustments to the purchase price allocation were made, and the purchase price allocation was finalized.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have consolidated the results of operations for Datalink since its acquisition on January 6, 2017. Consolidated net sales and gross profit for the year ended December 31, 2017 include $524,281,000 and $118,917,000, respectively, from Datalink. The following table reports pro forma information as if the acquisition of Datalink had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Year Ended December 31,
		2017	2016	2015
Net sales	As reported	$6,703,623	$5,485,515	$5,373,090
	Proforma	$6,707,533	$6,084,484	$6,033,750
Net earnings	As reported	$90,683	$84,690	$75,851
	Proforma	$92,276	$85,823	$75,696
Diluted earnings per share	As reported	$2.50	$2.32	$1.98
	Proforma	$2.55	$2.36	$1.98

Ignia

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

The total fair value of net identifiable assets acquired initially recorded was approximately $5,324,000, including $1,463,000 of cash acquired and $4,716,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight years and 27 months, respectively. The preliminary purchase price was allocated using the information available at the time. During the fourth quarter of 2016, we finalized the fair value assumptions for identifiable intangible assets acquired and reduced the fair value of identifiable intangible assets acquired by approximately $218,000. Goodwill initially recorded of approximately $7,248,000, which was recorded in our APAC operating segment, was adjusted to $6,957,000 as of December 31, 2016 as a result of the net effects of the decrease in the value of acquired identifiable intangible assets noted previously and foreign currency translation adjustments. None of the goodwill is tax deductible. We finalized the purchase price allocation in the second quarter of 2017 when the final working capital adjustment of $35,000 was agreed upon.

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

BlueMetal

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

(22) Sale of Foreign Entity

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

(23) Selected Quarterly Financial Information (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for 2017 and 2016 (in thousands, except per share data):

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net sales	$1,784,075	$1,757,973	$1,684,032	$1,477,543
Costs of goods sold	1,551,192	1,531,892	1,432,653	1,269,316

Gross profit	232,883	226,081	251,379	208,227
Operating expenses:
Selling and administrative expenses	184,554	180,390	180,752	177,632
Severance and restructuring expenses	2,791	494	1,022	4,695
Loss on sale of foreign entity	—	3,646	—	—
Acquisition-related expenses	—	106	276	2,947

Earnings from operations	45,538	41,445	69,329	22,953
Non-operating (income) expense:
Interest income	(346)	(227)	(205)	(431)
Interest expense	5,360	5,555	4,326	3,933
Net foreign currency exchange (gain) loss	(117)	341	251	380
Other expense, net	367	339	326	315

Earnings before income taxes	40,274	35,437	64,631	18,756
Income tax expense	26,106	13,025	24,376	4,908

Net earnings	$14,168	$22,412	$40,255	$13,848

Net earnings per share:
Basic	$0.40	$0.63	$1.13	$0.39

Diluted	$0.39	$0.62	$1.11	$0.38

Shares used in per share calculations:
Basic	35,809	35,787	35,765	35,602

Diluted	36,272	36,203	36,169	36,185

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net sales	$1,467,583	$1,392,716	$1,456,234	$1,168,982
Costs of goods sold	1,276,614	1,210,908	1,247,017	1,007,874

Gross profit	190,969	181,808	209,217	161,108
Operating expenses:
Selling and administrative expenses	145,066	143,872	150,186	146,119
Severance and restructuring expenses	1,527	788	909	1,356
Acquisition-related expenses	3,706	741	—	—

Earnings from operations	40,670	36,407	58,122	13,633
Non-operating (income) expense:
Interest income	(282)	(318)	(216)	(250)
Interest expense	2,271	2,517	1,992	1,848
Net foreign currency exchange (gain) loss	(520)	579	(153)	616
Other expense, net	311	352	359	268

Earnings before income taxes	38,890	33,277	56,140	11,151
Income tax expense	17,790	11,642	21,073	4,263

Net earnings	$21,100	$21,635	$35,067	$6,888

Net earnings per share:
Basic	$0.59	$0.61	$0.96	$0.19

Diluted	$0.59	$0.60	$0.96	$0.18

Shares used in per share calculations:
Basic	35,479	35,474	36,380	37,075

Diluted	35,963	35,790	36,612	37,386

INSIGHT ENTERPRISES, INC.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on the criteria established in COSO’s Internal Control – Integrated Framework.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The information required by this item can be found in our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

None.

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2017

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation (Schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.)	8-K	000-25092	2.1	November 7, 2016

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.5(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.6(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.7(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.8(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2017

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.9(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.10(2)	Employment Agreement between Insight Enterprises, Inc. and Dana A. Leighty, dated as of March 2, 2012	10-K	000-25092	10.12	February 22, 2013

10.11(2)	Managing Director Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.12(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13	Receivables Purchase Agreement dated as of December 31, 2002 among Insight Receivables, LLC, Insight Enterprises, Inc., Jupiter Securitization Corporation, Bank One NA, and the entities party thereto from time to time as financial institutions	10-K	000-25092	10.38	March 27, 2003

10.14	Amended and Restated Receivables Sale Agreement dated as of September 3, 2003 by and among Insight Direct USA, Inc. and Insight Public Sector, Inc. as originators, and Insight Receivables, LLC, as buyer	10-Q	000-25092	10.1	November 13, 2003

10.15	Amendment No. 1 to Receivables Purchase Agreement dated as of September 3, 2003	10-Q	000-25092	10.2	November 13, 2003

10.16	Amendment No. 2 to Receivables Purchase Agreement dated as of December 23, 2003 among Insight Receivables, LLC, Insight Enterprises, Inc. and Jupiter Securitization Corporation, Bank One NA	10-K	000-25092	10.42	March 11, 2004

10.17	Amendment No. 5 to Receivables Purchase Agreement dated as of March 25, 2005	10-Q	000-25092	10.4	May 9, 2005

10.18	Amendment No. 6 to Receivables Purchase Agreement dated as of December 19, 2005	8-K	000-25092	10.1	December 22, 2005

10.19	Amendment No. 7 to Receivables Purchase Agreement dated as of September 7, 2006	8-K	000-25092	10.2	September 8, 2006

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2017

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

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2017

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

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2017

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.31	Fourth Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	June 28, 2016

10.32	Second Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	June 28, 2016

10.33	Amendment to Receivables Purchase Agreement, dated as of June 23, 2016, among Insight Receivables, LLC, Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent	8-K	000-25092	10.3	June 28, 2016

10.34	Amendment No. 1 dated as of January 6, 2017 to Fourth Amended and Restated Credit Agreement, by and among Insight Enterprises, Inc., Insight Enterprises B.V. and Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-K	000-25092	10.34	February 2, 2017

10.35	Second Omnibus Reaffirmation Agreement, Amendment and Joinder to Loan Documents, dated as of January 6, 2017, by and among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and Datalink Corporation, as Resellers, the guarantors party thereto, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent and administrative agent, and the lenders party thereto	10-K	000-25092	10.35	February 2, 2017

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

24.1	Power of Attorney for Timothy A. Crown dated February 13, 2018					X

24.2	Power of Attorney for Richard E. Allen dated February 13, 2018					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 13, 2018					X

24.4	Power of Attorney for Linda Breard dated February 13, 2018					X

24.5	Power of Attorney for Catherine Courage dated February 13, 2018					X

24.6	Power of Attorney for Bennett Dorrance dated February 8, 2018					X

24.7	Power of Attorney for Michael M. Fisher dated February 13, 2018					X

24.8	Power of Attorney for Anthony A. Ibargüen dated February 13, 2018					X

24.9	Power of Attorney for Kathleen S. Pushor dated February 13, 2018					X

24.10	Power of Attorney for Girish Rishi dated February 13, 2018					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)	We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Linda Breard, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Steven W. Dodenhoff, Bennett Dorrance, Wolfgang Ebermann, Michael M. Fisher, Michael P. Guggemos, Anthony A. Ibargüen, Helen K. Johnson, Kenneth T. Lamneck, Dana A. Leighty, Kathleen S. Pushor and Girish Rishi. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(2)	Management contract or compensatory plan or arrangement.
(P)	Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer

Dated: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kenneth T. Lamneck Kenneth T. Lamneck	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2018

/s/ Glynis A. Bryan Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 23, 2018

/s/ Dana A. Leighty Dana A. Leighty	Vice President, Finance (principal accounting officer)	February 23, 2018

/s/ Timothy A. Crown* Timothy A. Crown	Chairman of the Board	February 23, 2018

/s/ Richard E. Allen* Richard E. Allen	Director	February 23, 2018

/s/ Bruce W. Armstrong* Bruce W. Armstrong	Director	February 23, 2018

/s/ Linda Breard* Linda Breard	Director	February 23, 2018

/s/ Catherine Courage* Catherine Courage	Director	February 23, 2018

/s/ Bennett Dorrance* Bennett Dorrance	Director	February 23, 2018

/s/ Michael M. Fisher* Michael M. Fisher	Director	February 23, 2018

/s/ Anthony A. Ibargüen* Anthony A. Ibargüen	Director	February 23, 2018

/s/ Kathleen S. Pushor* Kathleen S. Pushor	Director	February 23, 2018

/s/ Girish Rishi* Girish Rishi	Director	February 23, 2018

* By:	/s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact