Form 10-Q
period 2018-03-31
INSIGHT ENTERPRISES INC
filed 2018-05-03
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                     No  ☒

The number of shares outstanding of the issuer’s common stock as of April 27, 2018 was 35,436,195.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2018

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings and cash flows, cash uses and needs, the payment of accrued expenses and liabilities, the timing of the inventory shipments; the expected effects of seasonality on our business; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs and plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; expected tax changes; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100,237	$105,831
Accounts receivable, net of allowance for doubtful accounts of $10,101 and $10,158, respectively	1,751,321	1,814,560
Inventories	194,743	194,529
Inventories not available for sale	645	36,956
Other current assets	119,404	152,467

Total current assets	2,166,350	2,304,343
Property and equipment, net of accumulated depreciation and amortization of $325,608 and $335,078, respectively	75,579	75,252
Goodwill	131,403	131,431
Intangible assets, net of accumulated amortization of $40,949 and $37,357, respectively	97,158	100,778
Deferred income taxes	16,019	17,064
Other assets	85,902	56,783

	$2,572,411	$2,685,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$882,782	$899,075
Accounts payable—inventory financing facility	228,102	319,468
Accrued expenses and other current liabilities	175,147	175,860
Current portion of long-term debt	16,358	16,592
Deferred revenue	70,955	88,979

Total current liabilities	1,373,344	1,499,974
Long-term debt	245,569	296,576
Deferred income taxes	672	717
Other liabilities	72,225	44,915

	1,691,810	1,842,182

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,848 shares at March 31, 2018 and 35,829 shares at December 31, 2017 issued and outstanding	358	358
Additional paid-in capital	315,493	317,155
Retained earnings	584,423	550,220
Accumulated other comprehensive loss – foreign currency translation adjustments	(19,673)	(24,264)

Total stockholders’ equity	880,601	843,469

	$2,572,411	$2,685,651

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales:
Products	$1,582,155	$1,321,969
Services	180,748	155,574

Total net sales	1,762,903	1,477,543

Costs of goods sold:
Products	1,438,734	1,201,057
Services	84,164	68,259

Total costs of goods sold	1,522,898	1,269,316

Gross profit	240,005	208,227
Operating expenses:
Selling and administrative expenses	188,180	177,632
Severance and restructuring expenses	1,644	4,695
Acquisition-related expenses	—	2,947

Earnings from operations	50,181	22,953
Non-operating (income) expense:
Interest income	(153)	(431)
Interest expense	6,015	3,933
Net foreign currency exchange (gain) loss	(245)	380
Other expense, net	302	315

Earnings before income taxes	44,262	18,756
Income tax expense	11,517	4,908

Net earnings	$32,745	$13,848

Net earnings per share:
Basic	$0.91	$0.39

Diluted	$0.90	$0.38

Shares used in per share calculations:
Basic	35,913	35,602

Diluted	36,263	36,185

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net earnings	$32,745	$13,848
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments	4,591	7,280

Total comprehensive income	$37,336	$21,128

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$32,745	$13,848
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,433	6,830
Amortization of intangible assets	3,611	4,223
Provision for losses on accounts receivable	346	921
Write-downs of inventories	629	392
Write-off of property and equipment	303	—
Non-cash stock-based compensation	3,184	3,412
Deferred income taxes	979	(573)
Changes in assets and liabilities, net of acquisitions and sale of foreign entity:
Decrease in accounts receivable	188,138	182,710
Decrease (increase) in inventories	4,444	(22,257)
(Increase) decrease in other assets	(28,517)	1,043
Decrease in accounts payable	(97,104)	(334,221)
Increase in deferred revenue	16,177	9,808
Increase (decrease) in accrued expenses and other liabilities	20,377	(18,238)

Net cash provided by (used in) operating activities	150,745	(152,102)

Cash flows from investing activities:
Purchases of property and equipment	(5,044)	(10,052)
Acquisitions, net of cash and cash equivalents acquired	—	(180,859)

Net cash used in investing activities	(5,044)	(190,911)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	276,684	169,109
Repayments on senior revolving credit facility	(392,184)	(169,109)
Borrowings on accounts receivable securitization financing facility	1,024,000	918,500
Repayments on accounts receivable securitization financing facility	(955,000)	(762,000)
Borrowings under Term Loan A	—	175,000
Repayments under Term Loan A	(3,281)	—
Repayments under other financing agreements	(1,234)	(3,419)
Payments on capital lease obligations	(288)	(128)
Net repayments under inventory financing facility	(91,366)	(4,172)
Payment of debt issuance costs	—	(1,123)
Payment of payroll taxes on stock-based compensation through shares withheld	(2,884)	(4,526)
Repurchases of common stock	(7,679)	—

Net cash (used in) provided by financing activities	(153,232)	318,132

Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	1,937	5,820

Decrease in cash, cash equivalents and restricted cash	(5,594)	(19,061)
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946

Cash, cash equivalents and restricted cash at end of period	$101,851	$186,885

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2018 and our results of operations and cash flows for the three months ended March 31, 2018 and 2017. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations include the results of Datalink Corporation (“Datalink”) from its acquisition date of January 6, 2017 and Caase Group B.V. (referred to herein as, “Caase.com”) from its acquisition date of September 26, 2017.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

Other than the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” effective as of January 1, 2018, as discussed in Note 2, there have been no material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 that affect or may affect our current financial statements.

We adopted ASU No. 2016-18, “Restricted Cash,” ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” and ASU No. 2016-01, “Financial Instruments Overview: Recognition and Measurement of Financial Assets and Financial Liabilities,” effective January 1, 2018. The adoption of these new standards did not have a material effect on our consolidated financial statements.

As a result of the adoption of ASU No. 2016-18, we began including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows for the three months ended March 31, 2018. Amounts shown in the statement of cash flows for the three months ended March 31, 2017 were reclassified to conform to the current period presentation. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$100,237	$105,831
Restricted cash included in other current assets	10	46
Restricted cash included in other non-current assets	1,604	1,568

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$101,851	$107,445

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$183,709	$202,882
Restricted cash included in other current assets	78	51
Restricted cash included in other non-current assets	3,098	3,013

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$186,885	$205,946

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions. Restricted cash shown in the statement of cash flows for the three months ended March 31, 2017 also includes funds deposited with a financial institution in Australia to provide a guarantee on our behalf as security for any funds we might draw under our revolving loan facility in China. The deposited funds were restricted in that we could not withdraw them as long as the related loan facility was in place. These amounts were reported in other non-current assets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. New Accounting Standard – Sales Recognition

We adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”) with a date of initial application of January 1, 2018. Topic 606 also includes Subtopic 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” which requires the deferral of incremental costs of obtaining a contract with a customer. As a result, we changed our accounting policy for sales recognition and incremental costs of obtaining a contract with a customer as detailed below.

We applied Topic 606 using the modified retrospective transition method. Upon initially applying the new standard, the net cumulative effect from prior periods of applying the guidance in Topic 606 was recognized as a cumulative effect adjustment to the opening balance of retained earnings in our consolidated balance sheet as of January 1, 2018. Additionally, we have elected the option to only account for contracts that remained open as of the January 1, 2018 transition date in accordance with Topic 606. Revenue recognition for contracts for which substantially all of the revenue was recognized in accordance with the revenue guidance in effect before January 1, 2018 has not been changed. The comparative information as of December 31, 2017 and for the years ended December 31, 2017 and 2016 have not been adjusted and continue to be reported under the previously applicable accounting standards. The details of the significant changes and quantitative impact of the changes are set forth below.

•	In sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we changed our accounting to record both the software license and the accompanying software maintenance on a net basis, as the agent in the arrangement, given the predominant nature of the goods and services provided to the customer. Under previous guidance, we bifurcated the sale of the software license from the sale of the maintenance contract, recorded the sale of the software product on a gross sales recognition basis and recorded the sale of the software maintenance on a net sales recognition basis. This change has no effect on reported gross profit dollars associated with these transactions.

•	The accounting for inventories not available for sale, otherwise known as bill and hold arrangements, changed such that a portion of revenue under the contracts is recognized earlier than we were recognizing under previous accounting standards. Bill and hold arrangements are inventory balances owned by our clients that we are warehousing and will be deploying to the clients’ locations in a future period.

•	The accounting for renewals of certain software term licenses changed to delay revenue recognition until the beginning of the renewal period. Under previous guidance, we recognized revenue as the renewal order was completed.

•	The accounting for certain contracts with our clients that include payment terms that exceed one year changed such that we recognize revenue at the point in time when control of the product is transferred to the client or over the period of time that the service is provided to the client. To the extent that a significant financing component exists in these arrangements, we will record interest income associated with the financing component of the arrangement over the payment terms of the arrangement. Under previous guidance, we deferred revenue recognition under these contracts until payments became due as a result of the extended payment terms.

•	The timing of revenue recognition for certain services contracts also changed to align with an appropriate input or output method. For example, the timing of revenue recognition for certain services contracts with stated milestone terms changed to an earlier point in time when control transfers to the customer. Under previous guidance, we recognized revenue based on the milestones stated in the contract with our customer.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

•	The accounting for sales commissions on contracts with performance periods that exceed one year changed such that we record such sales commissions as an asset and amortize them to expense over the related contract performance period. Under previous guidance, sales commissions were expensed in the period the transaction was generated.

The total cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as of January 1, 2018 as an adjustment to retained earnings was $7,176,000.

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated financial statements as of March 31, 2018 and for the three months then ended (in thousands):

BALANCE SHEET AT MARCH 31, 2018

	As Reported	Adjustments	Pre-Topic 606 Adoption
Cash and cash equivalents	$100,237	$—	$100,237
Accounts receivable, net	1,751,321	(80,928)	1,670,393
Inventories	194,743	—	194,743
Inventories not available for sale	645	65,470	66,115
Other current assets	119,404	34,790	154,194

Total current assets	2,166,350	19,332	2,185,682
Property and equipment, net	75,579	—	75,579
Goodwill	131,403	—	131,403
Intangible assets, net	97,158	—	97,158
Deferred income taxes	16,019	—	16,019
Other assets	85,902	(28,709)	57,193

	$2,572,411	$(9,377)	$2,563,034

Accounts payable – trade	$882,782	$(27,199)	$855,583
Accounts payable – inventory financing facility	228,102	—	228,102
Accrued expenses and other current liabilities	175,147	(13,000)	162,147
Current portion of long-term debt	16,358	—	16,358
Deferred revenue	70,955	65,146	136,101

Total current liabilities	1,373,344	24,947	1,398,291
Long-term debt	245,569	—	245,569
Deferred income taxes	672	—	672
Other liabilities	72,225	(26,269)	45,956

	1,691,810	(1,322)	1,690,488

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	358	—	358
Additional paid-in capital	315,493	—	315,493
Retained earnings	584,423	(7,991)	576,432
Accumulated other comprehensive loss – foreign currency translation adjustments	(19,673)	(64)	(19,737)

Total stockholders’ equity	880,601	(8,055)	872,546

	$2,572,411	$(9,377)	$2,563,034

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018

	As Reported	Adjustments	Pre-Topic 606 Adoption
Net sales:
Products	$1,582,155	$(9,497)	$1,572,658
Services	180,748	(1,996)	178,752

Total net sales	1,762,903	(11,493)	1,751,410

Costs of goods sold:
Products	1,438,734	(11,069)	1,427,665
Services	84,164	516	84,680

Total costs of goods sold	1,522,898	(10,553)	1,512,345

Gross profit	240,005	(940)	239,065
Operating expenses:
Selling and administrative expenses	188,180	78	188,258
Severance and restructuring expenses	1,644	—	1,644

Earnings from operations	50,181	(1,018)	49,163
Non-operating expense, net	5,919	—	5,919

Earnings before income taxes	44,262	(1,018)	43,244
Income tax expense	11,517	(203)	11,314

Net earnings	$32,745	$(815)	$31,930

Net earnings per share:
Basic	$0.91	$(0.02)	$0.89

Diluted	$0.90	$(0.02)	$0.88

Shares used in per share calculations:
Basic	35,913	—	35,913

Diluted	36,263	—	36,263

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2018

The adoption of Topic 606 had no effect on net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the three months ended March 31, 2018. The adjustment to net earnings noted above in reconciling our reported results of operations for the quarter under Topic 606 to pre-Topic 606 adoption was fully offset by adjustments to the reported changes in asset and liability balances, resulting in no effect on operating cash flows.

Significant Accounting Policy

Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a client.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a client, are excluded from revenue. This is consistent with our accounting treatment prior to the adoption of Topic 606, whereby we reported sales net of any sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We record the freight we bill to our clients as net sales and the related freight costs we pay as costs of goods sold. This is consistent with our accounting treatment prior to the adoption of Topic 606.

Nature of Goods and Services

We sell hardware and software products on both a stand-alone basis without any services and as solutions bundled with services.

When we provide a combination of hardware and software products with the provision of services, we separately identify our performance obligations under our contract with the client as the distinct goods (hardware and/or software products) or services that will be provided. The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price. The stand-alone selling price is the price at which we would sell a promised good or service separately to a client. Observable stand-alone prices are used when they are available. If not available, we estimate the price based on observable inputs, including direct labor hours and allocable costs.

Hardware Offerings

We recognize hardware product revenue at the point in time when a client takes control of the hardware, which typically occurs when title and risk of loss have passed to the client at its destination. Our selling terms and conditions were modified during the fourth quarter of 2017 to specify F.O.B. destination contractual terms such that control is transferred from the Company at the point in time when the product is received by the client. Prior to the adoption of Topic 606, because we either (i) had a general practice of covering client losses while products were in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) had specifically stated F.O.B. destination contractual terms with the client, delivery was not deemed to have occurred until the point in time when the product was received by the client. The transaction price for hardware sales is adjusted for estimated product returns that we expect to occur under our return policy based upon historical return rates.

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-shipment arrangements on a gross basis as the principal in the transaction when the product is received by the client because we control the product prior to transfer to the client. We also assume primary responsibility for fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client and we work closely with our clients to determine their hardware and software specifications. This is consistent with our accounting treatment prior to the adoption of Topic 606.

Bill and Hold Transactions

We offer a service to our customers whereby clients may purchase product that we procure on their behalf and, at our clients’ direction, store the product in our warehouse for a designated period of time, with the intention of deploying the product to the clients’ designated locations at a later date. These warehousing services are designed to help our clients with inventory management challenges associated with technology roll-outs, product that is moving to end of life, and/or clients needing integrated stock available for immediate deployment. In some circumstances, we may also perform lab integration services on a portion of the product prior to shipment to our clients for a

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

separate fee. The client is invoiced and title transfers to the client upon receipt of the product at our warehouse. These product contracts are non-cancelable with customary credit terms beginning the date the product is received in our warehouse and the warranty periods begin on the date of invoice. Revenue is recognized for the sale of the product to the client upon receipt of the product at our warehouse.

The warehousing services and lab integration fees are considered separate performance obligations. Under previous accounting guidance, prior to the adoption of Topic 606, it was determined that these product sales transactions did not meet the revenue recognition criteria under GAAP. Therefore, we did not record product net sales, and the inventories were classified as inventories not available for sale on our consolidated balance sheet, until the product was delivered to the clients’ designated location. If clients remitted payment before we delivered the product to them, we recorded the payments received as deferred revenue on our consolidated balance sheet until such time as the product was delivered.

Software Offerings

We recognize revenue from software sales at the point in time when the client acquires the right to use or copy software under license and control transfers to the client. Revenue is recognized upon the commencement of the term of the software license agreement or when the renewal term begins, as applicable. This is a change from our accounting treatment prior to the adoption of Topic 606, whereby revenue from renewals of software licenses was recognized when the parties agreed to the renewal or extension, provided that all other revenue recognition criteria had been met.

Although the revenue recognition treatment for term software license renewals has changed as described above, a substantial portion of the software licenses we sell are perpetual software licenses and do not require renewal or extension after their initial purchase by the client. Such perpetual licenses are periodically subject to true-up, whereby additional perpetual licenses are sold under the client’s pre-existing master agreement. Such true-ups are generally sold in arrears, and clients are invoiced for the additional licenses they had already been utilizing. Since the client controlled these additional perpetual licenses prior to the true-up, software revenue related to the underlying additional licenses is recognized when we agree to the true-up with our client and the partner. This is consistent with our accounting treatment prior to the adoption of Topic 606.

Software Maintenance

Software maintenance agreements provide our clients with the right to obtain any software upgrades, bug fixes and help desk and other support services directly from the software publisher at no additional charge during the term of the software maintenance agreements. We act as the software publisher’s agent in selling these software maintenance agreements and do not assume any performance obligation to the client under the agreements. As a result, we are the agent in these transactions and these sales are recorded on a net sales recognition basis. Under net sales recognition, the cost of the software maintenance agreement is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold. Because we are acting as the software publisher’s agent, revenue is recognized when the parties agree to the initial purchase, renewal or extension as our agency services are then complete. This is consistent with our accounting treatment prior to the adoption of Topic 606. As discussed in Note 10, we report all fees earned from activities reported net within our services net sales category in our statements of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Cloud / Software-as-a-Service Offerings

Cloud or software-as-a-service subscription products provide our clients with access to software products hosted in the public cloud without the client taking possession of the software. We act as the software publisher’s agent in selling these software-as-a service subscription products and do not host the software products on our servers. We do not take control of the software products or assume any performance obligation to the clients related to the provisioning of the offerings in the cloud. As a result, these sales are recorded on a net sales recognition basis. This is consistent with our accounting treatment prior to the adoption of Topic 606. As discussed in Note 10, we report all fees earned from activities reported net within our services net sales category in our statements of operations.

Services Sales

We design, procure, deploy, implement and manage solutions that combine hardware, software and services to help businesses run smarter. Such services are provided by us or third-party sub-contract vendors as part of bundled arrangements, or are provided separately on a stand-alone basis as technical, consulting or managed services engagements. If the services are provided as part of a bundled arrangement with hardware and software, the hardware, software and services are generally distinct performance obligations. In general, we recognize revenue from services engagements as we perform the underlying services and satisfy our performance obligations.

We recognize revenue for sales of services by measuring progress toward complete satisfaction of the related service performance obligation. Billings for such services that are made in advance of the related revenue recognized are recorded as a contract liability.

Specific revenue recognition practices for certain of our services offerings are described in further detail below.

Time and Materials Services Contracts. We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration, even if such amounts have not yet been invoiced as of period end. This is consistent with our accounting treatment prior to the adoption of Topic 606, whereby we recognized revenue for professional services engagements that are on a time and materials basis based upon hours incurred as the services were performed and amounts were earned.

Fixed Fee Services Contracts. We recognize revenue on fixed fee professional services contracts using a proportional performance method of revenue recognition based on the ratio of direct labor and other allocated costs incurred to total estimated direct labor and other allocated costs. This is consistent with our accounting treatment prior to the adoption of Topic 606.

OneCall Support Services Contracts. When we sell certain hardware and/or software products to our clients, we also enter into service contracts with them. These contracts are support service agreements for the hardware and/or software products that were purchased. Under certain support services contracts, although we purchase third-party support contracts for maintenance on the specific hardware or software products we have sold, our internal support desk assists the client first by performing an initial technical triage to determine the source of the problem and whether we can direct the client on how to fix the problem. We refer to these services as “OneCall.” We act as the principal in the transaction because we perform the OneCall services over the term of the support service contract and we set the price of the service charged to the client. As a result, we recognize revenue from OneCall extended service contracts on a gross sales recognition basis ratably over the contract term of the stand ready obligation, generally one to three years.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

On our balance sheet, a significant portion of our contract liabilities balance relates to OneCall support services agreements for which clients have paid or have been invoiced but for which we have not yet recognized the applicable services revenue. We also defer incremental direct costs to fulfill our service contracts that we prepay to third parties for direct support of our fulfillment of the service contract to our clients under our contract terms and amortize them into operations over the term of the contracts.

The recognition of revenue and related costs for our stand ready obligation under our OneCall service contracts on a straight-line basis over the term of the contract is consistent with our accounting treatment prior to the adoption of Topic 606.

Vendor Direct Support Services Contracts. When we do not provide OneCall services to the client on hardware and/or software products that were purchased, the client purchases a vendor direct support services contract through us. Under these contracts, our clients call the manufacturer/publisher or its designated service organization directly for both the initial technical triage and any follow-up assistance. We act as the manufacturer/publisher’s agent in selling these support service contracts and do not assume any performance obligation to the client under the arrangements. As a result, these sales are recorded on a net sales recognition basis similar to software maintenance agreements, as discussed above. Because we are acting as the manufacturer/publisher’s agent, revenue is recognized when the parties agree to the purchase of the support services contract as our agency services are then complete. This is consistent with our accounting treatment prior to the adoption of Topic 606.

Third-party Provided Services. A majority of our third-party sub-contractor services contracts are entered into in conjunction with other services contracts under which the services are performed by Insight teammates. We have concluded that we control all services under the contract and can direct the third-party sub-contractor to provide the requested services. As such, we act as the principal in the transaction and record the services under a gross sales recognition basis, with the selling price being recorded in sales and our cost to the third-party service provider being recorded in costs of goods sold. For certain third-party service contracts in which we are not responsible for fulfillment of the services, we have concluded that we are an agent in the transaction and record revenue on a net sales recognition basis. This is consistent with our accounting treatment prior to the adoption of Topic 606.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31, 2018
	North America	EMEA	APAC	Consolidated
Major Product Offering
Hardware	$873,341	$187,010	$7,160	$1,067,511
Software	290,476	184,918	39,250	514,644
Services	143,581	28,487	8,680	180,748

	$1,307,398	$400,415	$55,090	$1,762,903

Major Client Groups
Large Enterprise / Corporate	$979,894	$265,921	$13,034	$1,258,849
Public Sector	111,604	116,614	29,931	258,149
Small and Medium-Sized Businesses	215,900	17,880	12,125	245,905

	$1,307,398	$400,415	$55,090	$1,762,903

Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,259,489	$383,077	$52,920	$1,695,486
Net revenue recognition (Agent)	47,909	17,338	2,170	67,417

	$1,307,398	$400,415	$55,090	$1,762,903

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers as of March 31, 2018 and January 1, 2018 (in thousands):

	March 31, 2018	January 1, 2018
Current receivables, which are included in “Accounts receivable, net”	$1,794,794	$1,849,803
Non-current receivables, which are included in “Other assets”	41,748	29,675
Contract assets, which are included in “Other current assets”	1,040	595
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	89,533	86,743

Significant changes in the contract assets and the contract liabilities balances during the three months ended March 31, 2018 are as follows (in thousands):

	Increase (Decrease)
	Contract Assets	Contract Liabilities
Balances at January 1, 2018	$595	$86,743
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(19,473)
Cash received in advance and not recognized as revenue	—	22,263
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(395)	—
Contract assets recognized, net of reclassification to receivables	840	—

Balances at March 31, 2018	$1,040	$89,533

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2018 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
Remaining nine months of 2018	$370	$78,500	$78,870
2019	193	47,727	47,920
2020	84	20,998	21,082
2021	6	6,867	6,873
2022	—	3,110	3,110
2023	—	910	910
2024 and thereafter	—	24	24

Total remaining performance obligations	$653	$158,136	$158,789

Topic 606 allows for certain practical expedients which we have elected to apply. As a result, we do not disclose information about remaining performance obligations that have original expected durations of one year or less in the table above. Amounts not included in the table above have an average original expected duration of eight months. Additionally, for our time and material contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2018 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 11 months.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition in accordance with Topic 606 as of March 31, 2018, in the table above.

Assets recognized for costs of obtaining a contract with a customer

We believe that the only significant incremental costs incurred to obtain contracts with our clients within the scope of Topic 606 are sales commissions. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we have exercised a practical expedient, which allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Under Topic 606, we record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of March 31, 2018, the related asset balance was $2,467,000, which we expect to recognize as expense over the next 36 months. Under previous accounting standards, we recognized sales commissions as earned and recorded such amounts within selling and administrative expenses in our statements of operations.

3. Net Earnings Per Share (“EPS”)

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

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net earnings	$32,745	$13,848

Denominator:
Weighted average shares used to compute basic EPS	35,913	35,602
Dilutive potential common shares due to dilutive RSUs, net of tax effect	350	583

Weighted average shares used to compute diluted EPS	36,263	36,185

Net earnings per share:
Basic	$0.91	$0.39

Diluted	$0.90	$0.38

For the three months ended March 31, 2018 and 2017, 20,000 and 96,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Senior revolving credit facility	$2,000	$117,500
Term Loan A (less unamortized debt issuance costs of $811 and $873, respectively)	162,158	165,377
Accounts receivable securitization financing facility	94,000	25,000
Capital leases and other financing obligations	3,769	5,291

Total	261,927	313,168
Less: current portion of long-term debt	(16,358)	(16,592)

Long-term debt	$245,569	$296,576

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021. In January 2017, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”). The TLA requires amortization payments of 5%, 7.5%, 10%, 12.5% and 15% of the original principal balance in years one through five, respectively, to be paid quarterly through March 31, 2021, with the remaining balance of $107,187,500 due at maturity on June 23, 2021.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2019. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2018, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $94,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of March 31, 2018, our aggregate debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $762,969,000, of which $2,000,000 was outstanding under our revolving facility, $162,969,000 was outstanding under our TLA and $94,000,000 was outstanding under our ABS facility at March 31, 2018.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under the facility from $325,000,000 to $400,000,000, of which $228,102,000 was outstanding at March 31, 2018. The inventory financing facility matures on June 23, 2021. In conjunction with the increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. Amounts outstanding under this facility are classified separately as accounts payable—inventory financing facility in the accompanying consolidated balance sheets.

Capital Lease and Other Financing Obligations

Our capital lease obligations totaled $2,775,000 and $2,802,000 as of March 31, 2018 and December 31, 2017, respectively.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. These financing obligations totaled $994,000 and $2,489,000 as of March 31, 2018 and December 31, 2017, respectively.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of March 31, 2018 and December 31, 2017.

5. Severance and Restructuring Activities

During the three months ended March 31, 2018, we recorded severance expense in each of our operating segments. The charges in all three operating segments for the three months ended March 31, 2018 primarily related to severance actions taken to realign certain roles and responsibilities.

The following table details the activity related to these resource actions for the three months ended March 31, 2018 and the outstanding obligations as of March 31, 2018 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2017	$1,631	$2,994	$15	$4,640
Severance costs, net of adjustments	443	1,074	127	1,644
Cash payments	(791)	(2,506)	(142)	(3,439)
Foreign currency translation adjustments	(20)	81	—	61

Balances at March 31, 2018	$1,263	$1,643	$—	$2,906

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2018	2017
North America	$2,390	$2,538
EMEA	690	745
APAC	104	129

Total Consolidated	$3,184	$3,412

As of March 31, 2018, total compensation cost related to nonvested RSUs not yet recognized is $28,174,000, which is expected to be recognized over the next 1.41 years on a weighted-average basis.

The following table summarizes our RSU activity during the three months ended March 31, 2018:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2018	892,113	$32.86
Granted(a)	377,045	35.30
Vested, including shares withheld to cover taxes	(321,924)	29.65	$11,355,845	(b)

Forfeited	(14,185)	33.14

Nonvested at March 31, 2018(a)	933,049	34.95	$32,591,402	(c)

(a)	Includes 116,967 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 97% of its 2018 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2018.
(b)	The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.
(c)	The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $34.93 as of March 29, 2018 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

7. Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 26.0% and 26.2%, respectively. For the three months ended March 31, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit. For the three months ended March 31, 2017, our effective tax rate was lower than the United States federal statutory rate of 35.0% due primarily to the recognition of $1,996,000 of tax benefits on the settlement of employee share-based awards in accordance with a new accounting standard, which was adopted effective January 1, 2017, and the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the quarter. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses. These decreases in our effective tax rate were partially offset by state income taxes, net of federal benefit, and the effect of non-deductible acquisition-related expenses incurred during the first quarter of 2017.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act. Although we recorded a tax charge in 2017 in connection with the enactment of the U.S. Tax Cuts and Jobs Act, we have not completed our accounting related to all of its provisions. U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are provisional amounts. For the quarter ended March 31, 2018, we have not made any changes to these provisional estimates, and we are continuing to analyze and model the impacts of the U.S. federal tax reform and will record said impacts as they become more certain.

As of March 31, 2018 and December 31, 2017, we had approximately $4,300,000 and $4,273,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $268,000 and $287,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

8. Share Repurchase Program

On February 13, 2018, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. Our share repurchases will be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. We repurchased 221,256 shares of our common stock on the open market at a total cost of approximately $7,679,000 (an average price of $34.71 per share) during the three months ended March 31, 2018. All shares repurchased were retired. During the comparative three months ended March 31, 2017, we did not repurchase any shares of our common stock.

9. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2018, we had approximately $1,962,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2018. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2018. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

During the year ended December 31, 2017, subsequent to our acquisition of Datalink, our consolidated net sales from the provision of services approximated 10%. As such, beginning with our results of operations for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statement of operations. We continued this presentation in the three months ended March 31, 2018, and expect to continue this presentation in future periods. For comparability purposes, net sales and costs of goods sold for the three months ended March 31, 2017 have been expanded to conform to the current year presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with these changes in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, our sales mix among our hardware, software and services categories for the three months ended March 31, 2017 has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported total net sales amounts. The following table summarizes net sales by offering for North America, EMEA and APAC including the effect of the reclassifications on the previously reported net sales by sales mix amounts for the three months ended March 31, 2017 (in thousands):

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	North America Three Months Ended March 31,		EMEA Three Months Ended March 31,		APAC Three Months Ended March 31,
Sales Mix	2018	2017	2018	2017	2018	2017
		(As Reclassified)		(As Reclassified)		(As Reclassified)
Hardware	$873,341	$710,864	$187,010	$138,877	$7,160	$4,080
Software	290,476	273,983	184,918	169,318	39,250	24,847
Services	143,581	126,105	28,487	22,160	8,680	7,309

	$1,307,398	$1,110,952	$400,415	$330,355	$55,090	$36,236

In North America, EMEA and APAC, fees earned from activities reported on a net basis totaling $21,981,000, $10,876,000 and $2,172,000, respectively, that were previously reported as part of our software or hardware product categories in the three months ended March 31, 2017, were reclassified to services to conform to the current year presentation. On a consolidated basis, these reclassified amounts included a total of only $71,000 of fees previously included within the hardware sales mix category for the three months ended March 31, 2017.

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2018 or 2017.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,163,817	$371,928	$46,410	$1,582,155
Services	143,581	28,487	8,680	180,748

Total net sales	1,307,398	400,415	55,090	1,762,903

Costs of goods sold:
Products	1,057,989	337,907	42,838	1,438,734
Services	74,038	6,716	3,410	84,164

Total costs of goods sold	1,132,027	344,623	46,248	1,522,898

Gross profit	175,371	55,792	8,842	240,005
Operating expenses:
Selling and administrative expenses	132,640	48,283	7,257	188,180
Severance and restructuring expenses	443	1,074	127	1,644

Earnings from operations	$42,288	$6,435	$1,458	$50,181

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended March 31, 2017
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$984,847	$308,195	$28,927	$1,321,969
Services	126,105	22,160	7,309	155,574

Total net sales	1,110,952	330,355	36,236	1,477,543

Costs of goods sold:
Products	891,587	282,509	26,961	1,201,057
Services	61,064	5,300	1,895	68,259

Total costs of goods sold	952,651	287,809	28,856	1,269,316

Gross profit	158,301	42,546	7,380	208,227
Operating expenses:
Selling and administrative expenses	131,010	40,143	6,479	177,632
Severance and restructuring expenses	1,104	3,530	61	4,695
Acquisition-related expenses	2,947	—	—	2,947

Earnings (loss) from operations	$23,240	$(1,127)	$840	$22,953

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2018	December 31, 2017
North America	$2,349,002	$2,337,573
EMEA	576,292	530,242
APAC	112,778	101,169
Corporate assets and intercompany eliminations, net	(465,661)	(283,333)

Total assets	$2,572,411	$2,685,651

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization of property and equipment:
North America	$4,298	$5,553
EMEA	1,003	1,150
APAC	132	127

	5,433	6,830

Amortization of intangible assets:
North America	3,360	4,012
EMEA	74	12
APAC	177	199

	3,611	4,223

Total	$9,044	$11,053

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

Consolidated net sales of $1.76 billion in the three months ended March 31, 2018 increased 19% compared to the three months ended March 31, 2017, reflecting strong top line financial results across each of our geographic operating segments. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 16% in the first quarter of 2018 compared to the first quarter of 2017.

Consolidated gross profit of $240.0 million in the three months ended March 31, 2018 increased 15% compared to the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 12% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Gross margin declined approximately 50 basis points year to year to 13.6%, reflecting a lower mix of fees from enterprise agreements and fewer professional services engagements, partly offset by the positive effect of changes to certain partner programs. As a result of the changes, certain incentives, which would normally be earned over the full year, were accelerated and were fully earned in the first quarter of 2018. We estimate that the benefit in the three months ended March 31, 2018 was approximately $5.0 million.

Consolidated selling and administrative expenses for the first quarter of 2018 increased $10.5 million, or 6% year over year (up 3% excluding the effects of fluctuating foreign currency exchange rates). Our consolidated results of operations for the first quarter of 2018 also include severance expense, net of adjustments, totaling $1.6 million compared to $4.7 million during the first quarter of 2017. The first quarter of 2017 also included $2.9 million in transaction expenses related to the Datalink acquisition, which impacted the year over year comparison. No such acquisition-related expenses were recorded during the first quarter of 2018.

Double digit growth in net sales and gross profit, including the positive effect of the change in certain partner incentives noted above, combined with effective cost control, led to a 119% year over year improvement in consolidated earnings from operations from $23.0 million in the first quarter of 2017 to $50.2 million in the first quarter of 2018, with each of our operating segments contributing positively to our results. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations also increased 119% year over year. On a consolidated basis, we reported net earnings of $32.7 million and diluted earnings per share of $0.90 for the first quarter of 2018. This compares to net earnings of $13.8 million and diluted earnings per share of $0.38 for the first quarter of 2017.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, other than the adoption of ASU No. 2014-09, “Revenue from Contracts with Customers,” effective January 1, 2018, as discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Costs of goods sold	86.4	85.9

Gross profit	13.6	14.1
Selling and administrative expenses	10.7	12.0
Severance and restructuring and acquisition-related expenses	0.1	0.5

Earnings from operations	2.8	1.6
Non-operating expense, net	0.3	0.3

Earnings before income taxes	2.5	1.3
Income tax expense	0.6	0.3

Net earnings	1.9%	1.0%

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

During the year ended December 31, 2017, our consolidated net sales from the provision of services was approximately 10% of net sales. Accordingly, in our Annual Report on Form 10-K for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statements of operations. We continued this reporting on the face of our consolidated statement of operations for the three months ended March 31, 2018 included in the Consolidated Financial Statements in Part I, Item 1 of this report. For comparability purposes, the presentation of net sales and costs of goods sold for the three months ended March 31, 2017 has been revised to conform to the current period presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with this change in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, the sales mix among our hardware, software and services categories for the three months ended March 31, 2017 have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported net sales amounts.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner. These changes could impact our results of operations to the extent we are unable to remediate and otherwise respond to them.

Net Sales. Net sales for the three months ended March 31, 2018 increased 19% compared to the three months ended March 31, 2017 to $1.76 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 16% in the first quarter of 2018 compared to the first quarter of 2017. Our net sales by operating segment were as follows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		%
	2018	2017	Change
North America	$1,307,398	$1,110,952	18%
EMEA	400,415	330,355	21%
APAC	55,090	36,236	52%

Consolidated	$1,762,903	$1,477,543	19%

Net sales in North America increased 18%, or $196.4 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Net sales of hardware, software and services increased 23%, 6% and 14%, respectively, year over year. By client group, our top line results included double digit growth with large, small and medium businesses and public sector clients during the first quarter of 2018. The growth in hardware net sales reflects a continuation of the device refresh cycle noted in previous quarters as well as higher volume of sales in the data center categories of networking, servers and storage. Services net sales improved year over year due to higher netted sales of software maintenance and cloud offerings. Our net sales by offering category for North America for the three months ended March 31, 2018 and the three months ended March 31, 2017 (as reclassified), were as follows (dollars in thousands):

	North America
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$873,341	$710,864	23%
Software	290,476	273,983	6%
Services	143,581	126,105	14%

	$1,307,398	$1,110,952	18%

In North America, fees earned from activities reported on a net basis of $69,000 and $21.9 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended March 31, 2017, were reclassified to services to conform to the current period presentation.

Net sales in EMEA increased 21%, or $70.1 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 7% compared to the first quarter of last year. Net sales of hardware, software and services increased 35%, 9% and 29%, respectively, compared to the first quarter of 2017. The increase in hardware net sales was due primarily to a higher volume of sales of client devices and networking solutions to large enterprise and public sector clients. The increase in services net sales was due primarily to a higher volume of sales of software maintenance and cloud subscription products as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017. Our net sales by offering category for EMEA for the three months ended March 31, 2018 and the three months ended March 31, 2017 (as reclassified), were as follows (dollars in thousands):

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	EMEA
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$187,010	$138,877	35%
Software	184,918	169,318	9%
Services	28,487	22,160	29%

	$400,415	$330,355	21%

In EMEA, fees earned from activities reported on a net basis of $10.9 million that were previously reported as part of our software product category in the three months ended March 31, 2017 were reclassified to services to conform to the current period presentation.

Net sales in APAC increased 52%, or $18.9 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 47% compared to the first quarter of last year. The increase was driven by growth in all offering categories, particularly a 58% increase in software net sales year over year driven by growth with public sector clients. Our net sales by offering category for APAC for the three months ended March 31, 2018 and the three months ended March 31, 2017 (as reclassified), were as follows (dollars in thousands):

	APAC
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$7,160	$4,080	75%
Software	39,250	24,847	58%
Services	8,680	7,309	19%

	$55,090	$36,236	52%

In APAC, fees earned from activities reported on a net basis of $2,000 and $2.2 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended March 31, 2017, were reclassified to services to conform to the current period presentation.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2018 and the three months ended March 31, 2017 (as reclassified):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	67%	64%	47%	42%	13%	11%
Software	22%	25%	46%	51%	71%	69%
Services	11%	11%	7%	7%	16%	20%

	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit. Gross profit for the three months ended March 31, 2018 increased 15%, or $31.8 million, compared to the three months ended March 31, 2017, with gross margin decreasing approximately 50 basis points to 13.6% for the three months ended March 31, 2018 compared to 14.1% for the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 12% year over year in the first quarter of 2018 compared to the first quarter of 2017. Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Net Sales	2017	% of Net Sales
North America	$175,371	13.4%	$158,301	14.2%
EMEA	55,792	13.9%	42,546	12.9%
APAC	8,842	16.1%	7,380	20.4%

Consolidated	$240,005	13.6%	$208,227	14.1%

North America’s gross profit for the three months ended March 31, 2018 increased 11% compared to the three months ended March 31, 2017. As a percentage of net sales, gross margin decreased approximately 80 basis points to 13.4% for the first quarter of 2018 from 14.2% in the first quarter of 2017. The year to year decline in gross margin was primarily attributable to a 38 basis point decline in margin generated by services net sales, including reduced sales from technical services projects, which was offset partially by an increase in margin resulting from a higher volume of software maintenance and cloud subscription products that are recorded on a net basis, during the first quarter of 2018. Additionally, a net decrease in product margin, which includes partner funding and freight, of 28 basis points and a decrease in margin from lower fees from enterprise software agreements of 17 basis points contributed to the lower gross margin during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The net decrease in product margin was due primarily to higher hardware sales to large enterprise clients, which generally transact at lower margins, during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.

EMEA’s gross profit increased 31% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 16% compared to the first quarter of last year. As a percentage of net sales, gross margin increased approximately 100 basis points to 13.9% for the first quarter of 2018 from 12.9% in the first quarter of 2017. The year over year improvement in gross margin was primarily attributable to a net increase in product margin, which includes partner funding and freight, of 73 basis points and an increase in higher margin services net sales, which contributed 56 basis points of the margin expansion during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The improvement in product margin primarily resulted from an increase in partner funding in both hardware and software during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. The increase in partner funding was primarily due to changes to certain partner programs. As a result of the changes, certain incentives, which would normally be earned over the full year, were accelerated and were fully earned in the first quarter of 2018. The increase in margin from services net sales during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017 resulted from a higher volume of software maintenance and cloud subscription products that are recorded on a net basis.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s gross profit increased 20% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, with gross margin decreasing to 16.1% for the three months ended March 31, 2018 compared to 20.4% for the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 16% compared to the first quarter of last year. The decrease in gross margin in the first quarter of 2018 compared to the first quarter of 2017 was due primarily to lower services sales during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $10.5 million, or 6%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 3% year over year in the first quarter of 2018 compared to the first quarter of 2017. Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	% of Net Sales	2017	% of Net Sales
North America	$132,640	10.1%	$131,010	11.7%
EMEA	48,283	12.1%	40,143	12.2%
APAC	7,257	13.2%	6,479	17.9%

Consolidated	$188,180	10.7%	$177,632	12.0%

North America’s selling and administrative expenses increased 1%, or $1.6 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and decreased approximately 160 basis points year to year as a percentage of net sales to 10.1%. The increase in expenses was primarily driven by a $3.0 million increase in salaries and wages, contract labor and teammate benefits expenses and a $2.4 million increase in variable compensation on increased sales and gross profit for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These increases in teammate expenses primarily resulted from an increase in headcount. Partially offsetting these increases in teammate expenses were decreases in depreciation and amortization expense of $1.9 million and other general and administrative expenses of $1.1 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

EMEA’s selling and administrative expenses increased 20%, or $8.1 million, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 but decreased approximately 10 basis points year to year as a percentage of net sales to 12.1%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 6% compared to the first quarter of last year. The increase in expenses was primarily driven by an increase in salaries and wages and teammate benefits expenses due to increased headcount and an increase in variable compensation on increased sales and gross profit for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

APAC’s selling and administrative expenses increased 12%, or $778,000, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and decreased approximately 470 basis points year to year as a percentage of net sales to 13.2%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 8% compared to the first quarter of last year. The year over year increase was primarily driven by our investment in resources related to the planned expansion of the business technology consulting and managed services business we acquired with the Ignia, Pty Ltd transaction in 2016.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses. During the three months ended March 31, 2018, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $443,000, $1.1 million and $127,000, respectively. The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended March 31, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.1 million, $3.5 million and $61,000, respectively.

Acquisition-related Expenses. During the three months ended March 31, 2018, we did not incur any direct third-party transaction costs related to business acquisitions. Comparatively, during the three months ended March 31, 2017, we incurred $2.9 million in direct third-party transaction costs related to the acquisition of Datalink in January 2017.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three months ended March 31, 2018 and 2017 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to lower average interest-bearing cash and cash equivalent balances during the three months ended March 31, 2018.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended March 31, 2018 increased 53%, or $2.1 million, compared to the three months ended March 31, 2017. This increase was due primarily to higher interest rates and higher average daily balances on our debt facilities in 2018 to fund working capital needs given the growth in our business year over year. Imputed interest under our inventory financing facility was $2.5 million for the three months ended March 31, 2018, compared to $1.4 million for the three months ended March 31, 2017. The increase was a result of expanded use of the facility and a higher average incremental borrowing rate used to compute the imputed interest amounts during the 2018 period. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate of 26.0% for the three months ended March 31, 2018 was relatively comparable to our effective tax rate of 26.2% for the three months ended March 31, 2017. Our effective tax rate for the first quarter of 2018 reflects the reduction in the United States federal statutory rate to 21.0% and state income taxes, net of federal benefit. Our effective tax rate for the first quarter of last year includes tax benefits of approximately $2.0 million recorded on the settlement of employee share-based awards in accordance with a new

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

accounting standard, which was adopted effective January 1, 2017, and the recognition of certain tax benefits related to the release of reserves for specific uncertain tax positions during the prior year first quarter, both of which served to reduce the rate below the federal statutory rate at that time.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$150,745	$(152,102)
Net cash used in investing activities	(5,044)	(190,911)
Net cash (used in) provided by financing activities	(153,232)	318,132
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	1,937	5,820

Decrease in cash, cash equivalents and restricted cash	(5,594)	(19,061)
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946

Cash, cash equivalents and restricted cash at end of period	$101,851	$186,885

Cash and Cash Flow

Our primary uses of cash during the three months ended March 31, 2018 were to pay down our debt balances, to repurchase shares of our common stock and for capital expenditures as well as funding our working capital requirements throughout the quarter. Operating activities provided $150.7 million in cash during the three months ended March 31, 2018, compared to $152.1 million of cash used in operating activities during the three months ended March 31, 2017. The 2017 results were affected by a significant transaction at the beginning of the prior year period, whereby a single significant payment to a supplier was due and paid in January 2017, but the related receivable was collected from a client in the fourth quarter of 2016, as discussed in more detail below. During the three months ended March 31, 2018, we had net repayments under our inventory financing facility of $91.4 million, compared to net repayments under the facility of $4.2 million during the three months ended March 31, 2017. We also had combined net repayments under our revolving facility and ABS facility that decreased our outstanding long-term debt by $49.8 million, including scheduled amortization payments under our Term Loan A (“TLA”). Capital expenditures were $5.0 million in the three months ended March 31, 2018, a decrease of 50% compared to the total capital expenditures made in the prior year period. The prior year period reflected higher capital expenditures due to planned investments in IT infrastructure upgrades, our global web site and our digital marketing platforms. Cash, cash equivalents and restricted cash balances in the three months ended March 31, 2018 and 2017 were positively affected by $1.9 million and $5.8 million, respectively, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by (used in) operating activities. Cash flows from operating activities for the three months ended March 31, 2018 and 2017 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, exclusive of the acquisition of Datalink’s accounts receivable balances and the assumption of Datalink’s accounts payable balances during the 2017 period, we anticipated the cash inflows from decreases in accounts receivable and cash outflows from decreases in accounts payable due to the seasonal changes in net sales from the fourth quarter to the first quarter. However, the 2017 results were also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously. Excluding the effects of this individually significant timing difference, cash flow from operations would have been nominal for the first quarter of 2017. Further impacting our year over year operating cash flows comparison was the fact that we report cash flows associated with trade payables financed under our inventory financing facility in the financing section of our statement of cash flows. In the fourth quarter of 2017, we expanded the use of that facility with certain vendors and subsequently paid down those balances under their stated terms during the first quarter of 2018. Had we not leveraged the facility during the fourth quarter of 2017, the net repayment under our inventory financing facility of $91.4 million that are reflected as cash flows used in financing activities would have been included within the change in trade payables, which is reflected in the operating activities section of our statement of cash flows. For the prior year period, the increase in inventories was primarily attributable to an increase in inventory levels at March 31, 2017 to support specific large enterprise client engagements. The increase in other assets for the three months ended March 31, 2018 was a result of the change in accounting under the new revenue recognition standard, which resulted in accelerated revenue recognition for certain contracts with payment terms that exceed one year. As a result, we recorded a related long-term receivable within other assets in the accompanying consolidated balance sheet as of March 31, 2018. See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2018	2017
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	89	85
Days inventory outstanding (“DIOs”) (b)	12	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(66)	(67)

Cash conversion cycle (days) (d)	35	29

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.

(b)	Calculated as average inventories (excluding inventories not available for sale) divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.

(c)	Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.

Our cash conversion cycle was 35 days in the first quarter of 2018, up 6 days from the first quarter of 2017. The increase resulted from the net effect of a four day increase in DSOs and a one day decrease in DPOs due to the timing of client receipts and supplier payments during the respective quarters and a one day increase in DIOs due to investment in inventory for specific client engagements. These operating metrics include the effects of the adoption of the new revenue recognition standard effective January 1, 2018, resulting in a higher current accounts

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

receivable balance at March 31, 2018 compared to March 31, 2017. These accounting adjustments did not have a comparable increase in net sales due to the high volume of sales reported on a net basis, thus negatively affecting the DSO metric for the three months ended March 31, 2018.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts. We intend to use cash generated in the remainder of 2018 in excess of working capital needs to pay down our debt balances, to repurchase shares of our common stock and to support our capital expenditures for the year. We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities. Capital expenditures were $5.0 million and $10.1 million for the three months ended March 31, 2018 and 2017, respectively. We expect capital expenditures for the full year 2018 to be between $15.0 million and $20.0 million, primarily for technology-related upgrade projects. During the three months ended March 31, 2017, we acquired Datalink in North America for approximately $180.9 million, net of cash and cash equivalents acquired.

Net cash provided by financing activities. During the three months ended March 31, 2018, we had net combined repayments under our revolving facility and our ABS facility that decreased our outstanding long-term debt balance by $49.8 million, including scheduled amortization payments under our TLA. We also had net repayments under our inventory financing facility of $91.4 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, we also repurchased an aggregate of $7.7 million of our common stock under a previously announced repurchase program. Comparatively, during the three months ended March 31, 2017, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $331.5 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink, and had net repayments under our inventory financing facility of $4.2 million. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock.

Financing Facilities

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of March 31, 2018, the Company’s debt balance that could have been outstanding under our revolving facility, TLA and ABS facility was the full amount of the maximum borrowing capacity of $763.0 million, of which $2.0 million was outstanding under our revolving facility, $163.0 million was outstanding under our TLA and $94.0 million was outstanding under our ABS facility at March 31, 2018. Additionally, while our ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of March 31, 2018, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our debt balance as of March 31, 2018 was $261.9 million, including our capital lease obligations for certain IT equipment and other financing obligations. As of March 31, 2018, the current portion of our long-term debt includes $14.2 million in amortization payments due through March 31, 2019 under our TLA. The remaining $2.2 million of current debt relates to our capital leases and our other financing obligations acquired from Datalink. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

Our revolving facility, our TLA and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At March 31, 2018, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At March 31, 2018, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable – inventory financing facility in our consolidated balance sheets. Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under our inventory financing facility from $325.0 million to $400.0 million, of which $228.1 million was outstanding at March 31, 2018. In conjunction with the increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility. The inventory financing facility matures on June 23, 2021 and may be renewed under certain circumstances described in the agreement for successive 12-month periods.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed. As of March 31, 2018, we had approximately $80.7 million in cash and cash equivalents in certain of our foreign subsidiaries. As of March 31, 2018, the majority of our foreign cash resides in the Netherlands and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this report and such discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our business, financial condition or results of operations.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recently Issued Accounting Standards

The information contained in Notes 1 and 2 to the Consolidated Financial Statements in Part I, Item 1 of this report concerning a description of recently issued accounting standards which affect or may affect our financial statements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

INSIGHT ENTERPRISES, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December  31, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of March 31, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

Except as noted below, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2018, we changed existing controls or developed new controls to ensure we adequately implemented the new accounting standard related to revenue recognition effective January 1, 2018. The modified and new controls were designed to address risks associated with recognizing revenue based on the five-step model provided in the new standard and to ensure completeness and accuracy of the expanded disclosures required by the new standard.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2018.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility, our TLA and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	—	$—
February 1, 2018 through February 28, 2018	—	—	—	50,000,000
March 1, 2018 through March 31, 2018	221,256	34.71	221,256	42,321,000

Total	221,256	$34.71	221,256

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. Repurchases during the quarter ended March 31, 2018 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the three months ended March 31, 2018 were retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995

10.1	Third Omnibus Amendment to Loan Documents and Reaffirmation Agreement, dated as of March 23, 2018, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, the guarantors party thereto, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.1	March 30, 2018

10.2	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK), Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.2	March 30, 2018

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2018	INSIGHT ENTERPRISES, INC.

By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Dana A. Leighty
Dana A. Leighty
Vice President, Finance
(Principal Accounting Officer)