Form 10-Q
period 2018-06-30
INSIGHT ENTERPRISES INC
filed 2018-08-13
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Yes  ☐                     No  ☒

The number of shares outstanding of the issuer’s common stock as of July 27, 2018 was 35,466,716.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2018

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

•	changes in the information technology (“IT”) industry and/or rapid changes in technology;

•	risks associated with the integration and operation of acquired businesses;

•	possible significant fluctuations in our future operating results;

•	the risks associated with our international operations;

•	general economic conditions;

•	increased debt and interest expense and decreased availability of funds under our financing facilities;

•	the security of our electronic and other confidential information;

•	disruptions in our IT systems and voice and data networks;

•	failure to comply with the terms and conditions of our commercial and public sector contracts;

•	legal proceedings and the results of client and public sector audits and failure to comply with laws and regulations;

•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;

•	our reliance on independent shipping companies;

•	our dependence on certain key personnel;

•	natural disasters or other adverse occurrences;

•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and

•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$248,122	$105,831
Accounts receivable, net of allowance for doubtful accounts of $9,740 and $10,158, respectively	2,161,077	1,814,560
Inventories	174,099	194,529
Inventories not available for sale	4,528	36,956
Other current assets	122,397	152,467

Total current assets	2,710,223	2,304,343
Property and equipment, net of accumulated depreciation and amortization of $328,153 and $335,078, respectively	74,694	75,252
Goodwill	130,841	131,431
Intangible assets, net of accumulated amortization of $44,485 and $37,357, respectively	93,300	100,778
Deferred income taxes	14,936	17,064
Other assets	68,736	56,783

	$3,092,730	$2,685,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,395,934	$899,075
Accounts payable—inventory financing facility	303,702	319,468
Accrued expenses and other current liabilities	199,069	175,860
Current portion of long-term debt	16,924	16,592
Deferred revenue	66,179	88,979

Total current liabilities	1,981,808	1,499,974
Long-term debt	144,888	296,576
Deferred income taxes	588	717
Other liabilities	58,955	44,915

	2,186,239	1,842,182

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,459 shares at June 30, 2018 and 35,829 shares at December 31, 2017 issued and outstanding	355	358
Additional paid-in capital	315,619	317,155
Retained earnings	625,212	550,220
Accumulated other comprehensive loss – foreign currency translation adjustments	(34,695)	(24,264)

Total stockholders’ equity	906,491	843,469

	$3,092,730	$2,685,651

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Products	$1,619,774	$1,505,464	$3,201,929	$2,827,433
Services	217,146	178,568	397,894	334,142

Total net sales	1,836,920	1,684,032	3,599,823	3,161,575

Costs of goods sold:
Products	1,488,921	1,372,015	2,927,655	2,573,072
Services	83,622	60,638	167,786	128,897

Total costs of goods sold	1,572,543	1,432,653	3,095,441	2,701,969

Gross profit	264,377	251,379	504,382	459,606
Operating expenses:
Selling and administrative expenses	189,464	180,752	377,644	358,384
Severance and restructuring expenses	382	1,022	2,026	5,717
Acquisition-related expenses	94	276	94	3,223

Earnings from operations	74,437	69,329	124,618	92,282
Non-operating (income) expense:
Interest income	(170)	(205)	(323)	(636)
Interest expense	5,102	4,326	11,117	8,259
Net foreign currency exchange (gain) loss	(275)	251	(520)	631
Other expense, net	324	326	626	641

Earnings before income taxes	69,456	64,631	113,718	83,387
Income tax expense	17,977	24,376	29,494	29,284

Net earnings	$51,479	$40,255	$84,224	$54,103

Net earnings per share:
Basic	$1.45	$1.13	$2.36	$1.52

Diluted	$1.44	$1.11	$2.34	$1.50

Shares used in per share calculations:
Basic	35,483	35,765	35,698	35,684

Diluted	35,815	36,169	36,039	36,177

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings	$51,479	$40,255	$84,224	$54,103
Other comprehensive income (loss), net of tax: Foreign currency translation adjustments	(15,022)	8,975	(10,431)	16,255

Total comprehensive income	$36,457	$49,230	$73,793	$70,358

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$84,224	$54,103
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,712	12,729
Amortization of intangible assets	7,214	8,433
Provision for losses on accounts receivable	1,336	2,225
Write-downs of inventories	1,396	1,077
Write-off of property and equipment	309	—
Non-cash stock-based compensation	7,047	6,749
Deferred income taxes	2,020	(25)
Changes in assets and liabilities, net of acquisitions:
Increase in accounts receivable	(283,930)	(230,762)
Decrease (increase) in inventories	18,281	(54,276)
Decrease (increase) in other assets	13,714	(64,875)
Increase in accounts payable	450,471	163,451
Increase in deferred revenue	13,733	4,944
Increase (decrease) in accrued expenses and other liabilities	24,428	(3,039)

Net cash provided by (used in) operating activities	350,955	(99,266)

Cash flows from investing activities:
Purchases of property and equipment	(10,644)	(10,274)
Acquisitions, net of cash and cash equivalents acquired	—	(180,894)

Net cash used in investing activities	(10,644)	(191,168)

Cash flows from financing activities:
Borrowings on senior revolving credit facility	280,184	386,609
Repayments on senior revolving credit facility	(397,684)	(386,609)
Borrowings on accounts receivable securitization financing facility	1,696,500	1,802,889
Repayments on accounts receivable securitization financing facility	(1,721,500)	(1,718,389)
Borrowings under Term Loan A	—	175,000
Repayments under Term Loan A	(6,563)	(4,375)
Repayments under other financing agreements	(1,835)	(3,957)
Payments on capital lease obligations	(580)	(255)
Net (repayments) borrowings under inventory financing facility	(15,766)	25,470
Payment of debt issuance costs	(270)	(1,123)
Payment of payroll taxes on stock-based compensation through shares withheld	(2,925)	(4,548)
Repurchases of common stock	(22,069)	—

Net cash (used in) provided by financing activities	(192,508)	270,712

Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(5,541)	11,739

Increase (decrease) in cash, cash equivalents and restricted cash	142,262	(7,983)
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946

Cash, cash equivalents and restricted cash at end of period	$249,707	$197,963

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Recently Issued Accounting Standards

Today, every business is a technology business. We empower organizations of all sizes with Insight Intelligent Technology SolutionsTM and services to maximize the business value of IT. As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2018 and our results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2016-18, “Restricted Cash,” ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” and ASU No. 2016-01, “Financial Instruments Overview: Recognition and Measurement of Financial Assets and Financial Liabilities.” The adoption of these new standards did not have a material effect on our consolidated financial statements. Additionally, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” effective January 1, 2018, as discussed in Note 2.

As a result of the adoption of ASU No. 2016-18, we began including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows for the six months ended June 30, 2018. Amounts shown in the consolidated statement of cash flows for the six months ended June 30, 2017 were reclassified to conform to the current period presentation. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$248,122	$105,831
Restricted cash included in other current assets	9	46
Restricted cash included in other non-current assets	1,576	1,568

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$249,707	$107,445

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$194,783	$202,882
Restricted cash included in other current assets	78	51
Restricted cash included in other non-current assets	3,102	3,013

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$197,963	$205,946

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions. Restricted cash shown in the statement of cash flows for the six months ended June 30, 2017 also includes funds deposited with a financial institution in Australia to provide a guarantee on our behalf as security for any funds we might draw under our revolving loan facility in China. The deposited funds were restricted in that we could not withdraw them as long as the related loan facility was in place. These amounts were reported in other non-current assets.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (Topic 842) which supersedes the existing lease recognition requirements in the current accounting standard for leases. The core principal of the new standard is that an entity should recognize right-of-use (“ROU”) assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The new standard is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients. We will adopt the new standard as of January 1, 2019 and expect to elect certain available practical expedients. We have established a cross-functional implementation team and are in the process of determining the scope of arrangements

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

that will be subject to this standard as well as assessing the impact to our systems, processes, and internal controls over financial reporting. While we are still evaluating the impact of adopting ASU No. 2016-02, we anticipate this standard will have a material impact on our property and equipment balance. The primary impact will be to record ROU assets and lease liabilities for current operating leases on our consolidated balance sheets. We do not expect the adoption to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows. Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2019, including continuing to monitor any potential changes in the standard that have been proposed by the FASB.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 that affect or may affect our current financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

•

The accounting for renewals of certain software term/usage licenses changed to delay or accelerate revenue recognition to the renewal period. Under previous guidance, we recognized revenue as the renewal order was completed.

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

•

The accounting for recording sales returns allowance changed from being recorded against accounts receivable to being recorded as a refund liability. As a result, we reclassified our sales returns allowance balance from accounts receivable, net to accrued expenses and other current liabilities. Under previous guidance, we recorded the sales returns allowance in accounts receivable, net and not as a separately stated liability.

•

The accounting for sales commissions on contracts with performance periods that exceed one year changed such that we record such sales commissions as an asset and amortize them to expense over the related contract performance period. Under previous guidance, sales commissions were expensed in the period the transaction was generated.

The total cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as of January 1, 2018 as an adjustment to retained earnings was $7,176,000, including tax effects of these adjustments.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated financial statements as of June 30, 2018 and for the three and six months then ended (in thousands, except for per share data):

BALANCE SHEET AT JUNE 30, 2018

	As Reported	Adjustments	Pre-Topic 606 Adoption
Cash and cash equivalents	$248,122	$—	$248,122
Accounts receivable, net	2,161,077	(111,728)	2,049,349
Inventories	174,099	—	174,099
Inventories not available for sale	4,528	78,607	83,135
Other current assets	122,397	35,618	158,015

Total current assets	2,710,223	2,497	2,712,720
Property and equipment, net	74,694	—	74,694
Goodwill	130,841	—	130,841
Intangible assets, net	93,300	—	93,300
Deferred income taxes	14,936	—	14,936
Other assets	68,736	(16,134)	52,602

	$3,092,730	$(13,637)	$3,079,093

Accounts payable – trade	$1,395,934	$(55,105)	$1,340,829
Accounts payable – inventory financing facility	303,702	—	303,702
Accrued expenses and other current liabilities	199,069	(14,191)	184,878
Current portion of long-term debt	16,924	—	16,924
Deferred revenue	66,179	78,966	145,145

Total current liabilities	1,981,808	9,670	1,991,478
Long-term debt	144,888	—	144,888
Deferred income taxes	588	—	588
Other liabilities	58,955	(14,328)	44,627

	2,186,239	(4,658)	2,181,581

Stockholders’ equity:
Preferred stock	—	—	—
Common stock	355	—	355
Additional paid-in capital	315,619	—	315,619
Retained earnings	625,212	(8,916)	616,296
Accumulated other comprehensive loss – foreign currency translation adjustments	(34,695)	(63)	(34,758)

Total stockholders’ equity	906,491	(8,979)	897,512

	$3,092,730	$(13,637)	$3,079,093

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018

	As Reported	Adjustments	Pre-Topic 606 Adoption
Net sales:
Products	$1,619,774	$12,822	$1,632,596
Services	217,146	(4,519)	212,627

Total net sales	1,836,920	8,303	1,845,223

Costs of goods sold:
Products	1,488,921	11,433	1,500,354
Services	83,622	(2,122)	81,500

Total costs of goods sold	1,572,543	9,311	1,581,854

Gross profit	264,377	(1,008)	263,369
Operating expenses:
Selling and administrative expenses	189,464	171	189,635
Severance and restructuring expenses	382	—	382
Acquisition-related expenses	94	—	94

Earnings from operations	74,437	(1,179)	73,258
Non-operating expense, net	4,981	—	4,981

Earnings before income taxes	69,456	(1,179)	68,277
Income tax expense	17,977	(254)	17,723

Net earnings	$51,479	$(925)	$50,554

Net earnings per share:
Basic	$1.45	$(0.03)	$1.42

Diluted	$1.44	$(0.03)	$1.41

Shares used in per share calculations:
Basic	35,483	—	35,483

Diluted	35,815	—	35,815

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Net sales:
Products	$3,201,929	$3,325	$3,205,254
Services	397,894	(6,515)	391,379

Total net sales	3,599,823	(3,190)	3,596,633

Costs of goods sold:
Products	2,927,655	364	2,928,019
Services	167,786	(1,606)	166,180

Total costs of goods sold	3,095,441	(1,242)	3,094,199

Gross profit	504,382	(1,948)	502,434
Operating expenses:
Selling and administrative expenses	377,644	249	377,893
Severance and restructuring expenses	2,026	—	2,026
Acquisition-related expenses	94	—	94

Earnings from operations	124,618	(2,197)	122,421
Non-operating expense, net	10,900	—	10,900

Earnings before income taxes	113,718	(2,197)	111,521
Income tax expense	29,494	(457)	29,037

Net earnings	$84,224	$(1,740)	$82,484

Net earnings per share:
Basic	$2.36	$(0.05)	$2.31

Diluted	$2.34	$(0.05)	$2.29

Shares used in per share calculations:
Basic	35,698	—	35,698

Diluted	36,039	—	36,039

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2018

The adoption of Topic 606 had no effect on net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the six months ended June 30, 2018. The adjustment to net earnings noted above in reconciling our reported results of operations for the six months ended June 30, 2018 under Topic 606 to pre-Topic 606 adoption was fully offset by adjustments to the reported changes in asset and liability balances, resulting in no effect on operating cash flows.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Major Product Offering
Hardware	$898,144	$171,337	$9,317	$1,078,798
Software	308,269	193,116	39,591	540,976
Services	163,037	41,827	12,282	217,146

	$1,369,450	$406,280	$61,190	$1,836,920

Major Client Groups
Large Enterprise / Corporate	$1,007,090	$295,539	$13,776	$1,316,405
Public Sector	135,709	94,487	28,862	259,058
Small and Medium-Sized Businesses	226,651	16,254	18,552	261,457

	$1,369,450	$406,280	$61,190	$1,836,920

Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,304,208	$378,079	$56,460	$1,738,747
Net revenue recognition (Agent)	65,242	28,201	4,730	98,173

	$1,369,450	$406,280	$61,190	$1,836,920

	Six Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Major Product Offering
Hardware	$1,771,485	$358,347	$16,477	$2,146,309
Software	598,745	378,034	78,841	1,055,620
Services	306,618	70,314	20,962	397,894

	$2,676,848	$806,695	$116,280	$3,599,823

Major Client Groups
Large Enterprise / Corporate	$1,986,984	$561,460	$26,810	$2,575,254
Public Sector	247,313	211,101	58,793	517,207
Small and Medium-Sized Businesses	442,551	34,134	30,677	507,362

	$2,676,848	$806,695	$116,280	$3,599,823

Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,563,697	$761,156	$109,380	$3,434,233
Net revenue recognition (Agent)	113,151	45,539	6,900	165,590

	$2,676,848	$806,695	$116,280	$3,599,823

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities as of June 30, 2018 and January 1, 2018 (in thousands):

	June 30, 2018	January 1, 2018
Current receivables, which are included in “Accounts receivable, net”	$2,161,077	$1,909,074
Non-current receivables, which are included in “Other assets”	27,703	32,227
Contract assets, which are included in “Other current assets”	959	595
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	85,489	86,743

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2018 are as follows (in thousands):

	Increase (Decrease)
	Contract Assets	Contract Liabilities
Balances at January 1, 2018	$595	$86,743
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(44,644)
Cash received in advance and not recognized as revenue	—	43,865
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(590)	—
Contract assets recognized, net of reclassification to receivables	954	—
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	(475)

Balances at June 30, 2018	$959	$85,489

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
Remaining six months of 2018	$6	$66,087	$66,093
2019	13	54,389	54,402
2020	6	23,201	23,207
2021	—	8,154	8,154
2022	—	3,715	3,715
2023	—	1,350	1,350
2024 and thereafter	—	138	138

Total remaining performance obligations	$25	$157,034	$157,059

Topic 606 allows for certain practical expedients which we have elected to apply. As a result, we do not disclose information about remaining performance obligations that have original expected durations of one year or less in the table above. Amounts not included in the table above have an average original expected duration of eight months. Additionally, for our time and material contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

the amount to which we have a right to invoice as of June 30, 2018 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 13 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition in accordance with Topic 606 as of June 30, 2018, in the table above.

Assets recognized for costs of obtaining a contract with a customer

We believe that the only significant incremental costs incurred to obtain contracts with our clients within the scope of Topic 606 are sales commissions. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we have exercised a practical expedient, which allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Under Topic 606, we record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of June 30, 2018, the related asset balance was $2,639,000, which we expect to recognize as expense over the next 36 months. Under previous accounting standards, we recognized sales commissions as earned and recorded such amounts within selling and administrative expenses in our statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net earnings	$51,479	$40,255	$84,224	$54,103

Denominator:
Weighted average shares used to compute basic EPS	35,483	35,765	35,698	35,684
Dilutive potential common shares due to dilutive RSUs, net of tax effect	332	404	341	493

Weighted average shares used to compute diluted EPS	35,815	36,169	36,039	36,177

Net earnings per share:
Basic	$1.45	$1.13	$2.36	$1.52

Diluted	$1.44	$1.11	$2.34	$1.50

For the three and six months ended June 30, 2018, 13,000 and 17,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. There were 12,000 and 54,000 anti-dilutive RSUs for the three and six months ended June 30, 2017, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Senior revolving credit facility	$—	$117,500
Term Loan A (less unamortized debt issuance costs of $749 and $873, respectively)	158,939	165,377
Accounts receivable securitization financing facility	—	25,000
Capital leases and other financing obligations	2,873	5,291

Total	161,812	313,168
Less: current portion of long-term debt	(16,924)	(16,592)

Long-term debt	$144,888	$296,576

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

Our accounts receivable securitization financing facility (the “ABS facility”) was amended on June 27, 2018 to, among other things, renew the borrowing program for a three-year term expiring June 23, 2021. The ABS facility has a maximum aggregate borrowing availability of $250,000,000. While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2018, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which no amounts were outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings. A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount. Based on our maximum leverage ratio as of June 30, 2018, our aggregate debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $759,688,000. We had no amounts outstanding under our revolving and ABS facilities and $159,688,000 was outstanding under our TLA at June 30, 2018.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under the facility from $325,000,000 to $400,000,000, of which $303,702,000 was outstanding at June 30, 2018. The inventory financing facility matures on June 23, 2021. In conjunction with the increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%. Amounts outstanding under this facility are classified separately as accounts payable – inventory financing facility in the accompanying consolidated balance sheets.

Capital Lease and Other Financing Obligations

Our capital lease obligations totaled $1,275,000 and $2,802,000 as of June 30, 2018 and December 31, 2017, respectively.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients. These financing obligations totaled $1,598,000 and $2,489,000 as of June 30, 2018 and December 31, 2017, respectively.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of June 30, 2018 and December 31, 2017.

5. Severance and Restructuring Activities

During the six months ended June 30, 2018, we recorded severance expense in each of our operating segments. The charges in all three operating segments primarily related to severance actions taken to realign certain roles and responsibilities. The following table details the activity related to these resource actions for the six months ended June 30, 2018 and the outstanding obligations as of June 30, 2018 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2017	$1,631	$2,994	$15	$4,640
Severance costs, net of adjustments	781	1,115	130	2,026
Cash payments	(1,268)	(2,779)	(145)	(4,192)
Foreign currency translation adjustments	(30)	(16)	—	(46)

Balances at June 30, 2018	$1,114	$1,314	$—	$2,428

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$2,945	$2,589	$5,335	$5,127
EMEA	790	691	1,480	1,436
APAC	128	57	232	186

Total Consolidated	$3,863	$3,337	$7,047	$6,749

As of June 30, 2018, total compensation cost related to nonvested RSUs not yet recognized is $26,352,000, which is expected to be recognized over the next 1.38 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2018:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2018	892,113	$32.86
Granted(a)	405,022	35.91
Vested, including shares withheld to cover taxes	(353,764)	29.89	$12,794,661	(b)

Forfeited	(33,439)	33.60

Nonvested at June 30, 2018(a)	909,932	35.34	$44,522,973	(c)

(a)

Includes 113,993 RSUs subject to remaining performance conditions. The number of RSUs subject to performance conditions are based on the Company achieving 97% of its 2018 targeted financial results. The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2018.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $48.93 as of June 29, 2018 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

7. Income Taxes

Our effective tax rate for both the three and six months ended June 30, 2018 was 25.9%. For the three and six months ended June 30, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit.

Our effective tax rate for the three and six months ended June 30, 2017 was 37.7% and 35.1%, respectively. For the three months ended June 30, 2017, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance of deferred tax assets related to these foreign operating losses. For the six months ended June 30, 2017,

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

our effective tax rate approximated the United States federal statutory rate of 35.0% due primarily to increases in the rate caused by state income taxes, net of federal benefit, offset by the decreases in the rate cause by the recognition of $2,189,000 of tax benefits on the settlement of employee share-based awards during the first half of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017. Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act. Although we recorded a tax charge in 2017 in connection with the enactment of the U.S. Tax Cuts and Jobs Act, we have not completed our accounting related to all of its provisions. U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are provisional amounts. For the quarter ended June 30, 2018, we have not made any changes to these provisional estimates, and we are continuing to analyze and model the impacts of the U.S. federal tax reform and will record said impacts as they become more certain.

As of June 30, 2018 and December 31, 2017, we had approximately $4,004,000 and $4,273,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $307,000 and $287,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

During the six months ended June 30, 2018, we repurchased 641,211 shares of our common stock on the open market at a total cost of approximately $22,069,000 (an average price of $34.42 per share). All shares repurchased were retired. During the comparative six months ended June 30, 2017, we did not repurchase any shares of our common stock.

9. Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2018, we had approximately $2,075,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2018. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2018. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

During the year ended December 31, 2017, subsequent to our acquisition of Datalink, our consolidated net sales from the provision of services approximated 10%. As such, beginning with our results of operations for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statement of operations. We continued this presentation in the three and six months ended June 30, 2018, and expect to continue this presentation in future periods. For comparability purposes, net sales and costs of goods sold for the three and six months ended June 30, 2017 have been expanded to conform to the current year presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with these changes in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, our sales mix among our hardware, software and services categories for the three and six months ended June 30, 2017 have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported total net sales amounts. The following table summarizes net sales by offering for North America, EMEA and APAC including the effect of the

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

reclassifications on the previously reported net sales by sales mix amounts for the three and six months ended June 30, 2017 (in thousands):

	North America Three Months Ended June 30,		EMEA Three Months Ended June 30,		APAC Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Sales Mix		(As Reclassified)		(As Reclassified)		(As Reclassified)
Hardware	$898,144	$803,389	$171,337	$123,992	$9,317	$6,916
Software	308,269	341,643	193,116	190,116	39,591	39,409
Services	163,037	136,280	41,827	31,952	12,282	10,335

	$1,369,450	$1,281,312	$406,280	$346,060	$61,190	$56,660

	North America Six Months Ended June 30,		EMEA Six Months Ended June 30,		APAC Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Sales Mix		(As Reclassified)		(As Reclassified)		(As Reclassified)
Hardware	$1,771,485	$1,514,253	$358,347	$262,869	$16,477	$10,996
Software	598,745	615,626	378,034	359,434	78,841	64,256
Services	306,618	262,385	70,314	54,112	20,962	17,644

	$2,676,848	$2,392,264	$806,695	$676,415	$116,280	$92,896

Fees earned from activities reported on a net basis in North America, EMEA and APAC, totaling $32,695,000, $19,230,000 and $4,855,000, respectively, in the three months ended June 30, 2017, were reclassified from our software or hardware product categories to our services category to conform to the current year presentation. For the six months ended June 30, 2017, fees earned from activities reported on a net basis in North America, EMEA and APAC, totaling $54,676,000, $30,106,000 and $7,027,000, respectively, were reclassified from our software or hardware product categories to our services category to conform to the current year presentation.

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2018 or 2017.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,206,413	$364,453	$48,908	$1,619,774
Services	163,037	41,827	12,282	217,146

Total net sales	1,369,450	406,280	61,190	1,836,920

Costs of goods sold:
Products	1,105,959	338,142	44,820	1,488,921
Services	72,974	6,174	4,474	83,622

Total costs of goods sold	1,178,933	344,316	49,294	1,572,543

Gross profit	190,517	61,964	11,896	264,377
Operating expenses:
Selling and administrative expenses	135,206	46,894	7,364	189,464
Severance and restructuring expenses	338	41	3	382
Acquisition-related expenses	94	—	—	94

Earnings from operations	$54,879	$15,029	$4,529	$74,437

	Three Months Ended June 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,145,031	$314,108	$46,325	$1,505,464
Services	136,281	31,952	10,335	178,568

Total net sales	1,281,312	346,060	56,660	1,684,032

Costs of goods sold:
Products	1,041,842	287,246	42,927	1,372,015
Services	56,684	3,081	873	60,638

Total costs of goods sold	1,098,526	290,327	43,800	1,432,653

Gross profit	182,786	55,733	12,860	251,379
Operating expenses:
Selling and administrative expenses	131,560	41,772	7,420	180,752
Severance and restructuring expenses	543	479	—	1,022
Acquisition-related expenses	276	—	—	276

Earnings (loss) from operations	$50,407	$13,482	$5,440	$69,329

	Six Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,370,230	$736,381	$95,318	$3,201,929
Services	306,618	70,314	20,962	397,894

Total net sales	2,676,848	806,695	116,280	3,599,823

Costs of goods sold:
Products	2,163,948	676,049	87,658	2,927,655
Services	147,012	12,890	7,884	167,786

Total costs of goods sold	2,310,960	688,939	95,542	3,095,441

Gross profit	365,888	117,756	20,738	504,382
Operating expenses:
Selling and administrative expenses	267,846	95,177	14,621	377,644
Severance and restructuring expenses	781	1,115	130	2,026
Acquisition-related expenses	94	—	—	94

Earnings from operations	$97,167	$21,464	$5,987	$124,618

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,129,878	$622,303	$75,252	$2,827,433
Services	262,386	54,112	17,644	334,142

Total net sales	2,392,264	676,415	92,896	3,161,575

Costs of goods sold:
Products	1,933,429	569,755	69,888	2,573,072
Services	117,748	8,381	2,768	128,897

Total costs of goods sold	2,051,177	578,136	72,656	2,701,969

Gross profit	341,087	98,279	20,240	459,606
Operating expenses:
Selling and administrative expenses	262,570	81,915	13,899	358,384
Severance and restructuring expenses	1,647	4,009	61	5,717
Acquisition-related expenses	3,223	—	—	3,223

Earnings (loss) from operations	$73,647	$12,355	$6,280	$92,282

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2018	December 31, 2017
North America	$2,662,062	$2,337,573
EMEA	753,387	530,242
APAC	177,278	101,169
Corporate assets and intercompany eliminations, net	(499,997)	(283,333)

Total assets	$3,092,730	$2,685,651

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization of property and equipment:
North America	$4,158	$4,551	$8,456	$10,104
EMEA	998	1,225	2,001	2,375
APAC	123	123	255	250

	5,279	5,899	10,712	12,729

Amortization of intangible assets:
North America	3,361	4,012	6,721	8,024
EMEA	71	—	145	12
APAC	171	198	348	397

	3,603	4,210	7,214	8,433

Total	$8,882	$10,109	$17,926	$21,162

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Subsequent Event

Effective August 1, 2018, we acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider based in Cincinnati, Ohio, with offices across the Midwest and Southeast United States, for a cash purchase price, net of cash acquired, of approximately $79,000,000, subject to a final working capital adjustment. Cardinal provides technology solutions to digitally transform organizations through their expertise in mobile applications development, Internet of Things and cloud enabled business intelligence. We believe that this acquisition strengthens our services capabilities and will bring value to our clients within our digital innovation services solution offering.

We are in the process of determining the fair value of net assets acquired, including identifiable intangible assets, which will be recorded in our North America operating segment. We will consolidate the results of operations for Cardinal beginning on August 1, 2018, the effective date of the acquisition. We do not believe that our historical results would have been materially affected by the acquisition of Cardinal.

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

Quarterly Overview

Today, every business is a technology business. We empower organizations of all sizes in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”) with Insight Intelligent Technology SolutionsTM and services to maximize the business value of IT. As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services. Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.

Consolidated net sales of $1.84 billion in the three months ended June 30, 2018 increased 9% compared to the three months ended June 30, 2017, reflecting strong growth in the hardware category due to the ongoing device refresh cycle as well as a 22% increase in services sales year over year. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 7% in the second quarter of 2018 compared to the second quarter of 2017.

Consolidated gross profit of $264.4 million in the three months ended June 30, 2018 increased 5% compared to the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 3% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gross margin declined approximately 50 basis points year to year to 14.4%, reflecting a higher mix of sales to large enterprise and public sector clients, partially offset by an increase in gross profit from services net sales, including professional services and higher agency fees earned on enterprise agreements.

Consolidated selling and administrative expenses for the second quarter of 2018 increased $8.7 million, or 5% year over year (up 3% excluding the effects of fluctuating foreign currency exchange rates). Our consolidated results of operations for the second quarter of 2018 also include severance expense, net of adjustments, totaling $382,000 compared to $1.0 million during the second quarter of 2017, as well as, $94,000 in transaction expenses related to the Cardinal acquisition compared to $276,000 in transaction expenses related to the Datalink acquisition during the second quarter of 2017.

Growth in net sales and gross profit, combined with effective cost control, led to a 7% year over year improvement in consolidated earnings from operations from $69.3 million in the second quarter of 2017 to $74.4 million in the second quarter of 2018, with each of our operating segments contributing positively to our net sales results. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 6% year over year. On a consolidated basis, we reported net earnings of $51.5 million and diluted earnings per share of $1.44 for the second quarter of 2018, which includes a benefit from the lower tax rate due to the 2017 U.S. federal tax reform. This compares to net earnings of $40.3 million and diluted earnings per share of $1.11 for the second quarter of 2017.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.6	85.1	86.0	85.5

Gross profit	14.4	14.9	14.0	14.5
Selling and administrative expenses	10.2	10.7	10.4	11.3
Severance and restructuring and acquisition-related expenses	0.1	0.1	0.1	0.3

Earnings from operations	4.1	4.1	3.5	2.9
Non-operating expense, net	0.3	0.3	0.4	0.3

Earnings before income taxes	3.8	3.8	3.1	2.6
Income tax expense	1.0	1.4	0.8	0.9

Net earnings	2.8%	2.4%	2.3%	1.7%

We experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second quarter. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year.

During the year ended December 31, 2017, our consolidated net sales from the provision of services was approximately 10% of net sales. Accordingly, in our Annual Report on Form 10-K for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statements of operations. We continued this reporting on the face of our consolidated statement of operations for the three and six months ended June 30, 2018 included in the Consolidated Financial Statements in Part I, Item 1 of this report. For comparability purposes, the presentation of net sales and costs of goods sold for the three and six months ended June 30, 2017 have been revised to conform to the current period presentation. These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with this change in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services. Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix). For comparability purposes, the sales mix among our hardware, software and services categories for the three and six months ended June 30, 2017 have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported net sales amounts.

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

Net Sales. Net sales for the three months ended June 30, 2018 increased 9% compared to the three months ended June 30, 2017 to $1.84 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 7% in the second quarter of 2018 compared to the second quarter of 2017. Net sales for the six months ended June 30, 2018 increased 14% compared to the six months ended June 30, 2017 to $3.60 billion. Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 11% in the first six months of 2018 compared to the first six months of 2017. Our net sales by operating segment were as follows for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
North America	$1,369,450	$1,281,312	7%	$2,676,848	$2,392,264	12%
EMEA	406,280	346,060	17%	806,695	676,415	19%
APAC	61,190	56,660	8%	116,280	92,896	25%

Consolidated	$1,836,920	$1,684,032	9%	$3,599,823	$3,161,575	14%

Net sales in North America increased 7%, or $88.1 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net sales of hardware and services increased 12% and 20%, respectively, year over year, while net sales of software decreased 10% year to year. By client group, our top line results included double digit growth with large enterprise and small and medium businesses while sales to public sector clients declined during the second quarter of 2018. The growth in hardware net sales reflects the device refresh cycle discussed in previous quarters. Services net sales improved year over year due to higher sales of hardware warranty and cloud subscription offerings that are reported net, and the effect of the adoption of the new revenue recognition standard effective January 1, 2018, that resulted in sales of security software now also being reported net.

Net sales in North America increased 12%, or $284.6 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net sales of hardware and services increased 17% each, year over year, while net sales of software decreased 3% year to year. By client group, our top line results included double digit growth with large enterprise and small and medium businesses while public sector clients declined during the six months ended June 30, 2018. The growth in hardware net sales reflects the device refresh cycle discussed in previous quarters. Services net sales improved year over year due to higher sales of hardware warranty and cloud subscription offerings that are reported net, while the decline in software net sales is primarily attributable to clients migrating software applications to cloud solutions which are now recorded in services and the effect of the adoption of the new revenue recognition standard effective January 1, 2018, that resulted in sales of security software now also being reported net and in services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for North America for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended June 30,
Sales Mix	2018	2017	% Change
		(As Reclassified)
Hardware	$898,144	$803,389	12%
Software	308,269	341,643	(10%)
Services	163,037	136,280	20%

	$1,369,450	$1,281,312	7%

	Six Months Ended June 30,
Sales Mix	2018	2017	% Change
		(As Reclassified)
Hardware	$1,771,485	$1,514,253	17%
Software	598,745	615,626	(3%)
Services	306,618	262,385	17%

	$2,676,848	$2,392,264	12%

In North America, fees earned from activities reported on a net basis of $109,000 and $32.6 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended June 30, 2017, were reclassified to services to conform to the current period presentation. Fees earned from activities reported on a net basis of $178,000 and $54.5 million that were previously reported as part of our hardware and software product categories, respectively, in the six months ended June 30, 2017, were reclassified to services to conform to the current period presentation.

Net sales in EMEA increased 17%, or $60.2 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 10% compared to the second quarter of last year. Net sales of hardware, software and services increased 38%, 2% and 31%, respectively, compared to the second quarter of 2017. The increase in hardware net sales was due primarily to a higher volume of sales of client devices and networking solutions to large enterprise and public sector business. The increase in services net sales was due primarily to a higher volume of sales of software maintenance and cloud subscription offerings that are reported net, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.

Net sales in EMEA increased 19%, or $130.3 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 9% compared to the first six months of last year. Net sales of hardware, software and services increased 36%, 5% and 30%, respectively, compared to the first six months of 2017. The increase in hardware net sales was due primarily to a higher volume of sales of client devices and networking solutions to large enterprise and public sector business. The increase in services net sales was due primarily to a higher volume of sales of software maintenance and cloud subscription offerings that are reported net, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for EMEA for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$171,337	$123,992	38%
Software	193,116	190,116	2%
Services	41,827	31,952	31%

	$406,280	$346,060	17%

	Six Months Ended June 30,
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$358,347	$262,869	36%
Software	378,034	359,434	5%
Services	70,314	54,112	30%

	$806,695	$676,415	19%

In EMEA, fees earned from activities reported on a net basis of $19.2 million that were previously reported as part of our software product category in the three months ended June 30, 2017 were reclassified to services to conform to the current period presentation. Fees earned from activities reported on a net basis of $30.1 million that were previously reported as part of our software product category in the six months ended June 30, 2017 were reclassified to services to conform to the current period presentation.

Net sales in APAC increased 8%, or $4.5 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 7% compared to the second quarter of last year. The increase was driven by a 35% increase in hardware net sales, primarily in Australia, our largest APAC market, and an increase in consulting services engagements in the services category.

Net sales in APAC increased 25%, or $23.4 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 22% compared to the first six months of last year. The increase was driven by growth of 50%, 23% and 19% in the hardware, software and services categories, respectively. The growth in hardware is due to higher volume with clients in Australia, our largest market in APAC. Software net sales are up primarily due to a single large public sector license renewal recorded in the first quarter of 2018 that historically transacted in the fourth quarter and services net sales increased due to higher professional services engagements around cloud and digital solutions.

Our net sales by offering category for APAC for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	% Change
Sales Mix		(As Reclassified)
Hardware	$9,317	$6,916	35%
Software	39,591	39,409	—
Services	12,282	10,335	19%

	$61,190	$56,660	8%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30,
Sales Mix	2018	2017	% Change
		(As Reclassified)
Hardware	$16,477	$10,996	50%
Software	78,841	64,256	23%
Services	20,962	17,644	19%

	$116,280	$92,896	25%

In APAC, fees earned from activities reported on a net basis of $4,000 and $4.8 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended June 30, 2017, were reclassified to services to conform to the current period presentation. Fees earned from activities reported on a net basis of $6,000 and $7.0 million that were previously reported as part of our hardware and software product categories, respectively, in the six months ended June 30, 2017, were reclassified to services to conform to the current period presentation.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017 (as reclassified):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	66%	63%	42%	36%	15%	12%
Software	22%	26%	48%	55%	65%	70%
Services	12%	11%	10%	9%	20%	18%

	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	66%	63%	44%	39%	14%	12%
Software	22%	26%	47%	53%	68%	69%
Services	12%	11%	9%	8%	18%	19%

	100%	100%	100%	100%	100%	100%

Gross Profit. Gross profit for the three months ended June 30, 2018 increased 5%, or $13.0 million, compared to the three months ended June 30, 2017, with gross margin decreasing approximately 50 basis points to 14.4% for the three months ended June 30, 2018 compared to 14.9% for the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 3% year over year in the second quarter of 2018 compared to the second quarter of 2017. Gross profit for the six months ended June 30, 2018 increased 10%, or $44.8 million, compared to the six months ended June 30, 2017, with gross margin decreasing approximately 50 basis points to 14.0% for the six months ended June 30, 2018 compared to 14.5% for the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 7% year over year in the first half of 2018 compared to the first half of 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
North America	$190,517	13.9%	$182,786	14.3%	$365,888	13.7%	$341,087	14.3%
EMEA	61,964	15.3%	55,733	16.1%	117,756	14.6%	98,279	14.5%
APAC	11,896	19.4%	12,860	22.7%	20,738	17.8%	20,240	21.8%

Consolidated	$264,377	14.4%	$251,379	14.9%	$504,382	14.0%	$459,606	14.5%

North America’s gross profit for the three months ended June 30, 2018 increased 4% compared to the three months ended June 30, 2017. As a percentage of net sales, gross margin decreased approximately 40 basis points to 13.9% for the second quarter of 2018 from 14.3% in the second quarter of 2017. The year to year decline in gross margin was primarily attributable to a 70 basis point decrease in product margin, which includes partner funding and freight, partially offset by a net 36 basis point increase generated by services net sales. The increase in margin generated by services net sales reflects a 64 basis point increase from hardware warranty and cloud subscription offerings that are recorded on a net basis, partially offset by a decline from software maintenance net sales, also recorded net, of 29 basis points, during the second quarter of 2018. The net decrease in product margin was due primarily to higher hardware sales to large enterprise clients, which generally transact at lower margins, and lower software license sales as clients are migrating to cloud solutions, during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.

North America’s gross profit for the six months ended June 30, 2018 increased 7% compared to the six months ended June 30, 2017. As a percentage of net sales, gross margin decreased approximately 60 basis points to 13.7% for the first half of 2018 from 14.3% in the first half of 2017. The year to year decline in gross margin was primarily attributable to a 49 basis point decrease in product margin, which includes partner funding and freight, and a 9 basis point decrease from services net sales. The net decrease in product margin was due primarily to higher hardware sales to large enterprise clients, which generally transact at lower margins, and lower software license sales as clients are migrating to cloud solutions, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

EMEA’s gross profit increased 11% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 4% compared to the second quarter of last year. As a percentage of net sales, gross margin decreased approximately 80 basis points to 15.3% for the second quarter of 2018 from 16.1% in the second quarter of 2017. The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 130 basis points , partially offset by an increase in margin from higher margin services net sales of 44 basis points during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease in product margin primarily resulted from a decrease in partner funding in software and a decrease in the software category margin during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. The decrease in partner funding was primarily due to changes to certain partner programs. The decrease in product margin was primarily due a higher proportion of sales to large enterprise and public sector clients, which generally transact at lower margins. The increase in margin from services net sales during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017 resulted from a higher volume of software maintenance and cloud subscription offerings that are recorded on a net basis, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit increased 20% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 9% compared to the first half of last year. As a percentage of net sales, gross margin increased approximately 10 basis points to 14.6% for the first half of 2018 from 14.5% in the first half of 2017. The year over year improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 36 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 30 basis points during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in margin from services net sales during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 resulted from a higher volume of software maintenance and cloud subscription offerings that are recorded on a net basis, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017. The net decrease in product margin was due primarily higher software sales to large enterprise and public sector clients, which generally transact at lower margins, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

APAC’s gross profit decreased 7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, with gross margin decreasing to 19.4% for the three months ended June 30, 2018 compared to 22.7% for the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit decreased 8% compared to the second quarter of last year. The decrease in gross margin in the second quarter of 2018 compared to the second quarter of 2017 was due primarily to decreased software referral fees and services that are reported net during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

APAC’s gross profit increased 2% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, with gross margin decreasing to 17.8% for the six months ended June 30, 2018 compared to 21.8% for the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, gross profit was flat, increasing less than 1%, compared to the first half of last year. The decrease in gross margin in the first half of 2018 compared to the first half of 2017 was due primarily to decreased software referral fees and services that are reported net during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $8.7 million, or 5%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 3% year over year in the second quarter of 2018 compared to the second quarter of 2017. Selling and administrative expenses increased $19.3 million, or 5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 2% year over year in the first half of 2018 compared to the first half of 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
North America	$135,206	9.9%	$131,560	10.3%	$267,846	10.0%	$262,570	11.0%
EMEA	46,894	11.5%	41,772	12.1%	95,177	11.8%	81,915	12.1%
APAC	7,364	12.0%	7,420	13.1%	14,621	12.6%	13,899	15.0%

Consolidated	$189,464	10.3%	$180,752	10.7%	$377,644	10.5%	$358,384	11.3%

North America’s selling and administrative expenses increased 3%, or $3.6 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased approximately 40 basis points year to year as a percentage of net sales to 9.9%. The increase in expenses was primarily driven by a $2.6 million increase in salaries and wages, contract labor and teammate benefits expenses primarily due to increases in headcount and a $4.1 million increase in variable compensation resulting from increased sales for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Partially offsetting these increases in teammate expenses were decreases in teammate benefits of $2.3 million due to decreased healthcare costs and lower depreciation and amortization expense of $1.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

North America’s selling and administrative expenses increased 2%, or $5.3 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and decreased approximately 100 basis points year to year as a percentage of net sales to 10.0%. The increase in expenses was primarily driven by a $5.6 million increase in salaries and wages and compensation expenses primarily due to increases in headcount and a $6.5 million increase in variable compensation resulting from increased sales for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Partially offsetting these increases in teammate expenses were decreases in teammate benefits of $2.4 million due to decreased healthcare costs, depreciation and amortization expense of $2.9 million and other general and administrative expenses of $5.9 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

EMEA’s selling and administrative expenses increased 12%, or $5.1 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and decreased approximately 60 basis points year to year as a percentage of net sales to 11.5%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 5% compared to the second quarter of last year. The increase in expenses was primarily driven by an increase in salaries and wages and teammate benefits expenses due to increased headcount and an increase in variable compensation resulting from increased sales and gross profit for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

EMEA’s selling and administrative expenses increased 16%, or $13.3 million, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and decreased approximately 30 basis points year to year as a percentage of net sales to 11.8%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 6% compared to the first half of last year. The increase in expenses was primarily driven by an increase in salaries and wages and teammate benefits expenses due to increased headcount and an increase in variable compensation resulting from increased sales and gross profit for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s selling and administrative expenses decreased 1%, or $56,000, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and decreased approximately 110 basis points year to year as a percentage of net sales to 12.0%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses decreased 2% compared to the second quarter of last year. The year to year decrease was primarily driven by a decrease in headcount and related expenses and variable compensation.

APAC’s selling and administrative expenses increased 5%, or $722,000, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, and decreased approximately 240 basis points year to year as a percentage of net sales to 12.6%. Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 3% compared to the first half of last year. The year over year increase was primarily driven by investments in headcount in the service delivery organization.

Severance and Restructuring Expenses. During the three months ended June 30, 2018, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $338,000, $41,000 and $3,000, respectively. During the six months ended June 30, 2018, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $781,000, $1.1 million and $130,000, respectively. The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities. Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended June 30, 2017, North America and EMEA recorded severance expense, net of adjustments, of approximately $543,000 and $479,000, respectively. For the six months ended June 30, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.6 million, $4.0 million and $61,000, respectively.

Acquisition-related Expenses. During the three and six months ended June 30, 2018, we incurred $94,000 in direct third-party transaction costs related to the acquisition of Cardinal, effective August 1, 2018. Comparatively, during the three and six months ended June 30, 2017, we incurred $276,000 and $3.2 million, respectively, in direct third-party transaction costs related to the acquisition of Datalink in January 2017.

Non-Operating (Income) Expense.

Interest Income. Interest income for the three and six months ended June 30, 2018 and 2017 was generated from interest earned on cash and cash equivalent bank balances. The decrease in interest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to lower average interest-bearing cash and cash equivalent balances during the six months ended June 30, 2018.

Interest Expense. Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility. Interest expense for the three months ended June 30, 2018 increased 18%, or $776,000, compared to the three months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 increased 35%, or $2.9 million, compared to the six months ended June 30, 2017. These increases were due primarily to higher interest rates. Imputed interest under our inventory financing facility was $2.4 million and $4.9 million for the three and six months ended June 30, 2018, respectively, compared to $1.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively. The increases were a result of expanded use of the facility and a higher average incremental borrowing rate used to compute the imputed interest amounts during the 2018 periods. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense. Our effective tax rate of 25.9% for the three months ended June 30, 2018 was lower than our effective tax rate of 37.7% for the three months ended June 30, 2017. Our effective tax rate of 25.9% for the six months ended June 30, 2018 was lower than our effective tax rate of 35.1% for the six months ended June 30, 2017. The decrease in our effective tax rate for the first half of 2018 compared to the first half of 2017 was due primarily to the reduction in the United States federal statutory rate to 21.0%.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$350,955	$(99,266)
Net cash used in investing activities	(10,644)	(191,168)
Net cash (used in) provided by financing activities	(192,508)	270,712
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(5,541)	11,739

Increase (decrease) in cash, cash equivalents and restricted cash	142,262	(7,938)
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946

Cash, cash equivalents and restricted cash at end of period	$249,707	$197,963

Cash and Cash Flow

Our primary uses of cash during the six months ended June 30, 2018 were to pay down our debt balances, to repurchase shares of our common stock and for capital expenditures, as well as funding our working capital requirements. Operating activities provided $351.0 million in cash during the six months ended June 30, 2018, compared to $99.3 million of cash used in operating activities during the six months ended June 30, 2017. The 2017 results were affected by a significant transaction at the beginning of the prior year period, whereby a single significant payment to a supplier was due and paid in January 2017, but the related receivable was collected from a client in the fourth quarter of 2016, as discussed in more detail below. During the six months ended June 30, 2018, we had net repayments under our inventory financing facility of $15.8 million, compared to net borrowings under the facility of $25.5 million during the six months ended June 30, 2017. We also had combined net repayments under our revolving facility and ABS facility that decreased our outstanding long-term debt by $149.1 million, including scheduled amortization payments under our Term Loan A (“TLA”). Capital expenditures were $10.6 million in the six months ended June 30, 2018, an increase of 4% compared to the total capital expenditures made in the prior year period. Cash, cash equivalents and restricted cash balances in the six

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

months ended June 30, 2018 were negatively affected by $5.5 million while the balances in the six months ended June, 30 2017 were positively affected by $11.7 million, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

Net cash provided by (used in) operating activities. Cash flows from operating activities for the six months ended June 30, 2018 and 2017 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances. In both periods, exclusive of the acquisition of Datalink’s accounts receivable balances and the assumption of Datalink’s accounts payable balances during the 2017 period, we anticipated the increases in accounts receivable and accounts payable due to the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31. Cash flow from operating activities in 2018 was $351.0 million, a significant increase in cash generation related to our focus on optimizing working capital, reducing aged accounts receivables and reducing our investments in inventory in the second quarter of 2018. However, the 2017 results were also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously.

The decrease in inventories for the first half of 2018 is primarily attributable to completing large shipments to clients related to work on various systems projects. For the prior year period, the increase in inventories was primarily attributable to an increase in inventory levels at June 30, 2017 to support specific client engagements. The increase in other assets for the six months ended June 30, 2018 was a result of the change in accounting under the new revenue recognition standard, which resulted in accelerated revenue recognition for certain contracts with payment terms that exceed one year. As a result, we recorded a related long-term receivable within other assets in the accompanying consolidated balance sheet as of June 30, 2018. See Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this report. The increase in accounts payable for the six months ended June 30, 2018 was primarily due to business mix and timing of sales generated in the last weeks of the quarter. The increase in accrued expenses and other liabilities was due to increased value added tax on increased foreign net sales during the six months ended June 30, 2018 compared to 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Six Months Ended June 30,
	2018	2017
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	107	98
Days inventory outstanding (“DIOs”) (b)	11	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(98)	(95)

Cash conversion cycle (days) (d)	20	15

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.

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

Our cash conversion cycle was 20 days in the first half of 2018, up five days from the first half of 2017. The increase resulted from the net effect of a nine day increase in DSOs, a one day decrease in DIOs due to deploying inventory against client specific engagements and an overall focus on minimizing inventory on hand and a three day increase in DPOs due to the timing of client receipts and supplier payments during the respective quarters. These operating metrics include the effects of the adoption of the new revenue recognition standard effective January 1, 2018, resulting in a higher current accounts receivable balance at June 30, 2018 compared to June 30, 2017. These accounting adjustments did not have a comparable increase in net sales due to the high volume of sales reported on a net basis, thus negatively affecting the DSO metric for the six months ended June 30, 2018.

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

Net cash used in investing activities. Capital expenditures were $10.6 million and $10.3 million for the six months ended June 30, 2018 and 2017, respectively. We expect capital expenditures for the full year 2018 to be between $15.0 million and $20.0 million, primarily for technology-related upgrade projects. During the six months ended June 30, 2017, we acquired Datalink in North America for approximately $180.9 million, net of cash and cash equivalents acquired.

Net cash (used in) provided by financing activities. During the six months ended June 30, 2018, we had net combined repayments under our revolving facility and our ABS facility that decreased our outstanding long-term debt balance by $149.1 million, including scheduled amortization payments under our TLA. We also had net repayments under our inventory financing facility of $15.8 million during the six months ended June 30, 2018. During the six months ended June 30, 2018, we also repurchased an aggregate of $22.1 million of our common stock under a previously announced repurchase program. Comparatively, during the six months ended June 30, 2017, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $255.1 million, including the expansion

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink, and had net borrowings under our inventory financing facility of $25.5 million. During the six months ended June 30, 2017, we did not repurchase any shares of our common stock.

Financing Facilities

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio. The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”). The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings. We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters. However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount. Based on the maximum permitted leverage ratio as of June 30, 2018, the Company’s debt balance that could have been outstanding under our revolving facility, TLA and ABS facility was the full amount of the maximum borrowing capacity of $759.7 million, of which $159.7 million was outstanding under our TLA and no amounts were outstanding under our revolving or ABS facilities at June 30, 2018. Additionally, the ABS facility was amended on June 27, 2018 to, among other things, renew the borrowing program for a three-year term expiring June 23, 2021. While our ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable. As of June 30, 2018, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our debt balance as of June 30, 2018 was $161.8 million, including our capital lease obligations for certain IT equipment and other financing obligations. As of June 30, 2018, the current portion of our long-term debt includes $15.3 million in amortization payments due through June 30, 2019 under our TLA. The remaining $1.6 million of current debt relates to our capital leases and our other financing obligations acquired from Datalink. Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

Our revolving facility, our TLA and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements. If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At June 30, 2018, we were in compliance with all such covenants. Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At June 30, 2018, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions. These amounts are classified separately as accounts payable – inventory financing facility in our consolidated balance sheets. Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under our inventory financing facility from $325.0 million to $400.0 million, of which $303.7 million was outstanding at June 30, 2018. In conjunction with the

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility. The inventory financing facility matures on June 23, 2021 and may be renewed under certain circumstances described in the agreement for successive 12-month periods.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed. As of June 30, 2018, we had approximately $145.8 million in cash and cash equivalents in certain of our foreign subsidiaries. As of June 30, 2018, the majority of our foreign cash resides in the Netherlands and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and determined that as of June 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INSIGHT ENTERPRISES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2018.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility, our ABS facility, our TLA and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	415,775	$34.26	415,775	$28,077,000
May 1, 2018 through May 31, 2018	4,180	35.02	4,180	27,931,000
June 1, 2018 through June 30, 2018	—	—	—	27,931,000

Total	419,955	$34.27	419,955

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. Repurchases during the quarter ended June 30, 2018 are reflected in the table above. There is no stated expiration date for our current share repurchase plan. Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares. All shares repurchased during the three months ended June 30, 2018 were retired.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995

10.1	Omnibus Amendment, dated as of June 27, 2018, among Insight Receivables, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent, relating to the Receivables Purchase Agreement, dated as of December 31, 2002, as amended, and the Amended and Restated Receivables Sale Agreement, dated as of September 3, 2003, as amended	8-K	000-25092	10.1	June 29, 2018

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018	INSIGHT ENTERPRISES, INC.

By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)