Form 10-Q
period 2018-09-30
INSIGHT ENTERPRISES INC
filed 2018-11-07
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Not Applicable

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares outstanding of the issuer’s common stock as of November 2, 2018 was 35,479,670.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2018

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

INSIGHT ENTERPRISES, INC.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$111,055	$105,831
Accounts receivable, net of allowance for doubtful accounts of $10,135 and $10,158, respectively	1,682,005	1,814,560
Inventories	171,197	194,529
Inventories not available for sale	648	36,956
Other current assets	103,778	152,467
Total current assets	2,068,683	2,304,343
Property and equipment, net of accumulated depreciation and amortization of $331,605 and $335,078, respectively	74,097	75,252
Goodwill	167,065	131,431
Intangible assets, net of accumulated amortization of $48,646 and $37,357, respectively	116,608	100,778
Deferred income taxes	13,844	17,064
Other assets	70,220	56,783
	$2,510,517	$2,685,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$758,035	$899,075
Accounts payable—inventory financing facility	237,556	319,468
Accrued expenses and other current liabilities	180,101	175,860
Current portion of long-term debt	17,360	16,592
Deferred revenue	63,696	88,979
Total current liabilities	1,256,748	1,499,974
Long-term debt	251,334	296,576
Deferred income taxes	427	717
Other liabilities	59,001	44,915
	1,567,510	1,842,182
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,459 shares at September 30, 2018 and 35,829 shares at December 31, 2017 issued and outstanding	355	358
Additional paid-in capital	319,065	317,155
Retained earnings	657,625	550,220
Accumulated other comprehensive loss – foreign currency translation adjustments	(34,038)	(24,264)
Total stockholders’ equity	943,007	843,469
	$2,510,517	$2,685,651

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Products	$1,548,273	$1,598,973	$4,724,888	$4,426,406
Services	199,453	159,000	606,202	493,142
Total net sales	1,747,726	1,757,973	5,331,090	4,919,548
Costs of goods sold:
Products	1,415,808	1,463,414	4,319,181	4,036,486
Services	97,004	68,478	272,355	197,375
Total costs of goods sold	1,512,812	1,531,892	4,591,536	4,233,861
Gross profit	234,914	226,081	739,554	685,687
Operating expenses:
Selling and administrative expenses	184,095	180,390	561,739	538,774
Severance and restructuring expenses	683	494	2,709	6,211
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	188	106	282	3,329
Earnings from operations	49,948	41,445	174,824	133,727
Non-operating (income) expense:
Interest income	(330)	(227)	(653)	(863)
Interest expense	6,132	5,555	17,249	13,814
Net foreign currency exchange loss	539	341	19	972
Other expense, net	393	339	1,019	980
Earnings before income taxes	43,214	35,437	157,190	118,824
Income tax expense	11,060	13,025	40,554	42,309
Net earnings	$32,154	$22,412	$116,636	$76,515
Net earnings per share:
Basic	$0.91	$0.63	$3.27	$2.14
Diluted	$0.89	$0.62	$3.24	$2.11
Shares used in per share calculations:
Basic	35,468	35,787	35,622	35,718
Diluted	35,957	36,203	36,012	36,186

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$32,154	$22,412	$116,636	$76,515
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	657	15,106	(9,774)	31,361
Total comprehensive income	$32,811	$37,518	$106,862	$107,876

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$116,636	$76,515
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,018	19,430
Amortization of intangible assets	11,399	12,643
Provision for losses on accounts receivable	2,572	3,429
Write-downs of inventories	2,410	1,991
Write-off of property and equipment	367	378
Non-cash stock-based compensation	10,764	10,134
Deferred income taxes	2,964	(209)
Loss on sale of foreign entity	—	3,646
Changes in assets and liabilities, net of acquisitions and sale of foreign entity:
Decrease in accounts receivable	222,047	108,284
Decrease (increase) in inventories	24,373	(73,186)
Decrease in other assets	31,555	320
Decrease in accounts payable	(201,147)	(442,328)
Increase (decrease) in deferred revenue	11,326	(13,871)
Decrease in accrued expenses and other liabilities	(4,043)	(30,736)
Net cash provided by (used in) operating activities	247,241	(323,560)
Cash flows from investing activities:
Purchases of property and equipment	(13,046)	(15,906)
Proceeds from sale of foreign entity	479	1,517
Acquisitions, net of cash and cash equivalents acquired	(74,938)	(186,932)
Net cash used in investing activities	(87,505)	(201,321)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	569,232	923,216
Repayments on senior revolving credit facility	(686,732)	(707,216)
Borrowings on accounts receivable securitization financing facility	2,662,000	2,844,389
Repayments on accounts receivable securitization financing facility	(2,576,000)	(2,723,889)
Borrowings under Term Loan A	—	175,000
Repayments under Term Loan A	(9,844)	(6,562)
Repayments under other financing agreements	(2,312)	(5,176)
Payments on capital lease obligations	(1,002)	(614)
Net (repayments) borrowings under inventory financing facility	(81,911)	45,641
Payment of debt issuance costs	(270)	(1,123)
Payment of payroll taxes on stock-based compensation through shares withheld	(3,195)	(4,703)
Repurchases of common stock	(22,069)	—
Net cash (used in) provided by financing activities	(152,103)	538,963
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(2,434)	19,635
Increase in cash, cash equivalents and restricted cash	5,199	33,717
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946
Cash, cash equivalents and restricted cash at end of period	$112,644	$239,663

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2018 and our results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017.  The consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2017.  Our results of operations include the results of Datalink Corporation (“Datalink”) from its acquisition date of January 6, 2017, Caase Group B.V. (referred to herein as, “Caase.com”) from its acquisition date of September 26, 2017 and Cardinal Solutions Group, Inc. (“Cardinal”) from its acquisition date of August 1, 2018.  See Note 12 for further discussion of our acquisition of Cardinal.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” ASU No. 2016-18, “Restricted Cash,” ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” and ASU No. 2016-01, “Financial Instruments Overview: Recognition and Measurement of Financial Assets and Financial Liabilities.”  The adoption of these new standards did not have a material effect on our consolidated financial statements.  Additionally, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” effective January 1, 2018, as discussed in Note 2.

As a result of the adoption of ASU No. 2016-18, we began including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows for the nine months ended September 30, 2018.  Amounts shown in the consolidated statement of cash flows for the nine months ended September 30, 2017 were reclassified to conform to the current period presentation.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$111,055	$105,831
Restricted cash included in other current assets	17	46
Restricted cash included in other non-current assets	1,572	1,568
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$112,644	$107,445

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$236,411	$202,882
Restricted cash included in other current assets	80	51
Restricted cash included in other non-current assets	3,172	3,013
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$239,663	$205,946

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions.  Restricted cash shown in the statement of cash flows for the nine months ended September 30, 2017 also includes funds deposited with a financial institution in Australia to provide a guarantee on our behalf as security for any funds we might draw under our revolving loan facility in China.  The deposited funds were restricted in that we could not withdraw them as long as the related loan facility was in place.  These amounts were reported in other non-current assets.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements.” ASU 2018-11 provides additional guidance to Topic 842 including providing preparers an additional optional retrospective adoption method which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. ASU 2018-11 also provides lessors a practical expedient to not separate lease from non-lease components, in certain situations.

We will adopt the new lease standard as of January 1, 2019 and plan to utilize the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date.  Additionally, we expect to elect certain available practical expedients.  We have established a cross-functional implementation team and are in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to our systems, processes, and internal controls over financial reporting.  While we are still evaluating the impact of adopting ASU No. 2016-02, we anticipate this standard will have a material impact on our other assets and other liabilities balances.  The primary impact will be to record ROU assets and lease liabilities for existing operating leases on our consolidated balance sheets.  We do not expect the adoption to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows.  Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2019, including continuing to monitor any potential changes in the standard proposed by the FASB.

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

We applied Topic 606 using the modified retrospective transition method.  In adopting the new standard, the net cumulative effect from prior periods of applying the guidance in Topic 606 was recognized as a cumulative effect adjustment to the opening balance of retained earnings in our consolidated balance sheet as of January 1, 2018.  Additionally, we have elected the option to only account for contracts that remained open as of the January 1, 2018 transition date in accordance with Topic 606.  Revenue recognition for contracts for which substantially all of the revenue was recognized in accordance with the revenue guidance in effect before January 1, 2018 has not been changed.  The comparative information as of December 31, 2017 and for the years ended December 31, 2017 and 2016 have not been adjusted and continue to be reported under the previously applicable accounting standards.  The details of the significant changes and quantitative impact of the changes are set forth below.

•

For sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we changed our accounting to record both the software license and the accompanying software maintenance on a net basis, as the agent in the arrangement, given the predominant nature of the goods and services provided to the customer.  Under previous guidance, we bifurcated the sale of the software license from the sale of the maintenance contract, recorded the sale of the software product on a gross sales recognition basis and recorded the sale of the software maintenance on a net sales recognition basis.  This change has no effect on reported gross profit dollars associated with these transactions.

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

•

The accounting for recording sales returns allowance changed from being recorded against accounts receivable to being recorded as a refund liability.  As a result, in our consolidated balance sheets, we reclassified our sales returns allowance balance from accounts receivable, net to accrued expenses and other current liabilities.  Under previous guidance, we recorded the sales returns allowance in accounts receivable, net and not as a separately stated liability.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated financial statements as of September 30, 2018 and for the three and nine months then ended (in thousands, except for per share data):

BALANCE SHEET AT SEPTEMBER 30, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Cash and cash equivalents	$111,055	$—	$111,055
Accounts receivable, net	1,682,005	(115,210)	1,566,795
Inventories	171,197	—	171,197
Inventories not available for sale	648	72,529	73,177
Other current assets	103,778	37,356	141,134
Total current assets	2,068,683	(5,325)	2,063,358
Property and equipment, net	74,097	—	74,097
Goodwill	167,065	—	167,065
Intangible assets, net	116,608	—	116,608
Deferred income taxes	13,844	—	13,844
Other assets	70,220	(15,793)	54,427
	$2,510,517	$(21,118)	$2,489,399
Accounts payable – trade	$758,035	$(47,159)	$710,876
Accounts payable – inventory financing facility	237,556	—	237,556
Accrued expenses and other current liabilities	180,101	(20,880)	159,221
Current portion of long-term debt	17,360	—	17,360
Deferred revenue	63,696	67,171	130,867
Total current liabilities	1,256,748	(868)	1,255,880
Long-term debt	251,334	—	251,334
Deferred income taxes	427	—	427
Other liabilities	59,001	(13,768)	45,233
	1,567,510	(14,636)	1,552,874
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	355	—	355
Additional paid-in capital	319,065	—	319,065
Retained earnings	657,625	(6,407)	651,218
Accumulated other comprehensive loss – foreign currency translation adjustments	(34,038)	(75)	(34,113)
Total stockholders’ equity	943,007	(6,482)	936,525
	$2,510,517	$(21,118)	$2,489,399

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Net sales:
Products	$1,548,273	$56,880	$1,605,153
Services	199,453	(1,981)	197,472
Total net sales	1,747,726	54,899	1,802,625
Costs of goods sold:
Products	1,415,808	$49,985	1,465,793
Services	97,004	1,230	98,234
Total costs of goods sold	1,512,812	51,215	1,564,027
Gross profit	234,914	3,684	238,598
Operating expenses:
Selling and administrative expenses	184,095	28	184,123
Severance and restructuring expenses	683	—	683
Acquisition-related expenses	188	—	188
Earnings from operations	49,948	3,656	53,604
Non-operating expense, net	6,734	—	6,734
Earnings before income taxes	43,214	3,656	46,870
Income tax expense	11,060	887	11,947
Net earnings	$32,154	$2,769	$34,923
Net earnings per share:
Basic	$0.91	$0.07	$0.98
Diluted	$0.89	$0.08	$0.97
Shares used in per share calculations:
Basic	35,468	—	35,468
Diluted	35,957	—	35,957

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Net sales:
Products	$4,724,888	$85,551	$4,810,439
Services	606,202	(9,045)	597,157
Total net sales	5,331,090	76,506	5,407,596
Costs of goods sold:
Products	4,319,181	75,407	4,394,588
Services	272,355	(378)	271,977
Total costs of goods sold	4,591,536	75,029	4,666,565
Gross profit	739,554	1,477	741,031
Operating expenses:
Selling and administrative expenses	561,739	277	562,016
Severance and restructuring expenses	2,709	—	2,709
Acquisition-related expenses	282	—	282
Earnings from operations	174,824	1,200	176,024
Non-operating expense, net	17,634	—	17,634
Earnings before income taxes	157,190	1,200	158,390
Income tax expense	40,554	430	40,984
Net earnings	$116,636	$770	$117,406
Net earnings per share:
Basic	$3.27	$0.03	$3.30
Diluted	$3.24	$0.02	$3.26
Shares used in per share calculations:
Basic	35,622	—	35,622
Diluted	36,012	—	36,012

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

The adoption of Topic 606 had no effect on net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the nine months ended September 30, 2018.  The adjustment to net earnings noted above in reconciling our reported results of operations for the nine months ended September 30, 2018 under Topic 606 to pre-Topic 606 adoption was fully offset by adjustments to the reported changes in asset and liability balances, resulting in no effect on operating cash flows.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We record the freight we bill to our clients as product net sales and the related freight costs we pay as product costs of goods sold.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

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

Product Offerings

Hardware

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

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs.  We recognize revenue for drop-shipment arrangements on a gross basis as the principal in the transaction when the product is received by the client because we control the product prior to transfer to the client.  We also assume primary responsibility for fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client and we work closely with our clients to determine their hardware specifications.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

Bill and Hold Transactions

We offer a service to our customers whereby clients may purchase product that we procure on their behalf and, at our clients’ direction, store the product in our warehouse for a designated period of time, with the intention of deploying the product to the clients’ designated locations at a later date.  These warehousing services are designed to help our clients with inventory management challenges associated with technology roll-outs, product that is moving to end of life, and/or clients needing integrated stock available for immediate deployment.  In some circumstances, we may also perform lab integration services on a portion of the product prior to shipment to our clients for a separate fee.  The client is invoiced and title transfers to the client upon receipt of the product at our warehouse.  These product contracts are non-cancelable with customary credit terms beginning the date the product is received in our warehouse and the warranty periods begin on the date of invoice.  Revenue is recognized for the sale of the product to the client upon receipt of the product at our warehouse.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The warehousing services and lab integration fees are considered separate performance obligations.  Under previous accounting guidance, prior to the adoption of Topic 606, it was determined that these product sales transactions did not meet the revenue recognition criteria under GAAP.  Therefore, we did not record product net sales, and the inventories were classified as inventories not available for sale on our consolidated balance sheets, until the product was delivered to the clients’ designated location.  If clients remitted payment before we delivered the product to them, we recorded the payments received as deferred revenue on our consolidated balance sheets until such time as the product was delivered.

Software

We recognize revenue from software sales at the point in time when the client acquires the right to use or copy software under license and control transfers to the client.  For renewals, revenue is recognized upon the commencement of the term of the software license agreement or when the renewal term begins, as applicable.  This is a change from our accounting treatment prior to the adoption of Topic 606, whereby revenue from renewals of software licenses was recognized when the parties agreed to the renewal or extension, provided that all other revenue recognition criteria had been met.

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

Services Offerings

Software Maintenance

Software maintenance agreements provide our clients with the right to obtain any software upgrades, bug fixes and help desk and other support services directly from the software publisher at no additional charge during the term of the software maintenance agreements.  We act as the software publisher’s agent in selling these software maintenance agreements and do not assume any performance obligation to the client under the agreements.  As a result, we are the agent in these transactions and these sales are recorded on a net sales recognition basis.  Under net sales recognition, the cost of the software maintenance agreement is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold.  Because we are acting as the software publisher’s agent, revenue is recognized when the parties agree to the initial purchase, renewal or extension as our agency services are then complete.  This is consistent with our accounting treatment prior to the adoption of Topic 606.  As discussed in Note 11, we report all fees earned from activities reported net within our services net sales category in our consolidated statements of operations.

Cloud / Software-as-a-Service Offerings

Cloud or software-as-a-service subscription products provide our clients with access to software products hosted in the public cloud without the client taking possession of the software.  We act as the software publisher’s agent in selling these software-as-a service subscription products and do not host the software products on our servers.  We do not take control of the software products or assume any performance obligations to the clients related to the provisioning of the offerings in the cloud.  As a result, these sales are recorded on a net sales recognition basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

This is consistent with our accounting treatment prior to the adoption of Topic 606.  As discussed in Note 11, we report all fees earned from activities reported net within our services net sales category in our consolidated statements of operations.

Insight Delivered Services

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

We recognize revenue from sales of services by measuring progress toward complete satisfaction of the related service performance obligation.  Billings for such services that are made in advance of the related revenue recognized are recorded as a contract liability.

Specific revenue recognition practices for certain of our services offerings are described in further detail below.

Time and Materials Services Contracts

We recognize revenue for professional services engagements that are on a time and materials basis based upon hours incurred for the performance completed to date for which we have the right to consideration, even if such amounts have not yet been invoiced as of period end.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

Fixed Fee Services Contracts

We recognize revenue on fixed fee professional services contracts using a proportional performance method of revenue recognition based on the ratio of direct labor and other allocated costs incurred to total estimated direct labor and other allocated costs.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

OneCall Support Services Contracts

When we sell certain hardware and/or software products to our clients, we also enter into service contracts with them.  These contracts are support service agreements for the hardware and/or software products that were purchased from us.  Under certain support services contracts, although we purchase third-party support contracts for maintenance on the specific hardware or software products we have sold, our internal support desk assists the client first by performing an initial technical triage to determine the source of the problem and whether we can direct the client on how to fix the problem.  We refer to these services as “OneCall.”  We act as the principal in the transaction because we perform the OneCall services over the term of the support service contract and we set the price of the service charged to the client.  As a result, we recognize revenue from OneCall extended service contracts on a gross sales recognition basis ratably over the contract term of the stand ready obligation, generally one to three years.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

On our consolidated balance sheet, a significant portion of our contract liabilities balance relates to OneCall support services agreements for which clients have paid or have been invoiced but for which we have not yet recognized the applicable services revenue.  We also defer incremental direct costs to fulfill our service contracts that we prepay to third parties for direct support of our fulfillment of the service contract to our clients under our contract terms and amortize them into operations over the term of the contracts.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Vendor Direct Support Services Contracts

When we do not provide OneCall services to the client on hardware and/or software products that were purchased, the client may purchase a vendor direct support services contract through us.  Under these contracts, our clients call the manufacturer/publisher or its designated service organization directly for both the initial technical triage and any follow-up assistance.  We act as the manufacturer/publisher’s agent in selling these support service contracts and do not assume any performance obligation to the client under the arrangements.  As a result, these sales are recorded on a net sales recognition basis similar to software maintenance agreements, as discussed above.  Because we are acting as the manufacturer/publisher’s agent, revenue is recognized when the parties agree to the purchase of the support services contract as our agency services are then complete.  This is consistent with our accounting treatment prior to the adoption of Topic 606.

Third-party Provided Services

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$953,431	$147,497	$6,041	$1,106,969
Software	259,602	168,603	13,099	441,304
Services	158,426	29,080	11,947	199,453
	$1,371,459	$345,180	$31,087	$1,747,726
Major Client Groups
Large Enterprise / Corporate	$986,665	$265,430	$10,715	$1,262,810
Public Sector	141,895	62,720	6,255	210,870
Small and Medium-Sized Businesses	242,899	17,030	14,117	274,046
	$1,371,459	$345,180	$31,087	$1,747,726
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,322,391	$326,671	$26,638	$1,675,700
Net revenue recognition (Agent)	49,068	18,509	4,449	72,026
	$1,371,459	$345,180	$31,087	$1,747,726

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,724,916	$505,844	$22,518	$3,253,278
Software	828,231	551,920	91,459	1,471,610
Services	465,458	104,086	36,658	606,202
	$4,018,605	$1,161,850	$150,635	$5,331,090
Major Client Groups
Large Enterprise / Corporate	$2,945,880	$836,865	$37,770	$3,820,515
Public Sector	388,109	273,821	67,134	729,064
Small and Medium-Sized Businesses	684,616	51,164	45,731	781,511
	$4,018,605	$1,161,850	$150,635	$5,331,090
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,857,104	$1,093,110	$133,542	$5,083,756
Net revenue recognition (Agent)	161,501	68,740	17,093	247,334
	$4,018,605	$1,161,850	$150,635	$5,331,090

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities as of September 30, 2018 and January 1, 2018 (in thousands):

	September 30,	January 1,
	2018	2018
Current receivables, which are included in “Accounts receivable, net”	$1,682,005	$1,909,074
Non-current receivables, which are included in “Other assets”	31,288	32,227
Contract assets, which are included in “Other current assets”	652	595
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	83,339	86,743

Significant changes in the contract assets and the contract liabilities balances during the nine months ended September 30, 2018 are as follows (in thousands):

	Increase (Decrease)
	Contract	Contract
	Assets	Liabilities
Balances at January 1, 2018	$595	$86,743
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(53,022)
Cash received in advance and not recognized as revenue	—	49,685
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(590)	—
Contract assets recognized, net of reclassification to receivables	647	—
Cumulative catch-up adjustment arising from changes in estimates of transaction price	—	(67)
Balances at September 30, 2018	$652	$83,339

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
Remaining three months of 2018	$3	$39,990	$39,993
2019	13	70,061	70,074
2020	5	27,335	27,340
2021	—	9,621	9,621
2022	—	3,877	3,877
2023	—	1,474	1,474
2024 and thereafter	—	221	221
Total remaining performance obligations	$21	$152,579	$152,600

Topic 606 allows for certain practical expedients which we have elected to apply. As a result, we do not disclose information about remaining performance obligations that have original expected durations of one year or less in the table above.  Amounts not included in the table above have an average original expected duration of eight months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2018 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 13 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition in accordance with Topic 606 as of September 30, 2018, in the table above.

Assets recognized for costs of obtaining a contract with a customer

We believe that the only significant incremental costs incurred to obtain contracts with our clients within the scope of Topic 606 are sales commissions.  The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we have exercised a practical expedient, which allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.  Under Topic 606, we record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period.  As of September 30, 2018, the related asset balance was $2,666,000, which we expect to recognize as expense over the next 36 months.  Under previous accounting standards, we recognized sales commissions as earned and recorded such amounts within selling and administrative expenses in our statements of operations.

3.	Immaterial Correction of an Error in Prior Periods

We corrected immaterial errors identified in our March 31, 2018 and June 30, 2018 consolidated financial statements in the nine months ended September 30, 2018.  The errors primarily relate to the incorrect presentation of certain software revenue transactions.  In our consolidated statement of operations for the three months ended March 31, 2018, the effect was to reduce product net sales by $24.4 million, increase services net sales by $4.0 million, reduce product cost of goods sold by $23.7 million and increase services cost of goods sold by $3.0 million.  In the three months ended March 31, 2018, gross profit, earnings from operations and net earnings increased by $258,000.  Diluted earnings per share for the three months ended March 31, 2018 increased $0.01.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In our consolidated statement of operations for the three months ended June 30, 2018, the effect was to reduce product net sales by $900,000, increase services net sales by $4.9 million, reduce product cost of goods sold by $0.5 million and increase services cost of goods sold by $4.5 million.  In our consolidated statement of operations for the six months ended June 30, 2018, the effect was to reduce product net sales by $25.3 million, increase services net sales by $8.9 million, reduce product cost of goods sold by $24.2 million and increase services cost of goods sold by $7.5 million.  In the three months ended June 30, 2018, there was no impact to gross profit, earnings from operations or net earnings resulting from the revision.  In the six months ended June 30, 2018, gross profit, earnings from operations and net earnings increased by $258,000.  There was no impact to diluted earnings per share in either the three or six months ended June 30, 2018.

These revisions are appropriately reflected in the consolidated statement of operations for the nine months ended September 30, 2018.  There is no impact to the audited consolidated financial statements for 2017 or any other prior period.  We will present our revised historical consolidated statements of operations for the three months ended March 31, 2018 and the three and six months ended June 30, 2018 when the respective statements are presented in future filings.

4.	Net Earnings Per Share (“EPS”)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net earnings	$32,154	$22,412	$116,636	$76,515
Denominator:
Weighted average shares used to compute basic EPS	35,468	35,787	35,622	35,718
Dilutive potential common shares due to dilutive RSUs, net of tax effect	489	416	390	468
Weighted average shares used to compute diluted EPS	35,957	36,203	36,012	36,186
Net earnings per share:
Basic	$0.91	$0.63	$3.27	$2.14
Diluted	$0.89	$0.62	$3.24	$2.11

For the three and nine months ended September 30, 2018, 5,000 and 13,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 36,000 and 48,000 anti-dilutive RSUs for the three and nine months ended September 30, 2017, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Debt, Inventory Financing Facility, Capital Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Senior revolving credit facility	$—	$117,500
Term Loan A (less unamortized debt issuance costs of $686 and $873, respectively)	155,720	165,377
Accounts receivable securitization financing facility	111,000	25,000
Capital leases and other financing obligations	1,974	5,291
Total	268,694	313,168
Less: current portion of long-term debt	(17,360)	(16,592)
Long-term debt	$251,334	$296,576

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

Our accounts receivable securitization financing facility (the “ABS facility”) was amended on June 27, 2018 to, among other things, renew the borrowing program for a three-year term expiring June 23, 2021. The ABS facility has a maximum aggregate borrowing availability of $250,000,000.  While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of September 30, 2018, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $111,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings.  A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount.  Based on our maximum leverage ratio as of September 30, 2018, our aggregate debt balance that could have been outstanding under our revolving facility, our TLA and our ABS facility was the full amount of the maximum borrowing capacity of $756,406,000. We had no amounts outstanding under our revolving credit facility and $156,406,000 and $111,000,000 outstanding under our TLA and ABS facility, respectively, at September 30, 2018.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Inventory Financing Facility

Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under the facility from $325,000,000 to $400,000,000, of which $237,556,000 was outstanding at September 30, 2018.  The inventory financing facility matures on June 23, 2021.  In conjunction with the increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%.  Amounts outstanding under this facility are classified separately as accounts payable – inventory financing facility in the accompanying consolidated balance sheets.

Capital Lease and Other Financing Obligations

Our capital lease obligations totaled $1,517,000 and $2,802,000 as of September 30, 2018 and December 31, 2017, respectively.

In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients.  These financing obligations totaled $457,000 and $2,489,000 as of September 30, 2018 and December 31, 2017, respectively.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of September 30, 2018 and December 31, 2017.

6.	Severance and Restructuring Activities

During the nine months ended September 30, 2018, we recorded severance expense in each of our operating segments.  The charges in all three operating segments primarily related to severance actions taken to realign certain roles and responsibilities.  The following table details the activity related to these resource actions for the nine months ended September 30, 2018 and the outstanding obligations as of September 30, 2018 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2017	$1,631	$2,994	$15	$4,640
Severance costs, net of adjustments	1,034	1,545	130	2,709
Cash payments	(1,403)	(3,102)	(145)	(4,650)
Foreign currency translation adjustments	(21)	(12)	—	(33)
Balances at September 30, 2018	$1,241	$1,425	$—	$2,666

The remaining outstanding obligations are expected to be paid during the next 12 months and, therefore, are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$2,837	$2,589	$8,172	$7,716
EMEA	754	694	2,234	2,130
APAC	126	102	358	288
Total Consolidated	$3,717	$3,385	$10,764	$10,134

As of September 30, 2018, total compensation cost related to nonvested RSUs not yet recognized is $23,929,000, which is expected to be recognized over the next 1.34 years on a weighted-average basis.

The following table summarizes our RSU activity during the nine months ended September 30, 2018:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2018	892,113	$32.86
Granted(a)	431,745	37.02
Vested, including shares withheld to cover taxes	(376,319)	29.74	$13,962,749	(b)
Forfeited	(37,469)	33.87
Nonvested at September 30, 2018(a)	910,070	36.08	$49,225,686	(c)

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

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $54.09 as of September 28, 2018 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

8.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2018 was 25.6% and 25.8%, respectively.  For the three and nine months ended September 30, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit.

Our effective tax rate for the three and nine months ended September 30, 2017 was 36.8% and 35.6%, respectively.  For the three months ended September 30, 2017, our effective tax rate was higher than the United States federal statutory rate of 35.0% due primarily to state income taxes, net of federal benefit, and the disallowance of the loss on the sale of a foreign entity.  Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

deferred tax assets related to these foreign operating losses.  For the nine months ended September 30, 2017, our effective tax rate approximated the United States federal statutory rate of 35.0% due primarily to increases in the rate caused by state income taxes, net of federal benefit, and the disallowance of the loss on the sale of a foreign entity offset by the decreases in the rate caused by the recognition of $2,258,000 of tax benefits on the settlement of employee share-based awards during the first nine months of 2017 in accordance with a new accounting standard, which was adopted effective January 1, 2017.  Additionally, the effect of lower taxes on earnings in foreign jurisdictions was offset partially by losses in certain foreign jurisdictions, resulting in an increase in the valuation allowance for deferred tax assets related to these foreign operating losses.

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act.  Although we recorded a tax charge in 2017 in connection with the enactment of the U.S. Tax Cuts and Jobs Act, we have not completed our accounting related to all of its provisions.  U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are provisional amounts.  For the quarter ended September 30, 2018, we have not made any changes to these provisional estimates, and we are continuing to analyze and model the impacts of the U.S. federal tax reform and will record said impacts as they become more certain, but no later than December 2018.

As of September 30, 2018 and December 31, 2017, we had approximately $4,139,000 and $4,273,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $314,000 and $287,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2012 through 2015.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

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

During the nine months ended September 30, 2018, we repurchased 641,211 shares of our common stock on the open market at a total cost of approximately $22,069,000 (an average price of $34.42 per share).  All shares repurchased were retired.  During the comparative nine months ended September 30, 2017, we did not repurchase any shares of our common stock.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements.  As of September 30, 2018, we had approximately $2,075,000 of performance bonds outstanding.  These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2018.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2018.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

11.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

During the year ended December 31, 2017, subsequent to our acquisition of Datalink, our consolidated net sales from the provision of services approximated 10%.  As such, beginning with our results of operations for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statement of operations.  We continued this presentation in the three and nine months ended September 30, 2018, and expect to continue this presentation in future periods.  For comparability purposes, net sales and costs of goods sold for the three and nine months ended September 30, 2017 have been expanded to conform to the current year presentation.  These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with these changes in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services.  Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

historically disclosed and analyzed our sales mix).  For comparability purposes, our sales mix among our hardware, software and services categories for the three and nine months ended September 30, 2017 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported total net sales amounts.

The following table summarizes net sales by offering for North America, EMEA and APAC including the effect of the reclassifications on the previously reported net sales by sales mix amounts for the three and nine months ended September 30, 2017 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2018	2017	2018	2017	2018	2017
		(As Reclassified)		(As Reclassified)		(As Reclassified)
Hardware	$953,431	$962,101	$147,497	$137,493	$6,041	$7,444
Software	259,602	321,074	168,603	153,616	13,099	17,245
Services	158,426	127,904	29,080	21,085	11,947	10,011
	$1,371,459	$1,411,079	$345,180	$312,194	$31,087	$34,700

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2018	2017	2018	2017	2018	2017
		(As Reclassified)		(As Reclassified)		(As Reclassified)
Hardware	$2,724,916	$2,476,353	$505,844	$400,362	$22,518	$18,440
Software	828,231	936,700	551,920	513,050	91,459	81,501
Services	465,458	390,290	104,086	75,197	36,658	27,655
	$4,018,605	$3,803,343	$1,161,850	$988,609	$150,635	$127,596

Fees earned from activities reported on a net basis in North America, EMEA and APAC, totaling $21,641,000, $9,644,000 and $2,911,000, respectively, in the three months ended September 30, 2017, were reclassified from our software or hardware product categories to our services category to conform to the current year presentation.  For the nine months ended September 30, 2017, fees earned from activities reported on a net basis in North America, EMEA and APAC, totaling $76,317,000, $39,750,000 and $9,938,000, respectively, were reclassified from our software or hardware product categories to our services category to conform to the current year presentation.

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2018 or 2017.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,213,033	$316,100	$19,140	$1,548,273
Services	158,426	29,080	11,947	199,453
Total net sales	1,371,459	345,180	31,087	1,747,726
Costs of goods sold:
Products	1,108,658	290,071	17,079	1,415,808
Services	83,474	7,875	5,655	97,004
Total costs of goods sold	1,192,132	297,946	22,734	1,512,812
Gross profit	179,327	47,234	8,353	234,914
Operating expenses:
Selling and administrative expenses	134,792	42,206	7,097	184,095
Severance and restructuring expenses	253	430	—	683
Acquisition-related expenses	188	—	—	188
Earnings from operations	$44,094	$4,598	$1,256	$49,948

	Three Months Ended September 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,283,175	$291,109	$24,689	$1,598,973
Services	127,904	21,085	10,011	159,000
Total net sales	1,411,079	312,194	34,700	1,757,973
Costs of goods sold:
Products	1,175,757	265,588	22,069	1,463,414
Services	59,301	4,988	4,189	68,478
Total costs of goods sold	1,235,058	270,576	26,258	1,531,892
Gross profit	176,021	41,618	8,442	226,081
Operating expenses:
Selling and administrative expenses	132,853	39,948	7,589	180,390
Severance and restructuring expenses	398	53	43	494
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	—	106	—	106
Earnings (loss) from operations	$42,770	$(2,135)	$810	$41,445

	Nine Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,553,147	$1,057,764	$113,977	$4,724,888
Services	465,458	104,086	36,658	606,202
Total net sales	4,018,605	1,161,850	150,635	5,331,090
Costs of goods sold:
Products	3,242,903	971,232	105,046	4,319,181
Services	230,487	25,370	16,498	272,355
Total costs of goods sold	3,473,390	996,602	121,544	4,591,536
Gross profit	545,215	165,248	29,091	739,554
Operating expenses:
Selling and administrative expenses	402,638	137,383	21,718	561,739
Severance and restructuring expenses	1,034	1,545	130	2,709
Acquisition-related expenses	282	—	—	282
Earnings from operations	$141,261	$26,320	$7,243	$174,824

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2017
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,413,053	$913,412	$99,941	$4,426,406
Services	390,290	75,197	27,655	493,142
Total net sales	3,803,343	988,609	127,596	4,919,548
Costs of goods sold:
Products	3,109,186	835,343	91,957	4,036,486
Services	177,049	13,369	6,957	197,375
Total costs of goods sold	3,286,235	848,712	98,914	4,233,861
Gross profit	517,108	139,897	28,682	685,687
Operating expenses:
Selling and administrative expenses	395,423	121,863	21,488	538,774
Severance and restructuring expenses	2,045	4,062	104	6,211
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	3,223	106	—	3,329
Earnings from operations	$116,417	$10,220	$7,090	$133,727

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2018	December 31, 2017
North America	$2,426,570	$2,337,573
EMEA	478,179	530,242
APAC	100,295	101,169
Corporate assets and intercompany eliminations, net	(494,527)	(283,333)
Total assets	$2,510,517	$2,685,651

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization of property and equipment:
North America	$4,131	$5,276	$12,587	$15,380
EMEA	1,052	1,287	3,053	3,662
APAC	123	138	378	388
	5,306	6,701	16,018	19,430
Amortization of intangible assets:
North America	3,949	4,012	10,670	12,036
EMEA	71	—	216	12
APAC	165	198	513	595
	4,185	4,210	11,399	12,643
Total	$9,491	$10,911	$27,417	$32,073

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	Acquisition

Effective August 1, 2018, we acquired 100 percent of the issued and outstanding shares of Cardinal, a digital solutions provider based in Cincinnati, Ohio, with offices across the Midwest and Southeast United States, for a cash purchase price, net of cash acquired, of approximately $79,000,000, including estimates for final working capital and tax gross up adjustments to be paid in future periods.  Cardinal provides technology solutions to digitally transform organizations through their expertise in mobile applications development, Internet of Things and cloud enabled business intelligence.  We believe that this acquisition strengthens our services capabilities and will bring value to our clients within our digital innovation services solution offering.

The fair value of net assets acquired was approximately $42,500,000, including $27,540,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years.  The preliminary purchase price was allocated using the information currently available.  Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the finalization of the fair value of the non-cash working capital could lead to an adjustment of the purchase price allocation.  Goodwill acquired approximated $36,500,000 which was recorded in our North America operating segment.  The goodwill is tax deductible.

We consolidated the results of operations for Cardinal within our North America operating segment beginning on August 1, 2018, the effective date of the acquisition.  Our historical results would not have been materially affected by the acquisition of Cardinal and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our statement of operations.

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

Consolidated net sales of $1.75 billion in the three months ended September 30, 2018 decreased less than 1% when compared to the three months ended September 30, 2017, reflecting strong growth in our services category, offset by a decrease in software product sales year over year resulting from the effect of the adoption of ASC 606, effective January 1, 2018, whereby more of our software sales are now reported newt and included in services revenue.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales remained flat in the third quarter of 2018 compared to the third quarter of 2017.

Consolidated gross profit of $234.9 million in the three months ended September 30, 2018 increased 4% compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 5% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Gross margin increased approximately 50 basis points year over year to 13.4%, reflecting an increase in gross profit from services net sales, including professional services and a higher mix of sales of software maintenance and cloud offerings which are recorded net, as we are the agent in these transactions.

Consolidated selling and administrative expenses for the third quarter of 2018 increased $3.7 million, or 2% year over year (up 3% excluding the effects of fluctuating foreign currency exchange rates) due primarily to the addition of Cardinal Solutions Group, Inc. (“Cardinal”) to our business beginning in August 2018.  Our consolidated results of operations for the third quarter of 2018 also include severance expense, net of adjustments, totaling $683,000 compared to $494,000 during the third quarter of 2017, as well as, $188,000 in transaction expenses related to our acquisition of Cardinal compared to $106,000 in transaction expenses related to our acquisition of Caase Group B.V. (referred to herein as, “Caase.com”) during the third quarter of 2017.  Additionally, in the third quarter of 2017, we sold our operations in Russia, formerly part of our EMEA operating segment, and recorded a loss on the sale of $3.6 million.

Consolidated earnings from operations grew 21% year over year to $49.9 million in the third quarter of 2018 compared to $41.4 million in the third quarter of 2017. Each of our operating segments contributed positively to these earnings results. Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations also increased 21% year over year.

On a consolidated basis, we reported net earnings of $32.2 million and diluted earnings per share of $0.89 for the third quarter of 2018, which includes a benefit from the lower tax rate due to

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

the 2017 U.S. federal tax reform.  This compares to net earnings of $22.4 million and diluted earnings per share of $0.62 for the third quarter of 2017.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	86.6	87.1	86.1	86.1
Gross profit	13.4	12.9	13.9	13.9
Selling and administrative expenses	10.5	10.3	10.5	10.9
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	—	0.2	0.1	0.3
Earnings from operations	2.9	2.4	3.3	2.7
Non-operating expense, net	0.4	0.4	0.3	0.3
Earnings before income taxes	2.5	2.0	3.0	2.4
Income tax expense	0.7	0.7	0.8	0.8
Net earnings	1.8%	1.3%	2.2%	1.6%

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

During the year ended December 31, 2017, our consolidated net sales from the provision of services approximated 10% of net sales.  As such, beginning with our results of operations for the year ended December 31, 2017, we began reporting net sales from the provision of services and the related costs of goods sold separately from net sales of products and the related costs of goods sold on the face of our consolidated statements of operations.  We continued this presentation in the three and nine months ended September 30, 2018 included in the Consolidated Financial Statements in Part I, Item 1 of this report.  For comparability purposes, net sales and costs of goods sold for the three and nine months ended September 30, 2017 have been expanded to conform to the current year presentation.  These changes in presentation had no effect on previously reported total net sales, total costs of goods sold or gross profit amounts.

In conjunction with this change in presentation, because fees earned from activities reported net are considered services revenues, we reclassified certain revenue streams for which we act as the agent in the transaction to net sales from services.  Previously, we included these net revenue streams within our software and, to a lesser extent, hardware sales mix categories based on the type of product being sold (e.g., fees earned for the sale of software maintenance and certain software licenses were included in software sales and fees earned for the sale of certain third-party provided training and warranty services were included in hardware sales when we historically disclosed and analyzed our sales mix).  For comparability purposes, our sales mix among our hardware, software and services categories for the three and nine months ended September 30, 2017 have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported net sales amounts.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Additionally, we corrected immaterial errors identified in our March 31, 2018 and June 30, 2018 consolidated financial statements in the nine months ended September 30, 2018.  The adjustments recorded to correct the errors impacted net sales and cost of goods sold with an inconsequential impact on gross profit and net earnings during the first quarter of 2018.  As a result of the adjustments, there were no significant impacts to earnings from operations, net earnings, and related per share amounts previously reported in the first or second quarter of 2018.  For additional information, see Note 3 to our Consolidated Financial Statements in Part I, Item 1 of this reports.

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner.  Incentives from our largest partners are significant and changes in the incentives could impact our results of operations to the extent we are unable to remediate and otherwise respond to them.

Net Sales.  Net sales for the three months ended September 30, 2018 decreased less than 1% year to year to $1.75 billion compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales remained flat in the third quarter of 2018 compared to the third quarter of 2017.  Net sales for the nine months ended September 30, 2018 increased 8% to $5.33 billion compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated net sales increased 6% in the first nine months of 2018 compared to the first nine months of 2017.  Our net sales by operating segment were as follows for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
North America	$1,371,459	$1,411,079	(3%)	$4,018,605	$3,803,343	6%
EMEA	345,180	312,194	11%	1,161,850	988,609	18%
APAC	31,087	34,700	(10%)	150,635	127,596	18%
Consolidated	$1,747,726	$1,757,973	(1%)	$5,331,090	$4,919,548	8%

Net sales in North America decreased 3%, or $39.6 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Net sales of services increased 24%, year over year, while net sales of hardware and software decreased 1% and 19%, respectively, year to year.  Services net sales improved year over year due to higher sales of software maintenance and cloud subscription offerings as well as higher Insight delivered services, resulting mainly from our Cardinal acquisition.  This increase was offset by lower hardware sales, primarily to enterprise clients, and lower software sales, due to the adoption of ASC 606 whereby more software sales are recorded net, and now included in services revenue, as well as lower volume sales to public sector clients in the quarter.  The Company experienced lower than seasonal hardware sales towards the latter part of the quarter.

Net sales in North America increased 6%, or $215.3 million, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net sales of hardware and services increased 10% and 19%, respectively, year over year, partially offset by net sales of software decreasing 12% year to year.  By client group, our top line results reflected high single digit growth with large enterprise clients and small and medium businesses while net sales to public sector clients declined during the nine months ended September 30, 2018.  The growth in hardware net sales reflects the device refresh cycle discussed in previous quarters.  Services net sales improved year over year due to higher sales of hardware warranty and cloud subscription offerings that are reported net, as well as contribution by our Cardinal acquisition, effective August 1, 2018.  The decline in software product net sales is primarily due to lower volume with public sector clients.  Software product net sales have also been affected by clients migrating software applications to cloud solutions which are now recorded in services and the impact of the adoption of

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

the new revenue recognition standard effective January 1, 2018, that resulted in sales of security software now also being reported net and in services.

Our net sales by offering category for North America for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended September 30,		%
Sales Mix	2018	2017	Change
	(As Reclassified)
Hardware	$953,431	$962,101	(1%)
Software	259,602	321,074	(19%)
Services	158,426	127,904	24%
	$1,371,459	$1,411,079	(3%)

	Nine Months Ended September 30,		%
Sales Mix	2018	2017	Change
	(As Reclassified)
Hardware	$2,724,916	$2,476,353	10%
Software	828,231	936,700	(12%)
Services	465,458	390,290	19%
	$4,018,605	$3,803,343	6%

In North America, fees earned from activities reported on a net basis of $113,000 and $21.5 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended September 30, 2017, were reclassified to services to conform to the current period presentation.  Fees earned from activities reported on a net basis of $292,000 and $76.0 million that were previously reported as part of our hardware and software product categories, respectively, in the nine months ended September 30, 2017, were reclassified to services to conform to the current period presentation.

Net sales in EMEA increased 11%, or $33.0 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 12% compared to the third quarter of last year.  Net sales of hardware, software and services increased 7%, 10% and 38%, respectively, compared to the third quarter of 2017.  The increase in hardware net sales reflects a higher volume of sales of client devices and networking solutions to enterprise and public sector clients.  The increase in software net sales reflects a higher volume of sales to enterprise clients.  The increase in services net sales reflects a higher volume of sales of software maintenance and cloud subscription offerings that are reported net, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.

Net sales in EMEA increased 18%, or $173.2 million, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 10% compared to the first nine months of last year.  Net sales of hardware, software and services increased 26%, 8% and 38%, respectively, compared to the first nine months of 2017.  The increase in hardware net sales reflects a higher volume of sales of client devices and networking solutions to large enterprise and public sector clients.  The increase in services net sales reflects a higher volume of sales of software maintenance and cloud subscription offerings that are reported net, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended September 30,		%
Sales Mix	2018	2017	Change
	(As Reclassified)
Hardware	$147,497	$137,493	7%
Software	168,603	153,616	10%
Services	29,080	21,085	38%
	$345,180	$312,194	11%

	Nine Months Ended September 30,		%
Sales Mix	2018	2017	Change
	(As Reclassified)
Hardware	$505,844	$400,362	26%
Software	551,920	513,050	8%
Services	104,086	75,197	38%
	$1,161,850	$988,609	18%

In EMEA, fees earned from activities reported on a net basis of $9.7 million that were previously reported as part of our software product category in the three months ended September 30, 2017 were reclassified to services to conform to the current period presentation.  Fees earned from activities reported on a net basis of $39.8 million that were previously reported as part of our software product category in the nine months ended September 30, 2017 were reclassified to services to conform to the current period presentation.

Net sales in APAC decreased 10%, or $3.6 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 5% compared to the third quarter of last year.  The decrease in net sales reflects a decline in hardware and software net sales of 19% and 24%, respectively, primarily in Australia, our largest APAC market.  The decrease in software net sales is primarily due to the effect of clients migrating software applications to cloud solutions which are now recorded in services.  This decrease was partially offset by an increase in sales of cloud subscription offerings and consulting services engagements in the services category.

Net sales in APAC increased 18%, or $23.0 million, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 17% compared to the first nine months of last year.  The increase was driven by growth of 22%, 12% and 33% in the hardware, software and services categories, respectively.  The growth in hardware net sales reflects a higher volume of sales in Australia.  Software net sales increased due to a single large public sector license renewal recorded in the first quarter of 2018 that historically transacted in the fourth quarter.  Services net sales also increased due to an increase in cloud and digital solutions based professional service engagements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for APAC for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 (as reclassified), were as follows (dollars in thousands):

	Three Months Ended September 30,		%
Sales Mix	2018	2017	Change
		(As Reclassified)
Hardware	$6,041	$7,444	(19%)
Software	13,099	17,245	(24%)
Services	11,947	10,011	19%
	$31,087	$34,700	(10%)

	Nine Months Ended September 30,		%
Sales Mix	2018	2017	Change
		(As Reclassified)
Hardware	$22,518	$18,440	22%
Software	91,459	81,501	12%
Services	36,658	27,655	33%
	$150,635	$127,596	18%

In APAC, fees earned from activities reported on a net basis of $3,000 and $2.9 million that were previously reported as part of our hardware and software product categories, respectively, in the three months ended September 30, 2017, were reclassified to services to conform to the current period presentation.  Fees earned from activities reported on a net basis of $9,000 and $9.9 million that were previously reported as part of our hardware and software product categories, respectively, in the nine months ended September 30, 2017, were reclassified to services to conform to the current period presentation.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 (as reclassified):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	69%	68%	43%	44%	20%	21%
Software	19%	23%	49%	49%	42%	50%
Services	12%	9%	8%	7%	38%	29%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	68%	65%	44%	40%	15%	14%
Software	21%	25%	48%	52%	61%	64%
Services	11%	10%	8%	8%	24%	22%
	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Gross Profit.  Gross profit for the three months ended September 30, 2018 increased 4%, or $8.8 million, compared to the three months ended September 30, 2017, with gross margin increasing approximately 50 basis points to 13.4% for the three months ended September 30, 2018 compared to 12.9% for the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 5% year over year in the third quarter of 2018 compared to the third quarter of 2017.  Gross profit for the nine months ended September 30, 2018 increased 8%, or $53.9 million, compared to the nine months ended September 30, 2017, with gross margin remaining flat at 13.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated gross profit increased 6% year over year in the first nine months of 2018 compared to the first nine months of 2017.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
North America	$179,327	13.1%	$176,021	12.5%	$545,215	13.6%	$517,108	13.6%
EMEA	47,234	13.7%	41,618	13.3%	165,248	14.2%	139,897	14.2%
APAC	8,353	26.9%	8,442	24.3%	29,091	19.3%	28,682	22.5%
Consolidated	$234,914	13.4%	$226,081	12.9%	$739,554	13.9%	$685,687	13.9%

North America’s gross profit for the three months ended September 30, 2018 increased 2% compared to the three months ended September 30, 2017.  As a percentage of net sales, gross margin increased approximately 60 basis points to 13.1% for the third quarter of 2018 from 12.5% in the third quarter of 2017.  The year over year improvement in gross margin was primarily attributable to a 60 basis point increase generated by higher margin services net sales. The increase in margin generated by services net sales reflects a 12 basis point increase from cloud subscription offerings that are recorded on a net basis, and a 19 basis point increase from software maintenance net sales, also recorded net, during the third quarter of 2018. Insight delivered services, inclusive of our Cardinal acquisition, also generated a margin increase of 14 basis points during the third quarter of 2018.

North America’s gross profit for the nine months ended September 30, 2018 increased 5% compared to the nine months ended September 30, 2017.  As a percentage of net sales, gross margin remained flat at 13.6% for the first nine months of 2018 compared to the first nine months of 2017.  The change in gross margin was primarily attributable to a 27 basis point decrease in software and hardware product margin, offset by a 24 basis point increase in services margin.  The net decrease in product margin was due primarily to the lower mix of software license sales, as clients are migrating to cloud solutions, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  This was offset by a 24 basis point increase in services net sales driven by items recorded net, primarily cloud solutions net sales, partially offset by a decrease in Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

EMEA’s gross profit increased 13% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 15% compared to the third quarter of last year.  As a percentage of net sales, gross margin increased approximately 40 basis points to 13.7% for the third quarter of 2018 from 13.3% in the third quarter of 2017.  The year over year improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 99 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 63 basis points.  The increase in margin from services net sales during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017 resulted from a higher volume of software maintenance and cloud subscription offerings that are recorded on a net basis, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.  The decrease in product margin during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017, primarily resulted from a decrease in hardware and software project margins due to a higher proportion of sales to large enterprise and public sector clients, which generally transact at lower margins.

EMEA’s gross profit increased 18% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 11% compared to the first nine months of last year.  As a percentage of net sales, gross margin remained flat at 14.2% for the first nine months of 2018 compared to the first nine months of 2017.  The change in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 52 basis points of margin expansion, offset by a net decrease in product margin, which includes partner funding and freight, of 45 basis points during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase in margin from services net sales during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted from a higher volume of software maintenance and cloud subscription offerings that are recorded on a net basis, as well as the addition of Dutch cloud service provider, Caase.com, to our business effective September 26, 2017.  The net decrease in product margin reflects higher software sales to large enterprise and public sector clients, which generally transact at lower margins, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

APAC’s gross profit decreased 1% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, with gross margin increasing to 26.9% for the three months ended September 30, 2018 compared to 24.3% for the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 5% compared to the third quarter of last year.  The increase in gross margin in the third quarter of 2018 compared to the third quarter of 2017 was due to an increase in mix of sales of software maintenance and cloud subscription offerings recorded net and higher gross profits from Insight delivered services.

APAC’s gross profit increased 1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, with gross margin decreasing to 19.3% for the nine months ended September 30, 2018 compared to 22.5% for the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit also increased 1%, compared to the first nine months of last year.  The decrease in gross margin in the first nine months of 2018 compared to the first nine months of 2017 was due primarily to a lower mix of services sales recorded net, primarily cloud subscription offerings and software maintenance sales, as well as lower fees earned on sales of enterprise agreements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $3.7 million, or 2%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 3% year over year in the third quarter of 2018 compared to the third quarter of 2017.  Selling and administrative expenses increased $23.0 million, or 4%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated selling and administrative expenses increased 3% year over year in the first nine months of 2018 compared to the first nine months of 2017.  Our selling and administrative expenses as a percent of net sales by operating segment were as follows for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% of Net Sales	2017	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
North America	$134,792	9.8%	$132,853	9.4%	$402,638	10.0%	$395,423	10.4%
EMEA	42,206	12.2%	39,948	12.8%	137,383	11.8%	121,863	12.3%
APAC	7,097	22.8%	7,589	21.9%	21,718	14.4%	21,488	16.8%
Consolidated	$184,095	10.5%	$180,390	10.3%	$561,739	10.5%	$538,774	10.9%

North America’s selling and administrative expenses increased 1%, or $1.9 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and increased approximately 40 basis points year over year as a percentage of net sales to 9.8%. The increase in expenses was primarily driven by a $2.6 million increase in salaries and wages and contract labor due to increases in headcount, including the addition of Cardinal to our business beginning August 1, 2018, and a $1.6 million increase in variable compensation resulting from increased gross profit for the three months ended September 30, 2018. Partially offsetting these increases were decreases in teammate benefits of $1.6 million due to decreased healthcare costs, lower depreciation and amortization expense of $1.2 million and lower professional fees of $1.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

North America’s selling and administrative expenses increased 2%, or $7.2 million, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and decreased approximately 40 basis points year to year as a percentage of net sales to 10.0%.  The increase in expenses was primarily driven by an $8.0 million increase in salaries and wages and contract labor due to increases in headcount, an $8.1 million increase in variable compensation resulting from increased net sales and gross profit and a $1.9 million increase in internal-use maintenance and cloud subscription costs for the nine months ended September 30, 2018.  Partially offsetting these increases were decreases in teammate benefits of $3.9 million due to decreased healthcare costs, lower depreciation and amortization expense of $4.2 million and lower professional fees of $2.9 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

EMEA’s selling and administrative expenses increased 6%, or $2.3 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and decreased approximately 60 basis points year to year as a percentage of net sales to 12.2%.  Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 7% compared to the third quarter of last year.  The increase in expenses reflects an increase of approximately $800,000 in teammate benefits expenses and an increase of

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

$1.2 million in variable compensation resulting from increased sales and gross profit for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

EMEA’s selling and administrative expenses increased 13%, or $15.5 million, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and decreased approximately 50 basis points year to year as a percentage of net sales to 11.8%.  Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 6% compared to the first nine months of last year.  The increase in expenses reflects an increase of $4.4 million in salaries and wages and $3.0 million in teammate benefits expenses due to increased headcount and an increase of $4.6 million in variable compensation resulting from increased sales and gross profit for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

APAC’s selling and administrative expenses decreased 6%, or $492,000, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and increased approximately 90 basis points year to year as a percentage of net sales to 22.8%.  Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses decreased 1% compared to the third quarter of last year.  The year to year decrease was primarily driven by a reduction in salaries, wages and teammate benefits expenses associated with lower headcount.

APAC’s selling and administrative expenses increased 1%, or $230,000, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and decreased approximately 240 basis points year to year as a percentage of net sales to 14.4%.  Excluding the effects of fluctuating foreign currency exchange rates, selling and administrative expenses increased 1% compared to the first nine months of last year.  The year over year increase was primarily driven by an increase in variable compensation resulting from increased net sales and gross profit.

Severance and Restructuring Expenses.  During the three months ended September 30, 2018, North America and EMEA recorded severance expense, net of adjustments, of approximately $253,000 and $430,000, respectively.  During the nine months ended September 30, 2018, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $1.0 million, $1.5 million and $130,000, respectively.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities.  Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended September 30, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $398,000, $53,000 and $43,000, respectively.  For the nine months ended September 30, 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $2.0 million, $4.1 million and $104,000, respectively.

Acquisition-related Expenses.  During the three and nine months ended September 30, 2018, we incurred $188,000 and $282,000, respectively, in direct third-party transaction costs related to the acquisition of Cardinal, effective August 1, 2018.  Comparatively, during the three and nine months ended September 30, 2017, we incurred $106,000 and $3.3 million, respectively, in direct third-party transaction costs related to the acquisitions of Caase.com and Datalink Corporation (“Datalink”) in 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income.  Interest income for the three and nine months ended September 30, 2018 and 2017 was generated from interest earned on cash and cash equivalent bank balances.  The decrease in interest income year to year was primarily due to lower average interest-bearing cash and cash equivalent balances during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility.  Interest expense for the three months ended September 30, 2018 increased 10%, or $577,000, compared to the three months ended September 30, 2017.  Interest expense for the nine months ended September 30, 2018 increased 25%, or $3.4 million, compared to the nine months ended September 30, 2017.  These increases were due primarily to higher interest rates partially offset by lower average daily balances on our debt facilities in 2018.  Imputed interest under our inventory financing facility was $2.9 million and $7.8 million for the three and nine months ended September 30, 2018, respectively, compared to $1.9 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.  The increases were a result of expanded use of the facility and a higher average incremental borrowing rate used to compute the imputed interest amounts during the 2018 periods.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense.  Our effective tax rate of 25.6% for the three months ended September 30, 2018 was lower than our effective tax rate of 36.8% for the three months ended September 30, 2017.  Our effective tax rate of 25.8% for the nine months ended September 30, 2018 was lower than our effective tax rate of 35.6% for the nine months ended September 30, 2017.  The decrease in our effective tax rate for the first nine months of 2018 compared to the first nine months of 2017 was due primarily to the reduction in the United States federal statutory rate to 21.0%.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$247,241	$(323,560)
Net cash used in investing activities	(87,505)	(201,321)
Net cash (used in) provided by financing activities	(152,103)	538,963
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(2,434)	19,635
Increase in cash, cash equivalents and restricted cash	5,199	33,717
Cash, cash equivalents and restricted cash at beginning of period	107,445	205,946
Cash, cash equivalents and restricted cash at end of period	$112,644	$239,663

Cash and Cash Flow

Our primary uses of cash during the nine months ended September 30, 2018 were to acquire Cardinal, to pay down our debt balances, to repurchase shares of our common stock and for capital expenditures, as well as funding our working capital requirements.  Operating activities provided $247.2 million in cash during the nine months ended September 30, 2018, compared to a use of cash of $323.6 million in operating activities during the nine months ended September 30, 2017.  The 2017 results were affected by a significant transaction at the beginning of the prior year period, whereby a single significant payment to a supplier was due and paid in January 2017, but the related receivable was collected from a client in the fourth quarter of 2016, as discussed in more detail below.  During the nine months ended September 30, 2018, we acquired Cardinal for approximately $79.0 million, net of cash acquired and including working capital and tax gross up adjustments currently estimated to be $3.9 million.  During the nine months ended September 30, 2017, we acquired Datalink and Caase.com for an aggregate of approximately $186.9 million, net of cash and cash equivalents acquired.  We had net repayments under our inventory financing facility of $81.9 million during the nine months ended September 30, 2018, compared to net borrowings under the facility of $45.6 million during the nine months ended September 30, 2017.  We also had combined net repayments under our revolving facility and ABS facility that decreased our outstanding long-term debt by $41.3 million, including scheduled amortization payments under our Term Loan A (“TLA”).  Capital expenditures were $13.0 million in the nine months ended September 30, 2018, down 18% year to year.  Cash, cash equivalents and restricted cash balances in the nine months ended September 30, 2018 were negatively affected by $2.4 million, while the balances in the nine months ended September, 30 2017 were positively affected by $19.6 million, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations as well as other strategic investments over the next 12 months.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by (used in) operating activities.  Cash flows from operating activities for the nine months ended September 30, 2018 and 2017 reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances.  In both periods, exclusive of the acquisition of Datalink’s accounts receivable balances and the assumption of Datalink’s accounts payable balances during the 2017 period, we anticipated the cash inflows from the decreases in accounts receivable and cash outflows from decreases in accounts payable due to the seasonal changes in net sales from the fourth quarter to the third quarter, which resulted in lower accounts receivable and accounts payable balances as of September 30, compared to December 31.  Cash flow from operating activities in the first nine months of 2018 was $247.2 million, a significant increase in cash generation resulting from our focus on optimizing working capital, reducing aged accounts receivables and reducing our investments in inventory.  However, the 2017 results were also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016, as noted previously.  The decrease in inventories for the first nine months of 2018 is primarily attributable to completing large shipments to clients related to work on various systems projects.  For the prior year period, the increase in inventories was primarily attributable to an increase in inventory levels at September 30, 2017 to support specific large enterprise client engagements and increased hardware sales near period end that were in transit to clients as of September 30, such that delivery was not deemed to have occurred until the product was received by the client in early October.  The decrease in other assets for the nine months ended September 30, 2018 was a result of the change in accounting under the new revenue recognition standard, which resulted in accelerated recognition for certain contracts with payment terms that exceed one year.  As a result, costs deferred under the previous accounting guidance are no longer deferred as of the date of adoption of the new standard.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2018	2017
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	89	78
Days inventory outstanding (“DIOs”) (b)	10	13
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(61)	(54)
Cash conversion cycle (days) (d)	38	37

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our cash conversion cycle was 38 days in the third quarter of 2018, up one day from the third quarter of 2017.  The increase resulted from the net effect of an eleven day increase in DSOs, a three day decrease in DIOs due to deploying inventory against client specific engagements and an overall focus on minimizing inventory on hand, as well as a seven day increase in DPOs due to the timing of client receipts and supplier payments during the respective quarters.  These operating metrics include the effects of the adoption of the new revenue recognition standard effective January 1, 2018.  As a result, DSOs for the three months ended September 30, 2018 were higher by approximately nine days, due to a higher accounts receivable balance and lower net sales being reported under the new accounting guidance, than would have been reported under the previous accounting guidance.  This increase was partially offset by an increase of approximately five days in DPOs in the three months ended September 30, 2018, resulting from a higher accounts payable balance and lower cost of goods sold being reported under the new accounting guidance.  The net impact of the adoption of the new revenue recognition standard to the cash conversion cycle for the three months ended September 30, 2018 is approximately a four day increase.

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

Net cash used in investing activities.  Capital expenditures were $13.0 million and $15.9 million for the nine months ended September 30, 2018 and 2017, respectively.  We expect capital expenditures for the full year 2018 to be between $18.0 million and $20.0 million, primarily for technology-related upgrade projects.  During the nine months ended September 30, 2018, we acquired Cardinal in North America for approximately $79.0 million, net of cash acquired, and including working capital and tax gross up adjustments currently estimated to be $3.9 million.

Net cash (used in) provided by financing activities.  During the nine months ended September 30, 2018, we had net combined repayments under our revolving facility and our ABS facility that decreased our outstanding long-term debt balance by $41.3 million, including scheduled amortization payments under our TLA.  We also had net repayments under our inventory financing facility of $81.9 million during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, we repurchased an aggregate of $22.1 million of our common stock under a previously announced repurchase program.  Comparatively, during the nine months ended September 30, 2017, we had net combined borrowings on our long-term debt under our revolving facility and our ABS facility that increased our outstanding debt balance by $504.9 million, including the expansion of our revolving facility by $175.0 million in the form of an incremental TLA to fund, in part, the acquisition of Datalink, and had net borrowings under our inventory financing facility of $45.6 million.  During the nine months ended September 30, 2017, we did not repurchase any shares of our common stock.

Financing Facilities

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility, our TLA and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings.  We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters.  However, a significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount.  Based on the maximum permitted leverage ratio as of September 30, 2018, the Company’s debt balance that could have been outstanding under our revolving facility, TLA and ABS facility was the full amount of the maximum borrowing capacity of $756.4 million, of which $156.4 million was outstanding under our TLA, $111.0 million was outstanding under the ABS facility and no amount was outstanding under our revolving facility at September 30, 2018.  Additionally, the ABS facility was amended on June 27, 2018 to, among other things, renew the borrowing program for a three-year term expiring June 23, 2021.  While our ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of September 30, 2018, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our debt balance as of September 30, 2018 was $268.7 million, including our capital lease obligations for certain IT equipment and other financing obligations.  As of September 30, 2018, the current portion of our long-term debt includes $16.4 million in amortization payments due through June 30, 2019 under our TLA.  The remaining $1.0 million of current debt relates to our capital leases and our other financing obligations acquired from Datalink.  Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

Our revolving facility, our TLA and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements.  If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period.  At September 30, 2018, we were in compliance with all such covenants.  Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility.  At September 30, 2018, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions.  These amounts are classified separately as accounts payable – inventory financing facility in our consolidated balance sheets.  Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under our inventory financing facility from $325.0 million to $400.0 million, of which $237.6 million was outstanding at September 30, 2018.  In conjunction with the increase in the aggregate availability under the facility, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility.  The inventory financing facility matures on June 23, 2021 and may be renewed under certain circumstances described in the agreement for successive 12-month periods.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed.  As of September 30, 2018, we had approximately $93.8 million in cash and cash equivalents in certain of our foreign subsidiaries.  As of September 30, 2018, the majority of our foreign cash resides in the Netherlands, Canada and Australia.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

During our most recent fiscal quarter, management identified and remediated control deficiencies related to the ineffective design of certain process level controls addressing the completeness and accuracy of the financial statement presentation of certain software revenue transactions in accordance with ASC Topic 606.  These control deficiencies resulted from ineffective risk assessment and communication of certain criteria applicable to the presentation of software revenue and costs of goods sold.  These control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and accordingly management assessed these controls deficiencies as a material weakness.

These control deficiencies caused immaterial misstatements affecting net sales and cost of goods sold reported in previously issued unaudited consolidated financial statements in our quarterly reports on Form 10-Q for the quarters March 31, 2018 and June 30, 2018 which are described in note 3 to the unaudited consolidated interim financial statements in this Form 10-Q and have been corrected in the cumulative nine months ended September 30, 2018.

During the reporting period ended September 30, 2018, management remediated the material weakness by implementing and communicating revised processes and controls used to evaluate the financial statement presentation of these software revenue transactions. The Company will continue to monitor these new controls in 2018.

Except for the foregoing, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2018.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our revolving facility, our ABS facility, our TLA and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—	$—	—	$27,931,000
August 1, 2018 through August 31, 2018	—	—	—	27,931,000
September 1, 2018 through September 30, 2018	—	—	—	27,931,000
Total	—	$—	—

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock.  We did not repurchase any shares of our common stock during the quarter ended September 30, 2018, as reflected in the table above.  There is no stated expiration date for our current share repurchase plan.  Any share repurchases may be made on the open market, through block trades, through 10b5-1 plans or otherwise.  The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

INSIGHT ENTERPRISES, INC.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2018	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)