Form 10-K
period 2018-12-31
INSIGHT ENTERPRISES INC
filed 2019-02-22
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/ X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________.

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

n/a

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer
Smaller reporting company		Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  /  /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,710,394,927.

The number of shares outstanding of the registrant’s common stock on February 15, 2019 was 35,502,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

1

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2018

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

INSIGHT ENTERPRISES, INC.

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

INSIGHT ENTERPRISES, INC.

PART I

Item 1.  Business

Our Company

Today, every business is a technology business.  Insight Enterprises, Inc. (“Insight” or the “Company”) empowers organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2018 Consolidated Net Sales
North America	United States and Canada	76%
EMEA	Europe, Middle East and Africa	21%
APAC	Asia-Pacific	3%

*

Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

•	2011 – Acquired Ensynch, Inc. (“Ensynch”), and enhanced our professional services capabilities across the complete Microsoft solution set, including cloud migration and management;
•	2012 – Acquired Inmac GmbH and Micro Warehouse BV (“Inmac”), and expanded our hardware capabilities into key markets in our existing European footprint, specifically in Germany and the Netherlands;
•

2015 – Acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm, and strengthened our services capabilities in the area of application design, mobility and big data;

•

2016 – Acquired Ignia, Pty Ltd (“Ignia”), and expanded our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our ability to bring digital innovation solutions to our clients in APAC;

•

2017 – Acquired Datalink Corporation (“Datalink”) and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center solutions to clients on premise or in the cloud.  Additionally, we acquired Caase Group B.V. (referred to herein as, “Caase.com”) and strengthened our ability to deliver cloud and data center solutions to our clients in EMEA; and

•	2018 – On August 1, 2018, we acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider and strengthened our digital innovations capabilities.

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

Our Market

The worldwide total addressable market for information technology is forecasted to be $3.8 trillion annually according to Gartner, a leading IT research and advisory company.  Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 10% of the worldwide total addressable market.  We believe our addressable worldwide market in the indirect sales IT channel represents approximately $652 billion in annual sales and for the year ended December 31, 2018, our net sales of $7.1 billion represented approximately 1% of that highly diverse market.  We believe that we are well positioned in this highly fragmented global market with locations in 19 countries and our deep experience delivering IT hardware, software and services solutions across the globe.

Our Value Proposition

As the IT industry evolves, our value proposition to our clients continues to evolve.  The increased complexity across the technology ecosystem, combined with the continual emergence of new trends and offerings, has made it difficult for most clients to effectively manage their IT environments.  We consult with our clients regarding their IT product and services needs and help our clients define, architect, implement and manage their IT solutions.

We believe that Insight has a unique position in the market to gain profitable market share by offering Intelligent Technology SolutionsTM that empower our clients to manage their IT environments so they can drive meaningful business outcomes today and transform their operations for tomorrow.

Insight’s unique advantages include:

•

Our global scale and coverage – we have the capabilities to serve clients across the globe with hardware, software provisioning and related services and with integrated technology solutions in multiple countries directly or through our partner network.

•

Our operational excellence and systems – we offer a broad selection of products with access to billions of dollars in virtual inventory and efficient supply chain execution, as well as product fulfillment, logistics capabilities, management tools and technical expertise.

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

INSIGHT ENTERPRISES, INC.

•

Our data center transformation skills – in support of our long-term strategy, we acquired Datalink (2017 U.S.) and Caase (2017 Netherlands) providers of IT services, cloud and enterprise data center solutions, adding additional deep technical expertise and complementary services offerings to our internally developed solutions and increasing our addressable market opportunity in hybrid cloud and other high-growth data center categories.

•

Our next-generation tech skills – we quickly adapt to new technology trends and innovation, investing internally to advance our technical capabilities while at the same time making strategic acquisitions that establish us as thought leaders, with scale and reach, around emerging market trends. The Blue Metal (2015, U.S.), Ignia (2016, Australia) and Cardinal (2018, U.S.) acquisitions are examples of acquisitions that have given us global capabilities to support our clients as they look to accelerate in the digital world.

•

Our App development and Internet-of-Things (“IoT”) expertise – we were recognized as Microsoft’s Worldwide Partner of the Year for IoT as well as Mobile App Development in each of the past two years and, combined with our hardware and software expertise, we are well-positioned to deliver holistic connected product and IoT solutions.

•

Our services solutions – we can scale to help organizations of all sizes and have well-developed services capabilities focused on four solutions areas: supply chain optimization, connected workforce, cloud and data center transformation and digital innovation, that represent the ways we help our clients with the demands they face, as discussed in more detail below.

•

Our track record for successfully integrating mergers and acquisitions to accelerate growth – we have a demonstrated track record for acquiring strategic businesses and integrating them into the Insight model, while effectively realizing the benefits of the combined businesses.

Our Business Strategy

A client’s information technology service needs span an array of business priorities including modern infrastructure and cloud options, workforce productivity initiatives, and leveraging IT to differentiate with their customers.  We believe our four solution areas effectively represent the areas that our clients care about most and were designed to allow our clients, and the different decision makers within our clients, to interact with us in multiple ways, whether acquiring a hardware or software asset, implementing public cloud or as-a-service workplace solutions, designing a next generation or hybrid cloud data center, or leveraging sophisticated IOT and artificial intelligence solutions to improve their clients’ experience.  At each connection point, we provide technical expertise and advisory services to our clients.

INSIGHT ENTERPRISES, INC.

Our go to market framework for our four solution areas, built on thirty years of broad IT experience combined with strategic acquisitions, new services development and deep partner relationships, uniquely positions us to help our clients manage their business today and also transform to meet their needs tomorrow.  Our expertise is deep across these key solutions areas:

Supply Chain Optimization – Through Insight’s core business, we help clients effectively and efficiently acquire all of their information technology needs leveraging our scale and supply chain expertise. We help our clients invest smarter.

Connected Workforce – We help clients deliver a secure, modern experience to their workforce, driving productivity in the workplace and helping to attract and retain talent in this competitive marketplace. We help our clients work smarter.

Cloud and Data Center Transformation – We help clients optimize, modernize and secure their data center infrastructure and leverage cloud to improve business agility. We help our clients run workloads smarter.

Digital Innovation – We leverage innovative applications and emerging technologies to improve clients’ business performance, engage customers and uncover new revenue streams. We help our clients innovate smarter.

Each of our solution areas represents a discrete area of growth for our business and when connected to each other, they provide a platform for our clients to leverage our breadth of expertise to solve their most relevant business challenges from IT supply chain to optimizing performance in the digital world.  Our strategy is to increase our penetration with new and existing clients within the four focus solution areas across our geographic footprint in North America, EMEA and APAC. Our offerings within the solution areas include hardware and software products from market leading and emerging manufacturer brands, sold separately or combined into branded solutions with Insight delivered professional or managed services.  We can serve clients directly in each of our markets or serve a single client globally where they can enjoy a common experience across our footprint.  To execute our strategy, we employ centralized and field-based sales, engineering and services resources to connect with our clients.  We also have invested in approximately 1,000 technical engineers, architects and software developers who create and deliver integrated IT solutions to our clients globally, an asset that we believe differentiates us in the marketplace.

Our unique solution area go to market strategy is supported by a strong operational platform that includes scalable IT and e-commerce systems and processes, robust digital marketing capabilities and a culture of continuous business process transformation and automation.

E-commerce and Cloud Management Systems - In recent years, cloud and as-a-service solutions have become more mainstream and adoption continues to increase across markets and verticals.  Key market imperatives in the adoption of these solutions are speed to market, flexibility, scalability and availability.  We have invested in, and will continue to invest in, technical tools and resources to provide clients with the assessment, migration, integration and managed services required to simplify the cloud adoption decision, whether that decision results in a private, public or hybrid cloud environment.

INSIGHT ENTERPRISES, INC.

We also continue to invest in our global e-commerce platform, which serves as a single marketplace for our clients to buy and manage anything from a discrete product offering to their cloud and other as-a-service subscriptions.  Components of our e-commerce platform include:

•

Customizable client portals, primarily in North America, which allow clients to streamline procurement and processes through a self-service online tool, drive standardization and optimize reconciliation.

•	A focus on small to medium-sized clients, providing them with the ability to learn, solve, buy, and manage cloud products and services via our online experience.
•

A similar online experience and capabilities for our larger enterprise clients with added IT as a Service Broker capabilities allowing larger IT organizations to centrally provide cloud offerings while maintaining the manageability and visibility they require.

Digital Marketing Enablement – We have invested in internal industry and marketing expertise to develop original go to market and IT solution content, whitepapers and industry research studies to ensure we enable our clients with relevant information around IT and business trends.  Further, we leverage a best-in-class digital marketing technology stack to personalize the delivery of our content through an omni-channel experience as they manage and transform their IT investment. Our integrated suite of digital marketing tools has allowed us to access and grow our position in the mid-market over the past few years while also strengthening our marketing alignment with our partners.

Culture of Business Transformation and Automation – At the heart of our culture is an intense desire to improve our clients’ experience when doing business with us either on the web, through business to business connections or on the telephone.  We have a dedicated business transformation team focused on end to end process improvement initiatives around order flow, dynamic pricing and cost optimization, and back office operations, all oriented to the impact on client experience.  In 2018, we began to invest in process automation and optical recognition scanning solutions to improve certain of our client facing processes, making the buying experience more frictionless while improving the scalability of our business processes for the long term.

Our Offerings

Our offerings in North America and certain countries in EMEA and APAC include a suite of IT hardware, software and services solutions.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.  On a consolidated basis, hardware, software and services represented approximately 61%, 27% and 12%, respectively, of our net sales in 2018.  This compares to 58%, 32% and 10%, respectively, of our net sales in 2017 and 54%, 37% and 9%, respectively, of our consolidated net sales in 2016.  Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Services Solutions Offerings

We have developed solutions that integrate hardware, software and services to help businesses run smarter within our key solutions areas.  Our core solutions include:

INSIGHT ENTERPRISES, INC.

Supply Chain Optimization – Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing the way clients approach procurement and management of core IT investments.  We provide end to end lifecycle services around hardware and software that help our clients optimize their IT return on investments.

•

Hardware Life Cycle: Source, procure, stage, configure, integrate, test, deploy and maintain IT products spanning endpoints to infrastructure, regionally, or across the globe via the Insight footprint and an engaged network of suppliers.

•	Software Life Cycle: Portfolio management, compliance, integration and adoption, on premise or in the cloud, regionally or across the globe.
•	Hardware Warranty and Software Maintenance: Warranty and maintenance services covering an array of products that can be purchased as a point solution or as a managed service delivered by Insight.

Connected Workforce – The consumerization of IT, increase in the millennial population and proliferation of alternate work models is transforming the workplace.  We provide our clients’ workforce with tools to enable and enhance employee productivity and retention.

•	Insight Managed Office: Desktop and notebook devices coupled with cloud-based productivity solutions, deployed through an “over the air” deployment model, managed by Insight’s 24x7 Service Desk.
•	Insight Managed Mobility: Tablet and cellular-based devices, paired with cloud-based applications and Insight’s 24x7 Service Desk to deliver an end-to-end managed mobility experience for clients.
•

Insight Managed Collaboration: Offerings that allow clients to outsource their highly complex voice, conferencing and collaboration/team applications, delivering cloud-based redeployment of modern technologies managed for our clients with both Insight’s onsite and remote Service Desk support professionals.

•

Insight Managed Deployment: This comprises multi-site deployments of devices or technology within a branch or at the edge, combined with dedicated, onsite desktop support technicians coupled with 24x7 Service Desk.

•	Security: Identity and access management, single-sign-on and mobile-device-management to protect end users.
•	Software as a Service (“SaaS”): SaaS solutions from mature and emerging publishers, sold discretely or combined into an Insight delivered solution.

Cloud and Data Center Transformation – Consumption-based models and technology convergence are reinventing decades-old infrastructure business models.  We optimize our clients’ public and private infrastructure to enable customer and workforce objectives best suited to their workload and business requirements. Our solutions help clients assess readiness, architect appropriate solutions and migrate to both public and private cloud infrastructures.

•	Hybrid Cloud: On-premise converged infrastructure (private cloud) augmented by off-premise public cloud integrated, managed and secured.
•	Intelligent Network: Core Wide Area Network, Local Area Network, wireless and security solutions to seamlessly connect Hybrid Cloud, Branch Infrastructure and end users.
•	Infrastructure Management: 24x7 remote management of clients’ server/storage/network infrastructure through our ISO-certified Remote Network Operating Center.
•	Security: Network security and Security Incident Event Management solutions to secure our clients’ infrastructure.
•	Infrastructure as a Service (“IaaS”): IaaS solutions from mature and emerging publishers, sold discretely or combined into an Insight delivered solution.

INSIGHT ENTERPRISES, INC.

Digital Innovation – When interacting with their customers, our clients face growing digital engagement and a rapid shift toward social media.  We help our clients leverage technology to better engage their customers to build loyalty and increase profitability.  Our digital innovation solutions leverage our deep expertise around public cloud, mobility, big data and ensuring secure access to integrated solutions.

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
•

Big Data & Analytics. Custom solutions to help clients quickly review actionable insights within their data, such as weather-based predictive analytics to drive weekly marketing campaigns for consumer products and patient-based intake and health outcomes analysis to optimize nurse staffing.

Hardware Product Offerings

We offer products from hundreds of manufacturers, including such industry leaders as Cisco, Dell/EMC, HP Inc., Lenovo, Hewlett Packard Enterprise Company (“HPE”), NetApp, Apple, Microsoft and IBM.  Our scale and purchasing power, combined with our efficient, high-volume and cost effective direct sales and marketing model, allow us to offer competitive prices.  We believe that offering choices from multiple partners enables us to better serve our clients by providing a variety of product solutions to address their specific business needs.

In addition to our distribution facilities, we have “direct-ship” programs with many of our partners, including manufacturers and distributors, allowing us to expand our product offerings without increasing inventory, handling costs or inventory warehousing risk exposure.  As a result, we are able to offer billions of dollars of products in virtual inventory in fulfilling our performance obligations to our clients.  Convenience and product options among multiple brands are key competitive advantages compared to manufacturers’ direct selling programs, which are generally limited to their own brands and may not offer clients a complete or best-in-class solution across all product categories.

Software Product Offerings

Our clients acquire software applications from us in the form of licensing agreements with software publishers or boxed products.  We offer products from hundreds of publishers, including such industry leaders as Microsoft, VMware, Adobe, IBM Software, Symantec and Citrix.

As software publishers choose different models for implementing licensing agreements, businesses must evaluate the alternatives to ensure that they select the appropriate agreements and comply with the publishers’ licensing terms when purchasing and managing their software licenses.  With many publishers now offering public cloud-based software solutions in place of licenses consumed on premise, we expect we will continue to see migration to the cloud-based software alternatives discussed above in our services offerings.

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

Our Competition

The IT hardware, software and services industry is very fragmented and highly competitive.  Our competition includes:

•	Solution providers, value-added resellers and direct marketers such as CDW, Zones, Connection, PCM, SHI, Softchoice, Systemax, Computacenter, Bechtle, SoftwareONE, Comparex, and Crayon;
•	Systems integrators such as ePlus, Presidio, World Wide Technology, Perficient and Accenture;
•

Specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP Inc., IBM, Lenovo and HPE;
•	Software publishers, such as IBM, Microsoft and Symantec;
•	National and global service providers, such as IBM Global Services and HP Enterprise Services; and
•	E-tailers, such as Amazon Web Services, Newegg, Buy.com and e-Buyer (United Kingdom).

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

Our Partners

We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace.  During 2018, we purchased products and software from approximately 3,500 partners.  Approximately 69% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors.  Purchases from Microsoft accounted for approximately 26% of our aggregate purchases in 2018.  No other partner accounted for more than 10% of purchases in 2018.  Our top five partners as a group for 2018 were Microsoft, Cisco Systems, Tech Data (a distributor), HP Inc. and Ingram Micro (a distributor), and approximately 60% of our total purchases during 2018 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2018, sales of Microsoft, Dell and Cisco Systems products accounted for approximately 18%, 11% and 11%, respectively, of our consolidated net sales.  No other manufacturer’s products accounted for more than 10% of our consolidated net sales in 2018.  Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 56% of Insight’s consolidated net sales during 2018.

INSIGHT ENTERPRISES, INC.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses.  We have invested in our digital marketing capabilities over the past two years.  These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions.  Our partners are taking notice, and we believe that we are emerging as a leader in our industry as we consistently outpace our competition in digital marketing.  We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us.  We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback.  Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

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

Our Teammates

As of December 31, 2018, we employed 7,420 teammates, of whom 2,455 were engaged in sales related activities, 2,424 were engaged in management, support services and administration activities, 2,384 were skilled, certified consulting and service delivery professionals and 157 were engaged in distribution activities.  Our teammates in the United States are not represented by a labor union.  Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships.  We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.

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

INSIGHT ENTERPRISES, INC.

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

In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”).  Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses.  Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in customer usage, or purchases and marketing programs.  If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers.  We continue to experience adverse partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives.  If we are unable to react timely to remediate and respond to these changes in partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations.  This is especially true in connection with the incentive programs of our largest partners: Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo. There can be no assurance that we will continue to receive such incentives in the future.

Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services.  Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products and technologies.  The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns.  If we fail to react in a timely manner to such changes, we may experience lower sales and, with respect to hardware, we may have to record write-downs of obsolete inventory.  In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory of products that may have limited or no return privileges.  There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products.  Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, financial conditions and results of operations.

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

The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product offerings and customer base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse customer reactions.  In addition, integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition.  The continued integration activities of the acquired businesses into our business is difficult and time consuming, and we may be unable to achieve expected synergies and operating efficiencies over the long term.  We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

Our future operating results may fluctuate significantly.  Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions.  As a result of significant price competition and our higher concentration of large enterprise clients, our gross margins are low, and we expect them to continue to be low in the future.  Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins.  These low gross margins magnify the impact of variations in revenue and operating costs on our operating results.  In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding, and a portion of our operating expenses are relatively fixed.  Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future.  If we cannot proportionately decrease our cost structure, our business, financial condition and results of operations could suffer.  In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.  Outside of the United States, we have operation centers in Australia, Canada, France, Germany and the United Kingdom, as well as sales offices throughout EMEA and APAC.  In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships.  In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally.  The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;
•	changes in governmental regulation or taxation (foreign and domestic);

INSIGHT ENTERPRISES, INC.

•	currency exchange fluctuations;
•	changes in import/export laws, regulations and customs and duties and tariffs (foreign and domestic);
•	trade restrictions (foreign and domestic);
•	difficulties of conducting business, managing operations, and costs of staffing in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes and other restrictions on repatriating foreign profits back to the United States;
•	extended payment terms;
•	seasonal reductions in business activity in some parts of the world; and
•	natural disasters, terrorism, civil unrest and other geopolitical uncertainties.

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

Our sales to our public sector customers are also impacted by government spending policies, government shutdowns, budget priorities and revenue levels.  An adverse change in government spending policies (including budget cuts at the federal, state and local level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us.  These possible actions or the adoption of new or modified procurement regulations or practices could have a material adverse effect our business, financial position and results of operations.

In addition, there continues to be substantial uncertainty regarding the impact of the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”), calling for the exit of the United Kingdom from the EU.  Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the United Kingdom and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.

INSIGHT ENTERPRISES, INC.

Our acquisition strategy may increase our outstanding debt and interest expense and decrease the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition.  To fund our acquisition initiatives, we increase our total borrowings from time to time.  These additional borrowings have the effect of increasing our future interest expenses and require escalating amortization payments.  Additionally, our financing facilities have interest rates that vary based on market conditions and on our leverage ratio, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.

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

Breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes.  Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases.  As part of our normal business activities, we collect and store certain proprietary and confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes.  In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.  Like many other businesses, we have been, and expect to continue to be, subject to electronic data attacks and threats, although we do not believe attacks have resulted in the misappropriation of sensitive data in a material way.  Additionally, some of the hardware and software products we resell could have defects or otherwise be the subject of security breaches and other attacks.  We would consider the consequences of such attacks to be the responsibility of the respective manufacturers and publishers of such products, however, if such circumstances were to arise, we may be required to notify regulators and individuals of a data breach and could be subject to litigation.

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses.  We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients.  Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings.  If our current technology is determined to have a shorter economic life or the value of our current system is impaired, or necessary improvements to our technology are significantly delayed, we could incur additional expense and/or charges.  The continuing development of our IT systems is crucial for our success.  Accordingly, some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties.  In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to risks from legal proceedings and client audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.  We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.  Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities in the ordinary course of our business.  We also are subject to and currently engage in audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts.  In addition, we are subject to indemnification claims under various contracts.  Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome.  Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against teammates, contractors, or agents violating such laws and regulations or our policies and procedures.

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

We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers.  We generally ship hardware products to our customers by FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges.  If we are unable to pass on to our clients future increases in the cost of commercial delivery services, our profitability could be adversely affected.  Additionally, strikes, inclement weather, natural disasters or other service interruptions sustained by such shippers could adversely affect our ability to deliver products on a timely basis.  Such events could have a material adverse effect on our business, financial condition and results of operations.

We depend on certain key personnel.  We rely on key management teammates to execute our strategy to grow profitable market share.  The loss of one or more of these leaders, or a failure to attract and retain new executives, could have a material adverse effect on our business, financial condition and results of operations.  We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales, service and technical teammates, and we make significant investments in the training of our leadership team, sales account executives, architects and services engineers.  If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our sales and services teammates, and that could have a material adverse effect on our business, financial condition and results of operations.

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
•

changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the Tax Cuts and Jobs Act of 2017;

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

INSIGHT ENTERPRISES, INC.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our principal executive offices are located in Tempe, Arizona.  We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.  At December 31, 2018, we owned or leased approximately 1.4 million square feet of office and warehouse space, and, while approximately 70% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 10 countries in EMEA and we lease office facilities in five countries in APAC.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2018 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market.  As of February 15, 2019, we had 35,502,671 shares of common stock outstanding held by 51 stockholders of record.  This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our revolving facility and our accounts receivable securitization financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2018.

See further information on our share repurchase programs in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index).  The graph assumes that $100 was invested on December 31, 2013 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our common stock.  Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$114.00	$110.61	$178.07	$168.60	$179.44
Nasdaq US Benchmark TR Index (Market Index)	100.00	112.46	113.00	127.70	155.01	146.57
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	135.56	123.42	142.26	204.61	191.61

INSIGHT ENTERPRISES, INC.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.  The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2018 is derived from our audited consolidated financial statements.  The consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)(2)(3)
Net sales	$7,080,136	$6,703,623	$5,485,515	$5,373,090	$5,316,229
Costs of goods sold	6,086,418	5,785,053	4,742,413	4,656,758	4,603,826
Gross profit	993,718	918,570	743,102	716,332	712,403
Operating expenses:
Selling and administrative expenses	756,529	723,328	585,243	584,906	576,967
Severance and restructuring expenses	3,424	9,002	4,580	4,907	4,433
Loss on sale of foreign entity	—	3,646	—	—	—
Acquisition-related expenses	282	3,329	4,447	—	—
Earnings from operations	233,483	179,265	148,832	126,519	131,003
Non-operating (income) expense:
Interest income	(1,075)	(1,209)	(1,066)	(783)	(1,062)
Interest expense	22,812	19,174	8,628	7,224	6,019
Net foreign currency exchange loss (gain)	(1,498)	855	522	(393)	327
Other expense, net	1,342	1,347	1,290	1,295	1,347
Earnings before income taxes	211,902	159,098	139,458	119,176	124,372
Income tax expense	48,225	68,415	54,768	43,325	48,688
Net earnings	$163,677	$90,683	$84,690	$75,851	$75,684
Net earnings per share:
Basic	$4.60	$2.54	$2.35	$2.00	$1.84
Diluted	$4.55	$2.50	$2.32	$1.98	$1.83
Shares used in per share calculations:
Basic	35,586	35,741	36,102	37,984	41,062
Diluted	36,009	36,207	36,438	38,275	41,358

INSIGHT ENTERPRISES, INC.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$801,915	$804,369	$544,943	$543,534	$565,559
Total assets	2,775,947	2,685,651	2,219,300	2,014,017	1,947,838
Short-term debt, including capital leases and other financing obligations (4)	1,395	16,592	480	1,535	766
Long-term debt, including capital leases and other financing obligations (4)	195,525	296,576	40,251	89,000	62,535
Stockholders’ equity	986,989	843,469	713,443	685,742	721,231
Cash dividends declared per common share	—	—	—	—	—

(1)

Our consolidated statements of operations data includes results of the following acquisitions from their respective dates of acquisition: Cardinal from August 1, 2018, Caase.com from September 26, 2017, Datalink from January 6, 2017, Ignia from September 1, 2016 and BlueMetal from October 1, 2015.

(2)

Our consolidated statement of operations for 2018 includes the impact of adopting ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”).  See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(3)

Our consolidated statements of operations for 2018 and 2017 include the impact of U.S federal tax reform that was enacted in December 2017 as part of the U.S Tax Cuts and Jobs Act.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)

Excludes obligations under our inventory financing facility of $304.1 million, $319.5 million, $154.9 million, $106.3 million and $122.8 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.  We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest payments due under this facility.  These amounts are classified separately as accounts payable-inventory financing facility on our consolidated balance sheets.  See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Overview

Today, every business is a technology business.  We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter.  Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Full year 2018 financial and operational highlights included the following:

•	We generated double-digit growth in earnings from operations globally and in each of our reporting segments.
•	We grew our services business by 25% on a consolidated basis with double-digit growth in each of our reporting segments.
•	We generated cash flows from operations of $292.6 million.
•	We continued our focus on tight expense control across the business.
•	In North America, we completed the acquisition of Cardinal on August 1, 2018 and substantially completed the integration of IT systems and back office operations in late January 2019.

On a consolidated basis, for the year ended December 31, 2018:

•	Net sales of $7.1 billion increased 6% compared to 2017.
•	Gross profit of $993.7 million increased 8% compared to 2017, also up 7% year over year excluding the effects of fluctuating foreign currency exchange rates.
•	Consolidated gross margin improved approximately 30 basis points to 14.0% of net sales in 2018. This increase reflects solid growth in services net sales and gross profit.
•	Earnings from operations increased to $233.5 million in 2018, up 30% compared to the prior year, which represented 3.3% of net sales.
•

Our effective tax rate in 2018 was 22.8%, driven by the effects of U.S. federal tax reform enacted in December 2017.  This lower tax rate in 2018 compares to our effective tax rate of 43.0% in 2017 and 39.3% in 2016.

•

Net earnings and diluted net earnings per share were $163.7 million and $4.55, respectively, in 2018. In 2017, we reported net earnings of $90.7 million and diluted net earnings per share of $2.50.  In 2016, we reported net earnings of $84.7 million and diluted net earnings per share of $2.32.

The results of operations for 2018 include the following items:

•	the impact of the adoption of FASB Topic 606 (“Topic 606”);
•	the results of the acquisition of Cardinal, effective August 1, 2018;
•	transaction costs totaling $282,000 associated with the acquisition;
•	severance and restructuring expenses of $3.4 million, $2.7 million net of tax; and
•	the repurchase of approximately 641,000 shares of the Company’s common stock for an aggregate of $22.0 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The results of operations for 2017 include the following items:

•	the results of the acquisitions of Caase.com and Datalink, from their respective acquisition dates;
•	the loss on the sale of our Russia business totaling $3.6 million;
•	transaction costs totaling $3.3 million, $2.5 million net of tax, associated with the acquisitions of Caase.com and Datalink;
•	severance and restructuring expenses of $9.0 million, $7.3 million net of tax; and
•	incremental income tax expense related to U.S. federal tax reform of $13.4 million.

The results of operations for 2016 include the following items:

•	the results of the acquisition of Ignia effective September 1, 2016;
•	transaction costs totaling $4.4 million, $4.2 million net of tax, associated with the acquisitions of Ignia and Datalink;
•	severance and restructuring expenses of $4.6 million, $3.3 million net of tax;
•	a gain of $338,000 on the sale of our Bloomingdale, Illinois real estate; and
•	the repurchase of approximately 1.9 million shares of the Company’s common stock for an aggregate of $50.0 million.

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

During 2018, we generated $292.6 million of cash from operating activities, including approximately $75.0 million, net of cash and cash equivalents acquired, utilized to fund the acquisition of Cardinal.  We ended the year with $142.7 million of cash and cash equivalents and $194.0 million of debt outstanding under our long-term debt facilities.  In December 2018 we paid off the remaining balance of our Term Loan A (“TLA”).

Details about segment results of operations can be found in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	86.0	86.3	86.5
Gross profit	14.0	13.7	13.5
Operating expenses:
Selling and administrative expenses	10.6	10.8	10.7
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	0.1	0.2	0.1
Earnings from operations	3.3	2.7	2.7
Non-operating expense, net	0.3	0.3	0.2
Earnings before income taxes	3.0	2.4	2.5
Income tax expense	0.7	1.0	1.0
Net earnings	2.3%	1.4%	1.5%

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

2018 Compared to 2017

Net Sales.  Net sales increased 6%, or $376.5 million, in 2018 compared to 2017.  Net sales of products increased 3% and net sales of services increased 25% in 2018 compared to 2017.  Our net sales by operating segment for 2018 and 2017 were as follows (dollars in thousands):

	2018	2017	% Change
North America	$5,362,981	$5,181,734	3%
EMEA	1,530,241	1,355,416	13%
APAC	186,914	166,473	12%
Consolidated	$7,080,136	$6,703,623	6%

Net sales in North America increased 3%, or $181.2 million, in 2018 compared to 2017, primarily driven by higher hardware and services net sales.  Net sales in EMEA increased 13% (9% excluding the effects of fluctuating foreign currency exchange rates), or $174.8 million, in 2018 compared to 2017.  Net sales in APAC increased 12% (13% excluding the effects of fluctuating foreign currency exchange rates), or $20.4 million, in 2018 compared to 2017.

Our net sales by offering category for North America for 2018 and 2017 were as follows (dollars in thousands):

	North America
Sales Mix	2018	2017	% Change
Hardware	$3,610,356	$3,352,355	8%
Software	1,112,715	1,310,118	(15%)
Services	639,910	519,261	23%
	$5,362,981	$5,181,734	3%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

In North America net sales of hardware and services were up 8% and 23%, respectively, year over year, while net sales of software declined 15% year to year.  The net changes year over year were the result of the following:

•

The increase in hardware net sales reflects the device refresh cycle in the first half of the year and was due primarily to higher volume sales of client devices, storage and networking solutions to large enterprise clients.

•

The increase in services net sales was due to higher sales of hardware warranty, higher sales of cloud solution offerings, higher sales of software maintenance, higher enterprise agreement fees, as well as contribution from our Cardinal acquisition, effective August 1, 2018.

•

The decrease in the software category was primarily the result of lower volume of sales with public sector clients.  Software product net sales have also been affected by clients migrating software applications to cloud solution offerings which are recognized on a net basis within the services category and the 2018 change to record sales of security software net as a result of the adoption of Topic 606.

Our net sales by offering category for EMEA for 2018 and 2017 were as follows (dollars in thousands):

	EMEA
Sales Mix	2018	2017	% Change
Hardware	$653,499	$536,500	22%
Software	736,509	710,452	4%
Services	140,233	108,464	29%
	$1,530,241	$1,355,416	13%

In EMEA, net sales of hardware, software and services were up 22%, 4% and 29%, respectively, year over year.  The improvements year over year were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of client devices, storage and networking solutions to large enterprise and public sector clients.
•

The increase in services net sales was due primarily to a higher volume of sales of software maintenance and cloud solution offerings that are recognized on a net basis, as well as the contribution of Dutch cloud service provider, Caase.com, acquired effective September 26, 2017.

•	The increase in software net sales was due to higher volume with new and existing clients year over year.

Our net sales by offering category for APAC for 2018 and 2017 were as follows (dollars in thousands):

	APAC
Sales Mix	2018	2017	% Change
Hardware	$29,496	$27,907	6%
Software	107,363	101,412	6%
Services	50,055	37,154	35%
	$186,914	$166,473	12%

In APAC, net sales of hardware, software and services were up 6%, 6% and 35%, respectively, year over year.  The changes were the result of the following:

•	The increase in hardware net sales was primarily due to our continued expansion of hardware offerings in this market.
•

The increase in software net sales was due primarily to a single large public sector license renewal recorded in the first quarter of 2018 that historically transacted in the fourth quarter in prior years.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

The increase in services net sales resulted from an increase in cloud and digital solutions based professional service engagements, as well as growth in the contribution of Ignia, acquired effective September 1, 2016.

Net sales by category for North America, EMEA and APAC were as follows for 2018 and 2017:

	North America		EMEA		APAC
Sales Mix	2018	2017	2018	2017	2018	2017
Hardware	67%	65%	43%	40%	16%	17%
Software	21%	25%	48%	52%	57%	61%
Services	12%	10%	9%	8%	27%	22%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 8%, or $75.1 million, in 2018 compared to 2017, with gross margin increasing approximately 30 basis points to 14.0% of net sales.  Our gross profit and gross profit as a percent of net sales by operating segment for 2018 and 2017 were as follows (dollars in thousands):

	2018	% of Net Sales	2017	% of Net Sales
North America	$732,695	13.7%	$691,677	13.3%
EMEA	221,467	14.5%	190,310	14.0%
APAC	39,556	21.2%	36,583	22.0%
Consolidated	$993,718	14.0%	$918,570	13.7%

North America’s gross profit in 2018 increased $41.0 million, or 6%, compared to 2017. As a percentage of net sales, gross margin increased by approximately 40 basis points year over year.  The year over year net increase in gross margin was primarily attributable to the following:

•

An increase in higher margin services net sales, which contributed 56 basis points.  This increase in margin from services net sales was driven by an increase in margin generated from enterprise agreement fees and sales of warranty services as well as by an increase in gross profit on cloud solution offerings.

•	This increase was partially offset by a decrease in margin from software products of 20 basis points due to a lower mix of software license sales, as clients are migrating to cloud-based solutions.

EMEA’s gross profit in 2018 increased $31.2 million, or 16% (12% excluding the effects of fluctuating foreign currency exchange rates), compared to 2017.  As a percentage of net sales, gross margin increased by approximately 50 basis points year over year.  The net improvement in gross margin for EMEA in 2018 compared to 2017 was due primarily to the following:

•

An increase in higher margin services net sales, which contributed 69 basis points.  The increase resulted from a higher volume of software maintenance and cloud solution net sales that are recorded on a net basis.

•

This increase was partially offset by a net decrease in product margin, which includes partner funding and freight, of 26 basis points in 2018 compared to 2017 primarily due to lower margins on software product transactions.

APAC’s gross profit increased 8% (9% excluding the effects of fluctuating foreign currency exchange rates) in 2018 compared to 2017, with gross margin decreasing to 21.2% in 2018 from 22.0% in 2017.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses.  Selling and administrative expenses increased $33.2 million in 2018 compared to 2017.  Our selling and administrative expenses by major expense type for 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Personnel costs, including teammate benefits	$593,955	$562,406
Depreciation and amortization	37,458	42,599
Facility expenses	26,396	25,362
Travel and entertainment	25,656	24,607
Legal and professional fees	16,103	16,740
Marketing	10,345	10,640
Other	46,616	40,974
Total	$756,529	$723,328
Percentage of net sales	10.7%	10.8%

Selling and administrative expenses decreased approximately 10 basis points as a percentage of net sales in 2018 compared to 2017.  The overall net increase in expenses reflects a $31.5 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount and increased variable compensation resulting from increased sales and gross profit in 2018 compared to 2017. This was partially offset by a decrease in depreciation and amortization expense of approximately $5.1 million year to year.

Severance and Restructuring Expenses.  During 2018, we recorded severance expense, net of adjustments, totaling $3.4 million.  In North America charges related to severance of $1.6 million were a result of actions taken to realign roles and responsibilities, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2018.  In EMEA charges of $1.7 million primarily related to headcount reductions as part our cost reduction and restructuring initiatives in EMEA.  Current period charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made during 2018.  During 2017, we recorded severance expense, net of adjustments, totaling $9.0 million.  See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

Acquisition-related Expenses.  During 2018, we incurred $282,000 in direct third-party transaction costs related to the acquisition of Cardinal in North America.  Comparatively, during 2017, we incurred $3.2 million in such costs related to the acquisition of Datalink in North America and $106,000 in such costs related to the acquisition of Caase.com in EMEA.  See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of acquisitions.

Non-Operating (Income) Expense.

Interest Income.  Interest income for 2018 and 2017 was generated from interest earned on cash and cash equivalent bank balances.  The slight decrease in interest income year over year is primarily due to lower average interest-bearing cash and cash equivalent balances during 2018.

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility.  Interest expense increased 19%, or $3.6 million, in 2018 compared to 2017 due primarily to higher interest rates partially offset by lower average daily balances on our debt facilities, in 2018 compared to 2017. Imputed interest under our inventory financing facility increased $3.9 million compared to 2017 to $10.6 million in 2018.  The increase was the result of expanded use of our inventory financing facility and a higher average incremental borrowing rate used to compute the imputed interest amounts during 2018.  Additionally, in 2018 interest expense includes a loss on debt extinguishment of approximately $624,000 recorded in the fourth quarter of 2018 to write off a portion of our deferred financing fees.  For a description of our various financing facilities, see Notes 6 and 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Other Expense, Net.  Other expense, net, consists primarily of bank fees associated with our cash management activities and was relatively flat in 2018 compared to 2017.

Income Tax Expense.  Our effective tax rate for 2018 was 22.8% compared to 43.0% in 2017.  The decrease in the tax rate from 2017 to 2018 was primarily due to the effect of the reduction in the U.S. federal statutory rate from 35.0% to 21.0% effective for the 2018 tax year and other tax effects recorded in connection with the enactment of the U.S. Tax Cuts and Jobs Act.  The effective tax rate in 2018 was higher than the federal statutory rate of 21.0% primarily due to state income taxes offset partially by research and development credits and a benefit related to the true up of provisional amounts related to U.S. tax reform recorded in 2017.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

2017 Compared to 2016

Any reference to our “core” business in the 2017 compared to 2016 discussion exclude Datalink’s results subsequent to the Datalink acquisition.

Net Sales.  Net sales increased 22%, or $1.2 billion, in 2017 compared to 2016.  Net sales of products (hardware and software) increased 21% and net sales of services increased 36% in 2017 compared to 2016.  Our net sales by operating segment for 2017 and 2016 were as follows (dollars in thousands):

	2017	2016	% Change
North America	$5,181,734	$3,971,828	30%
EMEA	1,355,416	1,338,560	1%
APAC	166,473	175,127	(5%)
Consolidated	$6,703,623	$5,485,515	22%

Net sales in North America increased 30%, or $1.2 billion, in 2017 compared to 2016.  This included 17% year over year growth in our core business driven by higher volume of sales from new and existing clients, and the addition of Datalink, which reported $524.3 million in net sales in 2017.  Net sales in EMEA increased 1% (2% excluding the effects of fluctuating foreign currency exchange rates), or $16.9 million, in 2017 compared to 2016.  Net sales in APAC decreased 5% (7% excluding the effects of fluctuating foreign currency rates), or $8.7 million, in 2017 compared to 2016.

Our net sales by offering category for North America for 2017 and 2016, were as follows (dollars in thousands):

	North America
Sales Mix	2017	2016	% Change
Hardware	$3,352,355	$2,454,889	37%
Software	1,310,118	1,146,808	14%
Services	519,261	370,131	40%
	$5,181,734	$3,971,828	30%

In North America, net sales of hardware, software and services increased 37%, 14% and 40%, respectively, year over year.  The increases year over year were the result of the following:

•

Higher volume of hardware net sales to large enterprise clients due primarily to strong growth in data center solutions as well as client devices.  Datalink also accounted for approximately 29% of the year over year growth in the hardware category.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	Datalink accounted for approximately 70% of the year over year increase in software net sales.
•

Continued trend toward higher sales of cloud solution offerings and a higher mix of software maintenance sales that are recorded on a net sales recognition basis impacted the services net sales category.  Datalink also contributed to the increase, offset partially by declines in technical services projects in our core business in 2017 compared to 2016.

Our net sales by offering category for EMEA for 2017 and 2016, were as follows (dollars in thousands):

	EMEA
Sales Mix	2017	2016	% Change
Hardware	$536,500	$481,505	11%
Software	710,452	762,427	(7%)
Services	108,464	94,628	15%
	$1,355,416	$1,338,560	1%

In EMEA net sales of hardware and services were up 11% and 15%, respectively, year over year, while net sales of software declined 7% year to year.  The changes were the result of the following:

•	Higher volume of client devices, storage and networking solutions to public sector clients in the hardware category.
•

Increased sales of license consulting services and partner delivered services to new and existing clients across the region impacted services net sales.  In addition, there was a higher volume of sales of software maintenance and cloud solution offerings that are recorded on a net sales recognition basis.

•	A single significant transaction in software net sales during 2016 with no comparable transaction in 2017 affected the year to year comparison.

Our net sales by offering category for APAC for 2017 and 2016, were as follows (dollars in thousands):

	APAC
Sales Mix	2017	2016	% Change
Hardware	$27,907	$18,916	48%
Software	101,412	132,718	(24%)
Services	37,154	23,493	58%
	$166,473	$175,127	(5%)

In APAC increases in hardware and services net sales year over year were offset by a decrease in software net sales during 2017 compared to 2016.  The changes were the result of the following:

•	Continued expansion of hardware offerings in the APAC market.
•	Contributions of Ignia and higher volume of sales of software maintenance and cloud solution offerings that are recorded on a net sales recognition basis positively impacted services net sales.
•	Timing of a single client agreement in the public sector resulted in decreased software net sales in 2017 compared to 2016.

Net sales by category for North America, EMEA and APAC were as follows for 2017 and 2016:

	North America		EMEA		APAC
Sales Mix	2017	2016	2017	2016	2017	2016
Hardware	65%	62%	40%	36%	17%	11%
Software	25%	29%	52%	57%	61%	76%
Services	10%	9%	8%	7%	22%	13%
	100%	100%	100%	100%	100%	100%

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

North America’s gross profit in 2017 increased 32% compared to 2016, and as a percentage of net sales, gross margin increased by approximately 10 basis points year over year.  The year over year net increase in gross margin was primarily attributable to the following:

•

A net increase in product margin, which includes partner funding and freight, of 30 basis points year over year.  This increase was due primarily to improvements in hardware and software product margin due to the acquisition of Datalink, which includes sales of data center products at higher gross margins than in our core business.

•	Services margin improvement year over year of 11 basis points driven by an increase in margin generated by sales of warranty services during 2017 compared to 2016, primarily due to Datalink.

The above increases were partially offset by the following:

•	Lower product margin in our core business due to a higher mix of business with large enterprise clients, where margins tend to be lower than other client groups.
•	A decrease in margin from lower fees from enterprise software agreements of 23 basis points during 2017 compared to 2016.
•	An insurance settlement of $2.2 million recognized during 2016 as a reduction of cost of sales due to the nature of the related insured loss previously recorded.

EMEA’s gross profit in 2017 increased 2% (4% excluding the effects of fluctuating foreign currency exchange rates) compared to 2016.  As a percentage of net sales, gross margin increased by approximately 10 basis points year over year.  APAC’s gross profit in 2017 increased 15% (13% excluding the effects of fluctuating foreign currency exchange rates) compared to 2016, with gross margin increasing to 22.0% in 2017 from 18.2% in 2016.  The improvement in gross margin for both EMEA and APAC in 2017 compared to 2016 was due primarily to changes in sales mix to higher margin products and services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses.  Selling and administrative expenses increased $138.1 million in 2017 compared to 2016.  Our selling and administrative expenses by major expense type for 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Personnel costs, including teammate benefits	$562,406	$455,892
Depreciation and amortization	42,599	38,130
Facility expenses	25,362	20,314
Travel and entertainment	24,607	17,170
Legal and professional fees	16,740	11,905
Marketing	10,640	6,848
Other	40,974	34,984
Total	$723,328	$585,243

Percentage of net sales	10.8%	10.7%

Selling and administrative expenses increased approximately 10 basis points as a percentage of net sales in 2017 compared to 2016.  The increase in expenses reflects the addition of Datalink to our North America business effective January 2017.  The addition of Datalink and increased variable compensation resulting from increased sales and gross profit in 2017 compared to 2016 were the primary drivers for the $106.5 million increase in personnel costs, including teammate benefit expenses for 2017 compared to 2016.  Datalink was also the primary driver for year over year increases in travel and entertainment, facilities and marketing expenses.  Depreciation and amortization expense increased approximately $4.5 million year over year, due to additional amortization expense on newly acquired intangible assets.

Severance and Restructuring Expenses.  During 2017, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $4.0 million, $4.9 million and $104,000, respectively.  The North America charges related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink in January 2017, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2017.  The EMEA charges primarily related to headcount reductions in France, Germany and the Netherlands as part our cost reduction and restructuring initiatives in EMEA.  The APAC charges primarily related to severance actions taken subsequent to the acquisition of Ignia.  For 2017, charges were offset by adjustments for changes in estimates of previous accruals as cash payments were made during the year.  During 2016, North America, EMEA and APAC recorded severance expense, net of adjustments, totaling $3.0 million, $1.5 million and $118,000, respectively.  See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of severance and restructuring activities.

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

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility.  Interest expense increased 122%, or $10.5 million, in 2017 compared to 2016 due primarily to borrowings under our TLA as well as higher borrowing rates and higher average daily balances under our other financing facilities, in 2017

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

compared to 2016, while imputed interest under our inventory financing facility increased $3.3 million from 2016 to 2017 to $6.7 million.

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

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Net cash provided by (used in) operating activities	$292,647	$(307,066)	$96,077
Net cash used in investing activities	(91,710)	(204,645)	(21,185)
Net cash (used in) provided by financing activities	(159,028)	397,121	(58,230)
Foreign currency exchange effect on cash and cash equivalent and restricted cash balances	(5,061)	16,089	(1,937)
Increase (decrease) in cash and cash equivalents and restricted cash	36,848	(98,501)	14,725
Cash and cash equivalents and restricted cash at beginning of year	107,445	205,946	191,221
Cash and cash equivalents and restricted cash at end of year	$144,293	$107,445	$205,946

Cash and Cash Flow

Our primary uses of cash during 2018 were to fund working capital requirements, pay down our debt balances, fund capital expenditures, repurchase shares of our common stock and to fund the acquisition of Cardinal.  Operating activities generated $292.6 million in cash in 2018.  Both the 2017 and 2016 results are affected by individually significant transactions at each year end, as discussed in more detail below.  During 2018, we made net combined repayments on our long-term debt facilities of $114.8 million and acquired Cardinal for $78.8 million, net of cash and cash equivalents acquired and including accrued working capital and tax adjustments of approximately $3.8 million.  Capital expenditures were $17.3 million in 2018, a 10% decrease from 2017, reflecting continued IT investments in our core ERP systems and e-commerce and digital marketing platforms.  Cash and cash equivalent balances in 2018 were negatively affected by $5.1 million as a result of foreign currency exchange rates.

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

Net cash provided by (used in) operating activities.  Cash flows from operating activities reflect our net earnings, adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and write-offs and write-downs of assets, as well as changes in asset and liability balances.  As noted previously, our net sales and earnings from operations grew 6% and 30%, respectively, in 2018.  Cash flow from operating activities in 2018 was $292.6 million, a significant increase in cash generation compared to 2017.  This increase is the result of our focus on expense control, optimizing working capital, including an enhanced focus on collection of receivables, and reducing our investments in inventory.  However, the 2017 results were also affected by a single significant payment to a supplier of approximately $160 million that was due and paid in January 2017 for which the related receivable was collected from the client in the fourth quarter of 2016 and several other factors discussed below.

In 2017, the increase in accounts receivable reflected increased net sales for which our collection efforts did not keep up with the growth.  The 2017 results also reflected the collection of a single significant receivable from a client in the fourth quarter of 2016 for which the related payment to the supplier of approximately $160 million was due and paid in January 2017.  Further impacting our 2017 operating cash flows was the expanded use of our inventory financing facility in 2017 to support growth in our sales.  Borrowings on this facility are reflected in the financing section of our statement of cash flows.  Had we not leveraged the facility during 2017, the net borrowings under our inventory financing facility of $141.0 million that are reflected as cash flows provided by financing activities would have been included within trade payables, which are reflected in the operating activities section of our statement of cash flows.  The increase in inventories was primarily attributable to an increase in inventory levels at December 31, 2017 to support specific client engagements.  The decrease in deferred revenue was a result of revenue recognition in 2017 on a number of larger client transactions in North America for which monies had been collected from clients prior to December 31, 2016, in advance of meeting the criteria for revenue recognition.

In 2016, the increases in accounts receivable and accounts payable reflected growth in sales and associated costs of goods sold, respectively, in 2016 compared to 2015.  However, the 2016 results were also affected by a single significant receivable collected from a client in the fourth quarter of 2016 for which the related payment to the supplier of approximately $160 million was due and paid in January 2017, as noted previously.  There was a similar transaction in the fourth quarter of 2015 for approximately $60 million.  Excluding the effects of these two individually significant timing differences, cash flow from operations would have been nominal for 2016.  Further impacting our 2016 operating cash flows was the expanded use of our inventory financing facility in 2016 to support growth in our sales.  Had we not leveraged the facility during 2016, the net borrowings under our inventory financing facility of $48.6 million that are reflected as cash flows provided by financing activities would have been included within trade payables, which are reflected in the operating activities section of our statement of cash flows.  The $50.1 million increase in other assets was primarily a result of our deferral of costs in advance of our being able to recognize the related revenue.  The $28.9 million increase in inventories was primarily attributable to an increase in inventory levels at December 31, 2016, to support specific client engagements and inventory in transit.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics for the quarters ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	102	94	90
Days inventory outstanding (“DIOs”) (b)	10	13	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(79)	(72)	(88)
Cash conversion cycle (days) (d)	33	35	14

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
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

Our cash conversion cycle was 33 days in the fourth quarter ended December 31, 2018, compared to 35 days in the fourth quarter of 2017.  The decrease resulted from the net effect of an eight day increase in DSO and a seven day increase in DPOs due to the relative timing of client receipts and supplier payments during the respective quarters as well as a three day decrease in DIOs due to the reduction of inventory held for client specific engagements and an overall focus on minimizing inventory on hand.  These operating metrics include the effects of the adoption of the new revenue recognition standard effective January 1, 2018.  As a result, DSOs for the three months ended December 31, 2018 were higher by approximately six days, due to a higher accounts receivable balance being reported under the new accounting guidance, than would have been reported under the previous accounting guidance.  This increase was partially offset by an increase of approximately four days in DPOs in the three months ended December 31, 2018, resulting from a higher accounts payable balance being reported under the new accounting guidance.  The net impact of the adoption of the new revenue recognition standard to the cash conversion cycle for the three months ended December 31, 2018 is approximately a two day increase.

Our cash conversion cycle was 35 days in the fourth quarter ended December 31, 2017, compared to 14 days in the fourth quarter of 2016.  Our 2016 cash conversion cycle was below our target range of 20 to 25 days as a result of unusually high DPOs associated with the $160 million payment timing difference in North America at the end of the prior year period, as discussed above.  Our 2017 cash conversion cycle was above our target range due to the increases in our inventory and accounts receivable balances noted above.

Our cash conversion cycle was 14 days in the fourth quarter ended December 31, 2016, a decrease of six days from the fourth quarter of 2015, and due primarily to an eleven day increase in DPOs driven by a single significant payment to a supplier in North America that was due and paid in January 2017.  Although the payment to the supplier was not due until after year-end, we collected on the accounts receivable from the client in the fourth quarter of 2016 under normal credit terms, as discussed above.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.  We intend to use cash generated in 2019 in excess of working capital needs to support our capital expenditures for the year, to repurchase shares of our common stock and to pay down our debt balances.  We also may use cash to fund potential acquisitions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities.  Capital expenditures of $17.3 million, $19.2 million and $12.3 million in 2018, 2017 and 2016, respectively, were primarily related to technology and facility enhancements.  We expect total capital expenditures in 2019 to be between $20.0 million and $25.0 million, primarily for technology-related upgrade projects and the integration of prior acquisitions.

During 2018 we acquired Cardinal for $78.8 million net of cash and cash equivalents acquired and including accrued working capital and tax adjustments of approximately $3.8 million.  During 2017 we acquired Caase.com and Datalink for $6.0 million and $180.9 million, respectively, net of cash and cash equivalents acquired.  During 2016, we acquired Ignia for $10.8 million, net of cash acquired.

Net cash (used in) provided by financing activities.  During 2018, we had net combined repayments on our long-term debt under our revolving facility, TLA and accounts receivable securitization facility (“ABS facility”) of $114.8 million and had net repayments under our inventory financing facility of $15.3 million.  In 2018, we also funded $22.1 million of repurchases of our common stock.  During 2017, we had net combined borrowings on our long-term debt under our revolving facility, TLA and ABS facility of $269.3 million and had net borrowings under our inventory financing facility of $141.0 million.  During 2016, we made net combined repayments on our long-term debt under our revolving facility and our ABS facility of $49.5 million and had net borrowings under our inventory financing facility of $48.6 million.  In 2016, we also funded $50.0 million of repurchases of our common stock.

Financing Facilities

As of December 31, 2018, our long-term debt balance includes $194.0 million outstanding under our $250.0 million ABS facility and no amounts outstanding under our $350.0 million revolving facility.

As of December 31, 2018, the current portion of our long-term debt relates to our capital leases and other financing obligations.  Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of December 31, 2018, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.  Our ABS facility was amended on June 27, 2018.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of the Company’s trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings.  A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amounts.  Based on the maximum permitted leverage ratio as of December 31, 2018, the Company’s debt balance that could have been outstanding under our revolving facility and ABS facility was the full amount of the maximum borrowing capacity of $600.0 million.

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements.  If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period.  At December 31, 2018, we were in compliance with all such covenants.  Further, the terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility.  As of December 31, 2018, no such “amortization event” had occurred.

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

Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under the facility from $325,000,000 to $400,000,000.  In conjunction with the increase, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility.  The facility matures on June 23, 2021.  Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods.  Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated terms (typically 60 days).

Notes 6 and 7 to the Consolidated Financial Statements in Part II, Item 8 of this report also include: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States.  As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed.  We provided for U.S. income and withholding taxes on the earnings deemed distributed from all of our foreign subsidiaries during 2018.  As of December 31, 2018, we had approximately $107.6 million in cash and cash equivalents in certain of our foreign subsidiaries.  As of December 31, 2018, the majority of our foreign cash resides in the Netherlands, Canada and Australia.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or though actual dividend distributions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include guaranties and indemnifications. These arrangements are discussed in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.  We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

At December 31, 2018, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt (a)	$194,000	$—	$194,000	$—	$—
Capital lease obligations, including interest payments	3,071	1,488	1,583	—	—
Inventory financing facility (b)	304,130	304,130	—	—	—
Operating lease obligations (c)	71,884	21,499	27,701	15,446	7,238
Severance and restructuring obligations (d)	2,452	2,452	—	—	—
Other contractual obligations (e)	23,336	7,803	12,203	1,046	2,284
Total	$598,873	$337,372	$235,487	$16,492	$9,522

(a)

Reflects the $194.0 million outstanding at December 31, 2018 under our ABS facility due in June 2021, the date at which the facility matures. See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(b)

As of December 31, 2018, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 120-day stated vendor terms.  See further discussion in Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(c)	Amounts in the table above exclude non-cancellable rental income of approximately $1.6 million due in less than one year.
(d)

As a result of approved severance and restructuring plans, we expect future cash expenditures related to employee termination benefits. See further discussion in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(e)	The table above includes:
I.

Estimated interest payments of $6,712,000 in each of 2019 and 2020, and $3,356,000 in the first six months of 2021, based on the current debt balance at December 31, 2018 of $194.0 million under our ABS facility, multiplied by the floating interest rate applicable at December 31, 2018 of 3.46% per annum.

II.	We estimate that we will owe $6.6 million in future years in connection with the obligations to perform asset-retirement activities that are conditional on a future event.

The table above excludes $6.8 million of unrecognized tax benefits, including $313,000 related to accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement.  See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

Acquisitions

Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add certain services capabilities.  The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three.  See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisition of Cardinal on August 1, 2018.

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

We consider the following to be our critical accounting estimates used in the preparation of our consolidated financial statements:

Sales Recognition

We adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which created Topic 606 with a date of initial application of January 1, 2018.  As a result, we changed our accounting policy for sales recognition as detailed below and in Note 2 to Consolidated Financial Statements in Part II, Item 8 of this report.  Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties.  The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a client.

Nature of Goods and Services

We sell hardware and software products on both a stand-alone basis without any services and as solutions bundled with services.

When we provide a combination of hardware and software products with the provision of services, we separately identify our performance obligations under our contract with the client as the distinct goods (hardware and/or software products) or services that will be provided.  The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price.  The stand-alone selling price is the price at which we would sell a promised good or service separately to a client.  We estimate the price based on observable inputs, including direct labor hours and allocable costs, or use observable stand-alone prices when they are available.

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

Software

We recognize revenue from software sales at the point in time when the client acquires the right to use or copy software under license and control transfers to the client.  For sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we record both the software license and the accompanying software maintenance on a net basis, as the agent in the arrangement, given the predominant nature of the goods and services provided to the customer. This is a change from our accounting treatment prior to the adoption of Topic 606, whereby we bifurcated the sale of the software license from the sale of the maintenance contract, recorded the sale of the software product on a gross sales recognition basis and recorded the sale of the software maintenance on a net sales recognition basis.

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

See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to sales recognition.

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

Valuation of Long-Lived Assets Including Purchased Intangible Assets and Goodwill

We review property, plant and equipment and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  If such events or changes in circumstances indicate a possible impairment, our asset impairment review assesses the recoverability of the assets based on the estimated undiscounted future cash flows expected to result from the use of the asset or the asset group plus net proceeds expected from disposition of the asset or the asset group (if any) and compares that value to the carrying value.  Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the carrying value exceeds the undiscounted future cash flows, an impairment loss is recognized for the difference between fair value and the carrying amount.  This approach uses estimates including future market growth, forecasted net sales and costs, expected periods the assets will be utilized and appropriate discount rates.

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

See further information on the carrying value of goodwill in Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Income Taxes

In December 2017, U.S. federal tax reform was enacted as part of the Tax Cuts and Jobs Act of 2017.  The change in tax law required, among other things, a remeasurement of our deferred tax balances.  In addition, the change in tax law included provisions requiring mandatory deemed repatriation of undistributed foreign earnings.  In accordance with Staff Accounting Bulletin 118, issued on December 22, 2017, we have concluded that the U.S. income taxes attributable to the remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items are now final.

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

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Insight Enterprises, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying item 9A(a), Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Phoenix, Arizona
February 22, 2019

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2018	2017
Current assets:
Cash and cash equivalents	$142,655	$105,831
Accounts receivable, net	1,931,736	1,814,560
Inventories	148,503	194,529
Inventories not available for sale	—	36,956
Other current assets	115,683	152,467
Total current assets	2,338,577	2,304,343
Property and equipment, net	72,954	75,252
Goodwill	166,841	131,431
Intangible assets, net	112,179	100,778
Deferred income taxes	7,967	17,064
Other assets	77,429	56,783
	$2,775,947	$2,685,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$978,104	$899,075
Accounts payable—inventory financing facility	304,130	319,468
Accrued expenses and other current liabilities	190,733	175,860
Current portion of long-term debt	1,395	16,592
Deferred revenue	62,300	88,979
Total current liabilities	1,536,662	1,499,974
Long-term debt	195,525	296,576
Deferred income taxes	683	717
Other liabilities	56,088	44,915
	1,788,958	1,842,182
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,482 and 35,829 shares issued and outstanding, respectively	355	358
Additional paid-in capital	323,622	317,155
Retained earnings	704,665	550,220
Accumulated other comprehensive loss – foreign currency translation adjustments	(41,653)	(24,264)
Total stockholders’ equity	986,989	843,469
	$2,775,947	$2,685,651

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales:
Products	$6,249,938	$6,038,744	$4,997,263
Services	830,198	664,879	488,252
Total net sales	7,080,136	6,703,623	5,485,515
Costs of goods sold:
Products	5,711,400	5,512,402	4,571,462
Services	375,018	272,651	170,951
Total costs of goods sold	6,086,418	5,785,053	4,742,413
Gross profit	993,718	918,570	743,102
Operating expenses:
Selling and administrative expenses	756,529	723,328	585,243
Severance and restructuring expenses	3,424	9,002	4,580
Loss on sale of foreign entity	—	3,646	—
Acquisition-related expenses	282	3,329	4,447
Earnings from operations	233,483	179,265	148,832
Non-operating (income) expense:
Interest income	(1,075)	(1,209)	(1,066)
Interest expense	22,812	19,174	8,628
Net foreign currency exchange (gain) loss	(1,498)	855	522
Other expense, net	1,342	1,347	1,290
Earnings before income taxes	211,902	159,098	139,458
Income tax expense	48,225	68,415	54,768
Net earnings	$163,677	$90,683	$84,690
Net earnings per share:
Basic	$4.60	$2.54	$2.35
Diluted	$4.55	$2.50	$2.32
Shares used in per share calculations:
Basic	35,586	35,741	36,102
Diluted	36,009	36,207	36,438

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net earnings	$163,677	$90,683	$84,690
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,389)	31,835	(16,063)
Total comprehensive income	$146,288	$122,518	$68,627

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2015	37,106	371	—	—	316,686	(40,036)	408,721	685,742
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	269	3	—	—	(2,222)	—	—	(2,219)
Stock-based compensation expense	—	—	—	—	11,058	—	—	11,058
Tax benefit from stock-based compensation	—	—	—	—	235	—	—	235
Repurchase of treasury stock	—	—	(1,891)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(1,891)	(19)	1,891	50,000	(16,107)	—	(33,874)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(16,063)	—	(16,063)
Net earnings	—	—	—	—	—	—	84,690	84,690
Balances at December 31, 2016	35,484	355	—	—	309,650	(56,099)	459,537	713,443
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	345	3	—	—	(5,321)	—	—	(5,318)
Stock-based compensation expense	—	—	—	—	12,826	—	—	12,826
Foreign currency translation adjustments, net of tax	—	—	—	—	—	31,835	—	31,835
Net earnings	—	—	—	—	—	—	90,683	90,683
Balances at December 31, 2017	35,829	358	—	—	317,155	(24,264)	550,220	843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	294	3	—	—	(3,233)	—	—	(3,230)
Stock-based compensation expense	—	—	—	—	15,355	—	—	15,355
Repurchase of treasury stock	—	—	(641)	(22,069)	—	—	—	(22,069)
Retirement of treasury stock	(641)	(6)	641	22,069	(5,655)	—	(16,408)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,389)	—	(17,389)
Net earnings	—	—	—	—	—	—	163,677	163,677
Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$163,677	$90,683	$84,690
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	21,721	25,787	27,493
Amortization of intangible assets	15,737	16,812	10,637
Provision for losses on accounts receivable	4,776	5,245	2,452
Write-downs of inventories	2,912	2,776	2,934
Write-off of property and equipment	393	418	—
Non-cash stock-based compensation	15,355	12,826	11,058
Deferred income taxes	9,126	19,139	10,517
Loss on sale of foreign entity	—	3,646	—
Loss on extinguishment of debt	624	—	—
Gain on sale of real estate	—	—	(338)
Changes in assets and liabilities:
Increase in accounts receivable	(46,883)	(208,065)	(168,966)
Decrease (increase) in inventories	46,534	(14,046)	(50,712)
Decrease (increase) in other assets	12,424	3,342	(50,181)
Increase (decrease) in accounts payable	29,844	(237,457)	193,582
Increase (decrease) in deferred revenue	9,178	(27,184)	10,633
Increase (decrease) in accrued expenses and other liabilities	7,229	(988)	12,278
Net cash provided by (used in) operating activities	292,647	(307,066)	96,077
Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(74,938)	(186,932)	(10,297)
Purchases of property and equipment	(17,251)	(19,230)	(12,266)
Proceeds from sale of foreign entity	479	1,517	—
Proceeds from sale of real estate	—	—	1,378
Net cash used in investing activities	(91,710)	(204,645)	(21,185)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	569,232	1,151,216	772,218
Repayments on senior revolving credit facility	(686,732)	(1,033,716)	(772,218)
Borrowings on accounts receivable securitization financing facility	3,357,000	3,961,389	2,802,000
Repayments on accounts receivable securitization financing facility	(3,188,000)	(3,975,889)	(2,851,500)
Borrowings under Term Loan A	—	175,000	—
Repayments under Term Loan A	(166,250)	(8,750)	—
Repayments under other financing agreements	(2,372)	(5,636)	(1,309)
Payments on capital lease obligations	(999)	(1,089)	(445)
Net (repayments) borrowings under inventory financing facility	(15,338)	141,037	48,603
Payment of debt issuance costs	(270)	(1,123)	(3,360)
Payment of payroll taxes on stock-based compensation through shares withheld	(3,230)	(5,318)	(2,219)
Repurchases of common stock	(22,069)	—	(50,000)
Net cash (used in) provided by financing activities	(159,028)	397,121	(58,230)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(5,061)	16,089	(1,937)
Increase (decrease) in cash, cash equivalents and restricted cash	36,848	(98,501)	14,725
Cash, cash equivalents and restricted cash at beginning of year	107,445	205,946	191,221
Cash, cash equivalents and restricted cash at end of year	$144,293	$107,445	$205,946

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Operations and Summary of Significant Accounting Policies

Description of Business

We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Acquisitions

Effective August 1, 2018, we acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider, for a purchase price, net of cash acquired, of approximately $78,800,000, including the final working capital adjustment and estimated tax adjustment to be paid in future periods.  The acquisition was funded using cash on hand.

Effective September 26, 2017, we acquired Caase Group B.V. (referred to herein as, “Caase.com”), a Dutch cloud service provider, for a purchase price, net of cash acquired, of approximately $6,038,000.  The acquisition was funded using cash on hand.

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

Our results of operations include the results of Cardinal, Caase.com, Datalink and Ignia from their respective acquisition dates.  (See Note 20 for a discussion of our acquisitions).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Business Combinations

The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions.  Initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition.  Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

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

Cash, Cash Equivalents and Restricted Cash

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

Restricted cash generally includes any cash that is restricted as to withdrawal or usage.  These amounts are included with cash and cash equivalents on the consolidated statement of cash flows.  All cash receipts/payments with third parties directly to/from restricted cash accounts are reported as an operating, investing or financing cash flow, based on the nature of the transaction.

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

Inventories not available for sale relate to product sales transactions in which we are warehousing the product and will be deploying the product to our clients’ designated locations subsequent to period-end.  Additionally, we may perform services on a portion of the product prior to shipment to our clients and will be paid a fee for doing so.  Although these product contracts are non-cancelable with customary credit terms beginning the date the inventories are segregated in our warehouse and invoiced to the client and the warranty periods begin on the date of invoice under previous accounting guidance, prior to Topic 606, these transactions did not meet the sales recognition criteria under GAAP.  Therefore, we did not record sales and the inventories were classified as inventories not available for sale on our consolidated balance sheet until the product was delivered.  If clients remitted payment before we delivered the product to them, then we recorded the payments received as deferred revenue on our consolidated balance sheet until such time as the product was delivered.  For additional information about our accounting policy related to these transactions after adopting Topic 606, see the Bill and Hold Transactions section of our Sales Recognition policy, below.

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

Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the economic life is shorter than originally estimated or the carrying amount of assets may not be recoverable.  When an indication exists that the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of net identified tangible and intangible assets acquired.  Goodwill is tested for impairment at the reporting unit level on an annual basis in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test.  Otherwise, the goodwill impairment test is not required.  The quantitative goodwill impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.  The Company has three reporting units, which are the same as our operating segments.  Multiple valuation techniques would likely be used to assess the fair value of the reporting unit.  These techniques include the use of estimates and assumptions that are inherently uncertain.  Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.

Intangible Assets

We amortize finite lived intangible assets acquired in business combinations using the straight-line method over the estimated economic lives of the intangible assets from the date of acquisition.

We regularly perform reviews to determine if facts and circumstances exist which indicate that the economic lives of our intangible assets are shorter than originally estimated or the carrying amount of these assets may not be recoverable.  When an indication exists that the carrying amount of intangible assets may not be recoverable, we assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  Such impairment test is based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  Impairment, if any, is based on the excess of the carrying amount over the estimated fair value of those assets.

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

Sales Recognition

We adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”) with a date of initial application of January 1, 2018.  As a result, we changed our accounting policy for sales recognition as detailed below.  Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties.  The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a client.

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

When we provide a combination of hardware and software products with the provision of services, we separately identify our performance obligations under our contract with the client as the distinct goods (hardware and/or software products) or services that will be provided.  The total transaction price for an arrangement with multiple performance obligations is allocated at contract inception to each distinct performance obligation in proportion to its stand-alone selling price.  The stand-alone selling price is the price at which we would sell a promised good or service separately to a client.  We estimate the price based on observable inputs, including direct labor hours and allocable costs, or use observable stand-alone prices when they are available.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we changed our accounting to record the software license on a net basis, as the agent in the arrangement, given the predominant nature of the goods and services provided to the customer.  This is a change from our accounting treatment prior to the adoption of Topic 606, whereby we recorded the sale of these software products on a gross sales recognition basis.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Selling and Administrative Expenses

Selling and administrative expenses include salaries and wages for teammates who are not directly associated with delivering services, bonuses and incentives, stock-based compensation expense, employee-related expenses, facility-related expenses, marketing and advertising expense, reduced by certain payments and credits received from partners related to shared marketing expense programs, as described under “Partner Funding” below, depreciation of property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs.  Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold.  Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold.  Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs.  Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold.  The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $68,571,000, $53,227,000 and $48,114,000 in 2018, 2017 and 2016, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2018.  We monitor our clients’ financial condition and do not require collateral.  No single client accounted for more than 4% of our consolidated net sales in 2018.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplier Risk

Purchases from Microsoft accounted for approximately 26% of our aggregate purchases in 2018.  No other partner accounted for more than 10% of purchases in 2018.  Our top five partners as a group for 2018 were Microsoft, Cisco Systems, Tech Data (a distributor), HP Inc. and Ingram Micro (a distributor), and approximately 60% of our total purchases during 2018 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred.  Advertising expense of $57,448,000, $47,053,000 and $37,565,000 was recorded in 2018, 2017 and 2016, respectively.  These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

Stock-Based Compensation

Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward.  Stock-based compensation expense is classified in the same line item of our consolidated statements of operations as other payroll-related expenses specific to the employee.  Compensation expense related to service-based restricted stock units (“RSUs”) is recognized on a straight-line basis over the requisite service period for the entire award.  Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis).  Forfeitures are recognized as they occur.

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

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net earnings	$163,677	$90,683	$84,690
Denominator:
Weighted-average shares used to compute basic EPS	35,586	35,741	36,102
Dilutive potential common shares due to dilutive RSUs, net of tax effect	423	466	336
Weighted-average shares used to compute diluted EPS	36,009	36,207	36,438
Net earnings per share:
Basic	$4.60	$2.54	$2.35
Diluted	$4.55	$2.50	$2.32

In 2018, 2017 and 2016, approximately 17,000, 40,000 and 36,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”  The new standard requires that implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software licensing arrangements under the internal-use software guidance.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We adopted this new standard in the fourth quarter of 2018 and applied it retrospectively.  The adoption of this standard did not have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” which clarifies and corrects unintended application of guidance and makes improvement to Codification Topics.  There are various effective dates beginning with the ASU release date.  We adopted the standard in 2018.  The standard did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The new standard provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  We adopted the standard in the first quarter of 2018.  The standard did not have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash.”  The new standard requires companies to include cash and cash equivalents that have restrictions on withdrawal or use within total cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  The new standard is required to be adopted retrospectively.  We adopted the standard in the first quarter of 2018. The standard did not have a material effect on our consolidated financial statements.

As a result of the adoption of ASU No. 2016-18, we began including amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows for the twelve months ended December 31, 2018.  Amounts shown in the consolidated statements of cash flows for the twelve months ended December 31, 2017 and 2016 were reclassified to conform to the current period presentation.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$142,655	$105,831	$202,882
Restricted cash included in other current assets	8	46	51
Restricted cash included in other non-current assets	1,630	1,568	3,013
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$144,293	$107,445	$205,946

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions.  Restricted cash shown in the statement of cash flows for the year ended December 31, 2017 also includes funds deposited with a financial institution in Australia to provide a guarantee on our behalf as security for any funds we might draw under our revolving loan facility in China.  The deposited funds were restricted in that we could not withdraw them as long as the related loan facility was in place.  These amounts were reported in other non-current assets.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  The new standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  It addresses eight specific cash flow issues to clarify the presentation and classification of cash receipts and cash payments in the statement of cash flows.  The new standard is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.  The new standard is required to be adopted retrospectively.  We adopted the new standard in the first quarter of 2018. The standard did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which supersedes the existing lease recognition requirements in the current accounting standard for leases.  The core principal of the new standard is that an entity should recognize right-of-use (“ROU”) assets and lease liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

disclosures.  The new standard is to be applied using a modified retrospective transition method with the option to elect a number of practical expedients.  The new standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years.

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

We will adopt the new lease standard as of January 1, 2019 and plan to utilize the retrospective cumulative effect adjustment transition method with a cumulative effect adjustment being recorded as of the adoption date.  We expect to elect certain available practical expedients including the package of practical expedients permitted under the transition guidance within the new standard, which among other things, will allow us to carry forward the historical lease classification.  Additionally, we will make an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of twelve months or less on our consolidated balance sheet.

We have established a cross-functional implementation team and are in the process of finalizing the scope of arrangements that will be subject to this standard as well as assessing the impact to our systems, processes, and internal controls over financial reporting.  While we are still evaluating the impact of adopting ASU No. 2016-02, we anticipate this standard will have a material impact on our other assets and other liabilities balances.  The primary impact will be to record ROU assets and lease liabilities for existing operating leases on our consolidated balance sheets.  Currently, we estimate adoption of the standard will result in recognition of additional ROU assets and lease liabilities of between approximately $70 million and $80 million, each, as of January 1, 2019.

We do not expect the adoption to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows.  We do not believe the standard will have a notable impact on our liquidity.  The standard will have no impact on our debt-covenant compliance under our current agreements.  Our analysis and evaluation of the new standard will continue through its effective date in the first quarter of 2019, including continuing to monitor any potential changes in the standard proposed by the FASB.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments Overview: Recognition and Measurement of Financial Assets and Financial Liabilities.”  The new standard amends the guidance on the classification and measurement of financial instruments and changes the accounting for investments in equity securities.  The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and early adoption is permitted.  We adopted the standard in the first quarter of 2018. The standard did not have a material effect on our consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which amends the existing accounting standards for revenue recognition.  We adopted the standard in the first quarter of 2018.  See Note 2 for further discussion.

(2)	New Accounting Standard – Sales Recognition

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated financial statements as of December 31, 2018 (in thousands, except for per share data):

BALANCE SHEET AT DECEMBER 31, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Cash and cash equivalents	$142,655	$—	$142,655
Accounts receivable, net	1,931,736	(145,184)	1,786,552
Inventories	148,503	—	148,503
Inventories not available for sale	—	118,936	118,936
Other current assets	115,683	39,684	155,367
Total current assets	2,338,577	13,436	2,352,013
Property and equipment, net	72,954	—	72,954
Goodwill	166,841	—	166,841
Intangible assets, net	112,179	—	112,179
Deferred income taxes	7,967	—	7,967
Other assets	77,429	(13,762)	63,667
	$2,775,947	$(326)	$2,775,621
Accounts payable – trade	$978,104	$(84,504)	$893,600
Accounts payable – inventory financing facility	304,130	—	304,130
Accrued expenses and other current liabilities	190,733	(16,557)	174,176
Current portion of long-term debt	1,395	—	1,395
Deferred revenue	62,300	121,526	183,826
Total current liabilities	1,536,662	20,465	1,557,127
Long-term debt	195,525	—	195,525
Deferred income taxes	683	—	683
Other liabilities	56,088	(11,443)	44,645
	1,788,958	9,022	1,797,980
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	355	—	355
Additional paid-in capital	323,622	—	323,622
Retained earnings	704,665	(9,311)	695,354
Accumulated other comprehensive loss – foreign currency translation adjustments	(41,653)	(37)	(41,690)
Total stockholders’ equity	986,989	(9,348)	977,641
	$2,775,947	$(326)	$2,775,621

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018

			Pre-Topic 606
	As Reported	Adjustments	Adoption
Net sales:
Products	$6,249,938	$49,497	$6,299,435
Services	830,198	(11,675)	818,523
Total net sales	7,080,136	37,822	7,117,958
Costs of goods sold:
Products	5,711,400	39,616	5,751,016
Services	375,018	479	375,497
Total costs of goods sold	6,086,418	40,095	6,126,513
Gross profit	993,718	(2,273)	991,445
Operating expenses:
Selling and administrative expenses	756,529	373	756,902
Severance and restructuring expenses	3,424	—	3,424
Acquisition-related expenses	282	—	282
Earnings from operations	233,483	(2,646)	230,837
Non-operating expense, net	21,581	8	21,589
Earnings before income taxes	211,902	(2,654)	209,248
Income tax expense	48,225	(519)	47,706
Net earnings	$163,677	$(2,135)	$161,542
Net earnings per share:
Basic	$4.60	$(0.06)	$4.54
Diluted	$4.55	$(0.06)	$4.49
Shares used in per share calculations:
Basic	35,586	—	35,586
Diluted	36,009	—	36,009

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018

The adoption of Topic 606 had no effect on net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities for the year ended December 31, 2018.  The adjustment to net earnings noted above in reconciling our reported results of operations for the year ended December 31, 2018 under Topic 606 to pre-Topic 606 adoption was fully offset by adjustments to the reported changes in asset and liability balances, resulting in no effect on operating cash flows.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the year ended December 31, 2018 (in thousands):

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,610,356	$653,499	$29,496	$4,293,351
Software	1,112,715	736,509	107,363	1,956,587
Services	639,910	140,233	50,055	830,198
	$5,362,981	$1,530,241	$186,914	$7,080,136
Major Client Groups
Large Enterprise / Corporate	$3,951,900	$1,134,696	$49,826	$5,136,422
Public Sector	498,873	327,818	76,567	903,258
Small and Medium-Sized Businesses	912,208	67,727	60,521	1,040,456
	$5,362,981	$1,530,241	$186,914	$7,080,136
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,143,228	$1,439,979	$164,394	$6,747,601
Net revenue recognition (Agent)	219,753	90,262	22,520	332,535
	$5,362,981	$1,530,241	$186,914	$7,080,136

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities as of December 31, 2018 and January 1, 2018 (in thousands):

	December 31,	January 1,
	2018	2018
Current receivables, which are included in “Accounts receivable, net”	$1,931,736	$1,909,074
Non-current receivables, which are included in “Other assets”	38,157	32,227
Contract assets, which are included in “Other current assets”	892	595
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	82,117	86,743

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant changes in the contract assets and the contract liabilities balances during the year ended December 31, 2018 are as follows (in thousands):

	Increase (Decrease)
	Contract	Contract
	Assets	Liabilities
Balances at January 1, 2018	$595	$86,743
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(72,779)
Cash received in advance and not recognized as revenue	—	68,153
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(595)	—
Contract assets recognized, net of reclassification to receivables	892	—
Balances at December 31, 2018	$892	$82,117

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
2019	13	88,998	89,011
2020	5	28,906	28,911
2021	—	11,251	11,251
2022	—	4,413	4,413
2023	—	1,841	1,841
2024 and thereafter	—	376	376
Total remaining performance obligations	$18	$135,785	$135,803

Topic 606 allows for certain practical expedients which we have elected to apply.  As a result, with the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, we do not disclose information about remaining performance obligations that have original expected durations of one year or less in the table above.  Amounts not included in the table above have an average original expected duration of eight months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2018 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 12 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition in accordance with Topic 606 as of December 31, 2018, in the table above.

Assets recognized for costs of obtaining a contract with a customer

We believe that the only significant incremental costs incurred to obtain contracts with our clients within the scope of Topic 606 are sales commissions.  The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we have exercised a practical expedient, which allows us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

have recognized is one year or less.  Under Topic 606, we record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period.  As of December 31, 2018, the related asset balance was $2,763,000, which we expect to recognize as expense over the next 36 months.  Under previous accounting standards, we recognized sales commissions as earned and recorded such amounts within selling and administrative expenses in our statements of operations.

(3)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Software	$170,327	$171,701
Buildings	64,263	65,468
Equipment	100,421	103,542
Furniture and fixtures	38,200	38,459
Leasehold improvements	26,319	25,981
Land	5,124	5,179
	404,654	410,330
Accumulated depreciation and amortization	(331,700)	(335,078)
Property and equipment, net	$72,954	$75,252

We periodically assess whether any indicators of impairment existed related to our property and equipment.  We incurred non-cash charges of $393,000 and $418,000 during 2018 and 2017, respectively, to write-off certain property and equipment.  No such charges were incurred in 2016.

Depreciation and amortization expense related to property and equipment was $21,721,000, $25,787,000 and $27,493,000 in 2018, 2017 and 2016, respectively.  Interest charges capitalized in connection with internal-use software development projects in 2018, 2017 and 2016 were immaterial.

(4)	Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2018 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$379,110	$151,439	$20,930	$551,479
Accumulated impairment losses	$(323,422)	$(151,439)	$(13,973)	$(488,834)
Goodwill acquired during 2017	64,140	4,041	605	68,786
Balance at December 31, 2017	119,828	4,041	7,562	131,431
Goodwill acquired during 2018	36,440	(108)	—	36,332
Foreign currency translation adjustment	—	(184)	(738)	(922)
Balance at December 31, 2018	$156,268	$3,749	$6,824	$166,841

On August 1, 2018, we acquired Cardinal, which has been integrated into our North America business. Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $36,440,000 was recorded as goodwill in the North America reporting unit (see Note 20).  The primary driver for this acquisition was to strengthen our services capabilities and bring value to our clients within our digital innovation services solution offering.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On September 26, 2017, we acquired Caase.com, which has been integrated into our EMEA business.  Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $4,041,000 was recorded as goodwill in the EMEA reporting unit (see Note 20).  The primary driver for this acquisition was to strengthen our ability to deliver cloud and data center solutions to our clients in the Netherlands, with a view to expand into the wider European region in the near future.  The change in goodwill in our EMEA operating segment as of December 31, 2018 compared to the balance as of December 31, 2017 resulted from a final balancing adjustment during the year and foreign currency translation adjustments associated with the goodwill balance.

On January 6, 2017, we acquired Datalink, which has been integrated into our North America business.  Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $64,140,000 was recorded as goodwill in the North America reporting unit (see Note 20).  The primary driver for this acquisition was to strengthen our position as a leading IT solutions provider with deep technical talent delivering data center solutions to clients on premise or in the cloud.

On September 1, 2016, we acquired Ignia, which has been integrated into our APAC business.  Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired of approximately $6,957,000 was recorded as goodwill in the APAC reporting unit (see Note 20).  The primary driver for this acquisition was to expand our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our unique position to bring digital innovation solutions to our clients in the Asia-Pacific region.  The change in goodwill as of December 31, 2017 compared to the balance as of December 31, 2016 resulted from a final working capital adjustment and foreign currency translation adjustments associated with the goodwill balance.

During 2018, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values.  We performed our annual test of goodwill for impairment during the fourth quarter of 2018.  The results of the goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units, estimated using the market approach, were in excess of their respective carrying values.

(5)	Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2018	2017
Customer relationships	$159,566	$133,660
Other	5,555	4,475
	165,121	138,135
Accumulated amortization	(52,942)	(37,357)
Intangible assets, net	$112,179	$100,778

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

During 2018, we periodically assessed whether any indicators of impairment existed related to our intangible assets.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense recognized in 2018, 2017 and 2016 was $15,737,000, $16,812,000 and $10,637,000, respectively.

Future amortization expense for the remaining unamortized balance as of December 31, 2018 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2019	$14,602
2020	14,590
2021	14,429
2022	14,256
2023	13,831
Thereafter	40,471
Total amortization expense	$112,179

(6)	Accounts Payable - Inventory Financing Facility

We have entered into an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below.  These amounts are classified separately as accounts payable - inventory financing facility in the accompanying consolidated balance sheets.

Our inventory financing facility was amended on March 23, 2018 to increase the aggregate availability for vendor purchases under the facility from $325,000,000 to $400,000,000, of which $304,130,000 was outstanding at December 31, 2018.  In conjunction with the increase, we no longer have the option to request additional increases in the aggregate amount available under the inventory financing facility without amending the facility.  The facility matures on June 23, 2021.  Additionally, the facility may be renewed under certain circumstances described in the agreement for successive 12-month periods.  Interest does not accrue on accounts payable under this facility provided the accounts payable are paid within stated vendor terms (typically 60 days); however, we impute interest on the average daily balance outstanding during these stated vendor terms based on our blended incremental borrowing rate during the period under our senior revolving credit facility and our accounts receivable securitization financing facility.  Imputed interest of $10,593,000, $6,736,000 and $3,385,000 was recorded in 2018, 2017 and 2016, respectively.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%.  The facility is guaranteed by the Company and each of its material domestic subsidiaries and is secured by a lien on substantially all of the Company’s and each guarantor’s assets.

(7)	Debt, Capital Lease and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2018	2017
Senior revolving credit facility	$—	$117,500
Term Loan A (less unamortized debt issuance costs of $873 in 2017)	—	165,377
Accounts receivable securitization financing facility	194,000	25,000
Capital leases and other financing obligations	2,920	5,291
Total	196,920	313,168
Less: current portion of long-term debt	(1,395)	(16,592)
Long-term debt	$195,525	$296,576

Our senior revolving credit facility (“revolving facility”) is used for general corporate purposes, which may include acquisitions and share repurchases, and may be used for borrowings in certain

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

foreign currencies and for letters of credit, in each case up to specified sublimits.  The revolving facility has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000.  On January 6, 2017, in connection with the acquisition of Datalink, we amended our revolving facility to expand the facility by $175,000,000 in the form of an incremental Term Loan A (“TLA”).  On December 7, 2018, we paid off the remaining balance of the TLA.  The revolving facility is guaranteed by the Company’s material domestic subsidiaries and are secured by a lien on substantially all of the Company’s and each guarantor’s assets.

The interest rates applicable to borrowings under the revolving facility and the TLA are based on the leverage ratio of the Company as set forth on a pricing grid in the agreement.  Amounts outstanding under the revolving facility and TLA bear interest, payable quarterly, at a floating rate equal to the prime rate plus a predetermined spread of 0.00% to 0.75% or, at our option, a LIBOR rate plus a pre-determined spread of 1.25% to 2.25%.  The floating interest rate applicable at December 31, 2018 was 3.66% per annum for the revolving facility.  In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25% to 0.45%, and our letter of credit participation fee ranges from 1.25% to 2.25%.  During 2018, 2017 and 2016, due to availability under our accounts receivable securitization financing facility (“ABS facility”), weighted average borrowings under our revolving facility were $16,684,000, $63,604,000 and $35,811,000, respectively.  Interest expense associated with the revolving facility and TLA was $8,198,000, $8,491,000 and $2,191,000 in 2018, 2017 and 2016, respectively, including the commitment fee and amortization of deferred financing fees.  As of December 31, 2018, $350,000,000 was available under our revolving facility.  See discussion of the maximum leverage ratio under “Debt Covenants” below.  The revolving facility matures on June 23, 2021.

Our ABS facility was amended on June 27, 2018 to, among other things, renew the borrowing program for a three-year term expiring June 23, 2021.  The ABS facility has a maximum aggregate borrowing availability of $250,000,000.  Under our ABS facility, we can sell receivables periodically to a special purpose accounts receivable and financing entity (the “SPE”), which is exclusively engaged in purchasing receivables from us.  The SPE is a wholly-owned, bankruptcy-remote entity that we have included in our consolidated financial statements.  The SPE funds its purchases by selling undivided interests in eligible trade accounts receivable to independent financial institution purchasers under the ABS facility (“Purchasers”), which is administered by an independent financial institution agent.  The SPE’s assets are available first and foremost to satisfy the claims of the Purchasers, and we cannot convey any interest in the receivables sold to the Purchasers (or allow any adverse claims on the receivables) without the consent of the Purchasers.  In addition, the SPE is required to maintain a minimum capital amount and various reserves pursuant to the terms of the ABS facility.  We maintain effective control over the receivables that are sold.  Accordingly, the receivables remain recorded on our consolidated balance sheets.  At December 31, 2018 and 2017, the SPE owned $1,101,597,000 and $1,141,520,000, respectively, of receivables recorded at fair value and included in the accompanying consolidated balance sheets.  While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of December 31, 2018, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $194,000,000 was outstanding.  See discussion of the maximum leverage ratio under “Debt Covenants” below.

Under the amended ABS facility, interest is payable monthly, and the floating interest rate applicable at December 31, 2018 was 3.46% per annum, including a 0.85% usage fee on any outstanding balances.  In addition, we pay a monthly commitment fee on the unused portion of the facility of 0.375%.  During the years ended December 31, 2018, 2017 and 2016, the weighted average interest rates on amounts outstanding under our ABS facility, including the usage and commitment fees and the amortization of deferred financing fees, were 3.6%, 2.4% and 1.9%,  respectively.  Weighted average borrowings under our ABS facility in 2018, 2017 and 2016 were $98,663,000, $153,759,000 and $145,376,000, respectively.

Debt Covenants

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.25 times our trailing twelve-month adjusted earnings.  A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount.  Based on our maximum leverage ratio as of December 31, 2018, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $600,000,000, of which $194,000,000 was outstanding under our ABS facility at December 31, 2018.

Capital Lease and Other Financing Obligations

In 2016 and 2017, we entered into capital leases with 36 to 40 month terms for certain IT equipment.  In October 2018, these capital leases were modified and the lease terms were extended to between 30 and 33 month terms.  The original capital leases and subsequent modifications were non-cash transactions and, accordingly, $977,000 has been excluded from our consolidated statements of cash flows for the years ended December 31, 2018 and 2017.

Future minimum payments under the capitalized leases consist of the following as of December 31, 2018 (in thousands):

Years Ending December 31,
2019	$1,488
2020	1,151
2021	432
Total minimum lease payments	3,071
Less amount representing interest	(151)
Present value of minimum lease payments	$2,920

From time to time, we also enter into other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors.  In conjunction with our acquisition of Datalink effective January 6, 2017, we acquired certain obligations associated with Datalink’s financing of the equipment that it leased to its clients.  As of December 31, 2018 there were no amounts outstanding related to these financing obligations.  As of December 31, 2017, $2,489,000 was outstanding related to these financing obligations.

The current and long-term portions of our capital lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2018 and 2017.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Operating Leases

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment.  Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options.  We recognize rent expense on a straight-line basis over the lease term.  Rental expense for these third-party operating leases was $20,114,000, $19,126,000 and $14,444,000 in 2018, 2017 and 2016, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	$21,499
2020	15,580
2021	12,121
2022	9,150
2023	6,296
Thereafter	7,238
Total minimum lease payments	$71,884

Amounts in the table above exclude approximately $1.6 million in 2019 in non-cancellable rental income.

(9)	Severance and Restructuring Activities

During 2018, 2017 and 2016, we recorded severance expense associated with the elimination of certain positions based on a re-alignment of roles and responsibilities and a continued review of resource needs.  Charges in North America included severance actions taken to realign roles and responsibilities subsequent to the acquisition of Datalink in January 2017, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2018 and 2017, and early in 2016.  Charges in EMEA included ongoing restructuring activities, primarily in France, Germany, the United Kingdom and the Netherlands, as part our cost reduction and restructuring initiatives in the region.  The APAC charges primarily related to severance actions taken subsequent to the acquisition of Ignia.

The following table details the activity for each of the three years in the period ending December 31, 2018 related to these resource actions, and the outstanding obligations as of December 31, 2018 (in thousands):

	North America	EMEA	APAC	Consolidated
Balances at December 31, 2015	505	2,983	—	3,488
Severance costs, net of adjustments	2,966	1,496	118	4,580
Cash payments	(2,524)	(3,239)	(118)	(5,881)
Foreign currency translation adjustments	—	(23)	—	(23)
Balances at December 31, 2016	947	1,217	—	2,164
Severance costs, net of adjustments	4,010	4,888	104	9,002
Cash payments	(3,336)	(3,597)	(89)	(7,022)
Foreign currency translation adjustments	10	486	—	496
Balances at December 31, 2017	1,631	2,994	15	4,640
Severance costs, net of adjustments	1,617	1,677	130	3,424
Cash payments	(2,003)	(3,386)	(145)	(5,534)
Foreign currency translation adjustments	(41)	(37)	—	(78)
Balances at December 31, 2018	$1,204	$1,248	$—	$2,452

Immaterial adjustments were recorded as a reduction to severance and restructuring expense in each of 2018, 2017 and 2016, due to changes in estimates.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The remaining outstanding obligations as of December 31, 2018 are expected to be paid during the next 12 months and are therefore included in accrued expenses and other current liabilities.

(10)	Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2018	2017	2016
North America	$11,697	$9,697	$8,096
EMEA	3,170	2,737	2,530
APAC	488	392	432
Total Consolidated	$15,355	$12,826	$11,058

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

The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards.  Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.  As of December 31, 2018, of the 7,250,000 shares of common stock reserved and available for grant under the Plan, 2,791,688 shares of common stock remain available for grant under the Plan.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, total compensation cost related to nonvested RSUs not yet recognized is $21,104,000, which is expected to be recognized over the next 1.31 years on a weighted-average basis.

The following table summarizes our RSU activity during 2018:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	892,113	$32.86
Granted	557,823	$36.79
Vested, including shares withheld to cover taxes	(383,672)	$29.80	$14,302,223	(a)
Forfeited	(45,334)	$34.10
Nonvested at the end of year	1,020,930	$36.10	$41,602,898	(b)

(a)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.  The aggregate intrinsic value for RSUs which vested during 2017 and 2016 was $20,284,762 and $9,235,102, respectively.

(b)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $40.75 as of December 31, 2018, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2018, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities.  The total shares withheld during 2018, 2017 and 2016 of 88,638, 122,255 and 84,953, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates.  For 2018, 2017 and 2016, total payments for our teammates’ tax obligations to the taxing authorities were $3,230,000, $5,318,000 and $2,219,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows.  These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Income Taxes

The following table presents the United States (“U.S.”) and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2018	2017	2016
Earnings before income taxes:
United States	$145,907	$119,330	$99,095
Foreign	65,995	39,768	40,363
	$211,902	$159,098	$139,458
Income tax expense:
Current:
U.S. Federal	$18,334	$31,067	$27,947
U.S. State and local	3,218	3,636	2,200
Foreign	17,547	14,573	14,104
	39,099	49,276	44,251
Deferred:
U.S. Federal	8,123	20,327	10,395
U.S. State and local	1,142	(427)	1,088
Foreign	(139)	(761)	(966)
	9,126	19,139	10,517
	$48,225	$68,415	$54,768

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2018		2017		2016
Statutory federal income tax rate	$44,499	21.0%	$55,684	35.0%	$48,810	35.0%
State income tax expense, net of federal income tax benefit	6,767	3.2	2,808	1.8	3,368	2.4
Audits and adjustments, net	2,659	1.3	(313)	(0.2)	(1,039)	(0.7)
Change in valuation allowances	60	—	2,472	1.5	3,742	2.7
Foreign income taxed at different rates	2,639	1.2	(6,057)	(3.8)	(6,611)	(4.7)
U.S. mandatory deemed repatriation	(1,396)	(0.7)	5,625	3.5	—	—
Adjustment of net deferred tax assets for enacted U.S. federal tax reform	(4,198)	(2.0)	7,738	4.9	—	—
Research and development credits	(4,132)	(1.9)	—	—	—	—
Change in U.S. tax law applicable to certain foreign entities	—	—	—	—	2,577	1.8
Non-deductible compensation	1,399	0.7	571	0.4	518	0.4
Other, net	(72)	—	(113)	(0.1)	3,403	2.4
Effective tax rate	$48,225	22.8%	$68,415	43.0%	$54,768	39.3%

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act.  As part of the change in tax law, beginning in 2018, the U.S. statutory federal income tax rate was reduced from 35% to 21%.  This reduction required a remeasurement of our deferred tax balances that resulted in an increase in our 2017 income tax expense.  In addition, the change in tax law included provisions requiring mandatory deemed repatriation of undistributed foreign earnings.  In 2017 and the first nine months of 2018, we recorded provisional amounts for certain tax enactment-date effects of the new law by applying the guidance of SAB 118 because we had not yet completed our enactment-date accounting for these effects.  In 2017 and 2018, the company recorded tax expense and benefit, respectively, related to the new tax law that included remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items.  The changes to 2017 provisional amounts resulted in a benefit of $5.6 million, which reduced our annual effective tax rate by 2.7% in 2018.  At December 31, 2018 the accounting for the enactment-date income tax effects for the new tax law are completed.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. federal tax reform subjects a U.S. corporation to tax on its global intangible low-taxed income (GILTI). U.S. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method.

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

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$23,926	$25,418
Foreign tax credits	16,800	21,346
Accruals	4,242	5,921
Stock-based compensation	3,173	3,023
Property and equipment	2,008	1,111
Accounts receivable	1,980	2,124
Goodwill and other intangibles	1,296	4,717
Deferred revenue	1,016	600
Inventories	133	1,930
Other	2,487	335
Gross deferred tax assets	57,061	66,525
Valuation allowances	(40,630)	(45,995)
Total deferred tax assets	16,431	20,530
Deferred tax liabilities:
Inventories	(4,885)	—
Accrued withholding tax	(1,303)	(1,452)
Goodwill and other intangibles	(1,202)	(1,587)
Other	(1,757)	(1,144)
Total deferred tax liabilities	(9,147)	(4,183)
Net deferred tax assets	$7,284	$16,347

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Net non-current deferred tax assets	$7,967	$17,064
Net non-current deferred tax liabilities	(683)	(717)
Net deferred tax assets	$7,284	$16,347

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2018, we have a federal net operating loss carryforward (“NOL”) of $252,000 and U.S. state NOLs of $1,403,000 that will expire between 2019 and 2037.  We also have NOLs from various non-U.S. jurisdictions of $84,266,000.  While the majority of the non-U.S. NOLs have no expiration date, $5,329,000 will expire between 2019 and 2025.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized.  At December 31, 2018 and 2017, our valuation allowances totaled $40,630,000 and $45,995,000, respectively, representing non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

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

The following table summarizes the change in the valuation allowance (in thousands):

	December 31,
	2018	2017
Valuation allowances at beginning of year	$45,995	$30,972
Increase in income tax expense	60	2,472
U.S. federal tax reform	(1,589)	11,623
Foreign currency translation adjustments	(1,180)	2,865
Other	(2,656)	(1,937)
Valuation allowances at end of year	$40,630	$45,995

The change in our valuation allowance related to U.S. federal tax reform in the table above was primarily related to U.S. mandatory deemed repatriation.

Various taxing jurisdictions are examining our tax returns for certain tax years.  Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2018 and 2017, we had approximately $6,849,000 and $4,273,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $313,000 and $287,000, respectively, related to accrued interest.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at December 31, 2017	$3,986
Additions for tax positions in prior periods	1,613
Additions for tax positions in current period	2,014
Subtractions due to foreign currency translation	(8)
Subtractions due to audit settlements and statute expirations	(1,069)
Balance at December 31, 2018	$6,536

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2012 through 2017.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions.  In the United States, federal income tax returns for 2014, 2015, 2016, 2017 and 2018 remain open to examination.  For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.

(12)	Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates.  These variable interest rates are affected by changes in short-term interest rates.  We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows.  Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  We had no amounts outstanding under our revolving facility and TLA and $194,000,000 outstanding under our ABS facility at December 31, 2018.  The interest rate attributable to the borrowings under our revolving facility and our ABS facility was 3.66% and 3.46%, respectively, per annum at December 31, 2018.  The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

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

(13)	Fair Value Measurements

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments.  Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

As of December 31, 2018, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets (Level 1).  The estimated fair values of our long-term debt balances approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments.  The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

(14)	Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code.  The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan.  The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period.  Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States.  These plans and their related terms vary by country.  Total consolidated contribution expense under these plans was $15,216,000, $14,083,000 and $7,684,000 for 2018, 2017 and 2016, respectively.

(15)	Share Repurchase Programs

In each of February 2018 and February 2016, our Board of Directors authorized share repurchase programs of $50,000,000.  No share repurchase program was authorized in 2017.  The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2018, 2017 and 2016, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2018	641	$34.42	$22,069
2017	—	—	—
2016	1,891	26.43	50,000
Total	2,532		$72,069

All shares repurchased were retired.

(16)	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2018, we had approximately $3,725,000 of performance bonds outstanding.  These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2018.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2018.  Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

(17)	Supplemental Financial Information

Additions and deductions related to the allowance for doubtful accounts receivable for 2018, 2017 and 2016 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2018	$10,158	$4,776	$(4,472)	$10,462
Year ended December 31, 2017	$9,138	$5,245	$(4,225)	$10,158
Year ended December 31, 2016	$11,872	$2,452	$(5,186)	$9,138

(18)	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$10,155	$10,976	$3,782
Cash paid during the year for income taxes, net of refunds	$31,218	$55,470	$39,051

Non-cash investing activities for 2018, 2017 and 2016 included $1,170,000, $159,000 and $791,000, respectively, of capital expenditures in accounts payable, representing additions purchased at period end but not yet paid for in cash.

(19)	Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following tables summarize net sales by offering for North America, EMEA and APAC by sales mix amounts (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2018	2017	2016
Hardware	$3,610,356	$3,352,355	$2,454,889
Software	1,112,715	1,310,118	1,146,808
Services	639,910	519,261	370,131
	$5,362,981	$5,181,734	$3,971,828

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	EMEA
	Years Ended December 31,
Sales Mix	2018	2017	2016
Hardware	$653,499	$536,500	$481,505
Software	736,509	710,452	762,427
Services	140,233	108,464	94,628
	$1,530,241	$1,355,416	$1,338,560

	APAC
	Years Ended December 31,
Sales Mix	2018	2017	2016
Hardware	$29,496	$27,907	$18,916
Software	107,363	101,412	132,718
Services	50,055	37,154	23,493
	$186,914	$166,473	$175,127

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales in 2018, 2017 or 2016.

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

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,723,071	$1,390,008	$136,859	$6,249,938
Services	639,910	140,233	50,055	830,198
Total net sales	5,362,981	1,530,241	186,914	7,080,136
Costs of goods sold:
Products	4,313,070	1,273,422	124,908	5,711,400
Services	317,216	35,352	22,450	375,018
Total costs of goods sold	4,630,286	1,308,774	147,358	6,086,418
Gross profit	732,695	221,467	39,556	993,718
Operating expenses:
Selling and administrative expenses	545,091	182,470	28,968	756,529
Severance and restructuring expenses	1,617	1,677	130	3,424
Acquisition-related expenses	282	—	—	282
Earnings from operations	$185,705	$37,320	$10,458	$233,483

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2017
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,662,473	$1,246,952	$129,319	$6,038,744
Services	519,261	108,464	37,154	664,879
Total net sales	5,181,734	1,355,416	166,473	6,703,623
Costs of goods sold:
Products	4,253,587	1,140,204	118,611	5,512,402
Services	236,470	24,902	11,279	272,651
Total costs of goods sold	4,490,057	1,165,106	129,890	5,785,053
Gross profit	691,677	190,310	36,583	918,570
Operating expenses:
Selling and administrative expenses	530,792	164,305	28,231	723,328
Severance and restructuring expenses	4,010	4,888	104	9,002
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	3,223	106	—	3,329
Earnings from operations	$153,652	$17,365	$8,248	$179,265

	Year Ended December 31, 2016
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$3,601,697	$1,243,932	$151,634	$4,997,263
Services	370,131	94,628	23,493	488,252
Total net sales	3,971,828	1,338,560	175,127	5,485,515
Costs of goods sold:
Products	3,301,148	1,129,917	140,397	4,571,462
Services	145,199	22,956	2,796	170,951
Total costs of goods sold	3,446,347	1,152,873	143,193	4,742,413
Gross profit	525,481	185,687	31,934	743,102
Operating expenses:
Selling and administrative expenses	401,316	160,269	23,658	585,243
Severance and restructuring expenses	2,966	1,496	118	4,580
Acquisition-related expenses	4,278	—	169	4,447
Earnings from operations	$116,921	$23,922	$7,989	$148,832

The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31, 2018	December 31, 2017
North America	$2,660,886	$2,337,573
EMEA	611,338	530,242
APAC	98,959	101,169
Corporate assets and intercompany eliminations, net	(595,236)	(283,333)
Total assets	$2,775,947	$2,685,651

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2018
Net sales	$5,100,456	$843,145	$1,136,535	$7,080,136
Total long-lived assets	$52,346	$12,434	$8,174	$72,954
2017
Net sales	$4,933,805	$684,632	$1,085,186	$6,703,623
Total long-lived assets	$50,462	$14,783	$10,007	$75,252
2016
Net sales	$3,776,352	$671,999	$1,037,164	$5,485,515

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2018	2017	2016
Depreciation and amortization of property and equipment:
North America	$17,164	$20,241	$21,952
EMEA	4,058	5,025	4,908
APAC	499	521	633
	21,721	25,787	27,493
Amortization of intangible assets:
North America	14,791	15,971	8,139
EMEA	285	73	1,951
APAC	661	768	547
	15,737	16,812	10,637
Total	$37,458	$42,599	$38,130

(20)	Acquisitions

Cardinal

Effective August 1, 2018, we acquired 100 percent of the issued and outstanding shares of Cardinal, a digital solutions provider based in Cincinnati, Ohio, with offices across the Midwest and Southeast United States, for a cash purchase price, net of cash acquired, of approximately $78,800,000, including working capital and estimated tax adjustments of $3,800,000.  Cardinal provides technology solutions to digitally transform organizations through their expertise in mobile applications development, Internet of Things and cloud enabled business intelligence.  We believe that this acquisition strengthens our services capabilities and will bring value to our clients within our digital innovation services solution offering.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of net assets acquired was approximately $42,360,000, including $27,540,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years.  The fair value of the customer relationships was determined using the multiple-period excess earnings method. The preliminary purchase price was allocated using the acquisition method of accounting using the information available at the time.  During the fourth quarter of 2018 we finalized the fair value assumptions for identifiable intangible assets with no changes being made to amounts previously recorded.  Goodwill acquired approximated $36,440,000 which was recorded in our North America operating segment.  The goodwill is tax deductible.  The working capital adjustment was finalized in the fourth quarter of 2018.  We will finalize the purchase price allocation in 2019 when the final tax adjustment is completed and agreed upon.

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

Caase.com

Effective September 26, 2017, we acquired Caase.com, a Dutch cloud service provider, for a purchase price, net of cash acquired, of approximately $6,038,000, subject to a final working capital adjustment.  We believe that this acquisition strengthened our ability to deliver cloud and data center solutions to our clients in the Netherlands, with a view to expand into the wider European region in the near future.

The total fair value of net identifiable assets acquired was approximately $2,107,000, including $68,000 of cash acquired and $2,039,000 of identifiable intangible assets, consisting primarily of customer relationships.  The customer relationships identifiable intangible asset is being amortized using the straight-line method over its estimated economic life of 8 years.  The preliminary purchase price was allocated under the acquisition method of accounting using the information available at the time.  During the fourth quarter of 2017, we finalized the fair value assumptions for identifiable intangible assets acquired and reduced the fair value of identifiable intangible assets acquired by approximately $193,000.  Goodwill initially recorded of approximately $4,117,000, which was recorded in our EMEA operating segment, was adjusted to $4,041,000 as of December 31, 2017 as a result of the net effects of the decrease in the value of acquired identifiable intangible assets noted previously, adjustments for deferred taxes and foreign currency translation adjustments.  None of the goodwill is tax deductible.  We finalized the purchase price allocation in the third quarter of 2018 when the final working capital adjustment was agreed upon and paid and the evaluation of uncertain tax positions was completed.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We consolidated the results of operations for Datalink since its acquisition on January 6, 2017.  Consolidated net sales and gross profit for the year ended December 31, 2017 include $524,281,000 and $118,917,000, respectively, from Datalink.  The following table reports pro forma information as if the acquisition of Datalink had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Year Ended December 31,
		2017	2016
Net sales	As reported	$6,703,623	$5,485,515
	Proforma	$6,707,533	$6,084,484

Net earnings	As reported	$90,683	$84,690
	Proforma	$92,276	$85,823

Diluted earnings per share	As reported	$2.50	$2.32
	Proforma	$2.55	$2.36

Ignia

Effective September 1, 2016, we acquired Ignia, a business technology consulting and managed services provider headquartered in Perth, Australia, with an additional office in Melbourne, for a cash purchase price, net of cash acquired, of approximately $10,804,000, subject to a final working capital adjustment.  We believe that this acquisition expands our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our unique position to bring digital innovation solutions to our clients in the Asia-Pacific region.

The total fair value of net identifiable assets acquired initially recorded was approximately $5,324,000, including $1,463,000 of cash acquired and $4,716,000 of identifiable intangible assets, consisting primarily of customer relationships and restrictive covenant agreements which are being amortized using the straight-line method over their estimated economic lives of eight years and 27 months, respectively.  The preliminary purchase price was allocated using the information available at the time.  During the fourth quarter of 2016, we finalized the fair value assumptions for identifiable intangible assets acquired and reduced the fair value of identifiable intangible assets acquired by approximately $218,000.  Goodwill initially recorded of approximately $7,248,000, which was recorded in our APAC operating segment, was adjusted to $6,957,000 as of December 31, 2016 as a result of the net effects of the decrease in the value of acquired identifiable intangible assets noted previously and foreign currency translation adjustments.  None of the goodwill is tax deductible.  We finalized the purchase price allocation in the second quarter of 2017 when the final working capital adjustment was agreed upon.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(21)	Sale of Foreign Entity

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

(22)	Selected Quarterly Financial Information (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for 2018 and 2017 (in thousands, except per share data):

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018 (1)	March 31, 2018 (1)
Net sales	$1,749,046	$1,747,726	$1,840,870	$1,742,494
Costs of goods sold	1,494,882	1,512,812	1,576,493	1,502,231
Gross profit	254,164	234,914	264,377	240,263
Operating expenses:
Selling and administrative expenses	194,790	184,095	189,464	188,180
Severance and restructuring expenses	715	683	382	1,644
Acquisition-related expenses	—	188	94	—
Earnings from operations	58,659	49,948	74,437	50,439
Non-operating (income) expense:
Interest income	(422)	(330)	(170)	(153)
Interest expense	5,563	6,132	5,102	6,015
Net foreign currency exchange (gain) loss	(1,517)	539	(275)	(245)
Other expense, net	323	393	324	302
Earnings before income taxes	54,712	43,214	69,456	44,520
Income tax expense	7,671	11,060	17,977	11,517
Net earnings	$47,041	$32,154	$51,479	$33,003
Net earnings per share:
Basic	$1.33	$0.91	$1.45	$0.92
Diluted	$1.31	$0.89	$1.44	$0.91
Shares used in per share calculations:
Basic	35,480	35,468	35,483	35,913
Diluted	35,999	35,957	35,815	36,263

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net sales	$1,784,075	$1,757,973	$1,684,032	$1,477,543
Costs of goods sold	1,551,192	1,531,892	1,432,653	1,269,316
Gross profit	232,883	226,081	251,379	208,227
Operating expenses:
Selling and administrative expenses	184,554	180,390	180,752	177,632
Severance and restructuring expenses	2,791	494	1,022	4,695
Loss on sale of foreign entity	—	3,646	—	—
Acquisition-related expenses	—	106	276	2,947
Earnings from operations	45,538	41,445	69,329	22,953
Non-operating (income) expense:
Interest income	(346)	(227)	(205)	(431)
Interest expense	5,360	5,555	4,326	3,933
Net foreign currency exchange (gain) loss	(117)	341	251	380
Other expense, net	367	339	326	315
Earnings before income taxes	40,274	35,437	64,631	18,756
Income tax expense	26,106	13,025	24,376	4,908
Net earnings	$14,168	$22,412	$40,255	$13,848
Net earnings per share:
Basic	$0.40	$0.63	$1.13	$0.39
Diluted	$0.39	$0.62	$1.11	$0.38
Shares used in per share calculations:
Basic	35,809	35,787	35,765	35,602
Diluted	36,272	36,203	36,169	36,185

(1)

During the quarter ended September 30, 2018, we revised our previously issued March 31, 2018 and June 30, 2018 consolidated financial statements for immaterial errors identified.  The errors primarily relate to incorrect presentation of certain software revenue transactions.  The effect of the revision on our consolidated statements of operations for the three months ended March 31, 2018 was to reduce product net sales by $24,364,000, increase services net sales by $3,953,000, reduce product cost of goods sold by $23,749,000 and increase services cost of goods sold by $3,080,000.  For the three months ended March 31, 2018, gross profit, earnings from operations and net earnings increased by $258,000.  Diluted earnings per share for the three months ended March 31, 2018 increased $0.01.

The effect of the revision on our consolidated statement of operations for the three months ended June 30, 2018 was to reduce product net sales by $949,000, increase services net sales by $4,900,000, reduce product cost of goods sold by $532,000 and increase services cost of goods sold by $4,483,000.  The effect of the revision on our consolidated statement of operations for the six months ended June 30, 2018 was to reduce product net sales by $25,313,000, increase services net sales by $8,853,000, reduce product cost of goods sold by $24,281,000 and increase services cost of goods sold by $7,563,000.  For the three months ended June 30, 2018, there was no impact to gross profit, earnings from operations or net earnings resulting from the revision.  For the six months ended June 30, 2018, gross profit, earnings from operations and net earnings increased by $258,000.  There was no impact to diluted earnings per share in either the three or six months ended June 30, 2018.

These revisions are appropriately reflected in the consolidated statement of operations for the year ended December 31, 2018.  There is no impact to the audited consolidated financial statements for 2017, 2016 or any other prior period.

INSIGHT ENTERPRISES, INC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

(b)   Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)   Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

Equity Awards under the Company’s 2007 Omnibus Plan.

On February 19, 2019, the Company’s Compensation Committee approved an increase in the 2019 annual target award of restricted stock units (“RSUs”) under the Company’s long-term equity-based incentive program for Kenneth T. Lamneck, Chief Executive Officer of the Company, from a value of $2,400,000 to $3,750,000.  Consistent with the Company’s equity plan structure for executive officers, and grants in prior years, the RSUs are (i) 60% performance-based and vest pro rata over three years and (ii) 40% service-based and vest pro rata over four years.  On February 19, 2019, the Compensation Committee also approved additional RSU awards, with a value of $1,000,000, to each of Glynis Bryan, Chief Financial Officer, Steven W. Dodenhoff, President, Insight North America, and Wolfgang Ebermann, President, EMEA.  These awards were granted in connection with the implementation of the Company’s strategic plan, are all service-based and vest pro rata over four years.  All of the RSUs described above were, or will be, granted under the Company’s 2007 Omnibus Plan.

INSIGHT ENTERPRISES, INC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item can be found in our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

(b) Exhibits

The exhibits list is incorporated herein by reference as the list of exhibits required as part of this report.

Item 16.  Form 10-K Summary

None.

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2018

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation (Schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.)	8-K	000-25092	2.1	November 7, 2016

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

10.1(1)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(2)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(2)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(2)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.5(2)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.6(2)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.7(2)	Employment Agreement between Insight Enterprises, Inc. and Michael P. Guggemos, dated as of November 1, 2010	10-K	000-25092	10.16	February 23, 2011

10.8(2)	Offer of employment letter to Michael P. Guggemos, dated September 28, 2010	10-K	000-25092	10.17	February 23, 2011

10.9(2)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

10.10(2)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2018

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

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2018

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

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2018

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.31	Fourth Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto	8-K	000-25092	10.1	June 28, 2016

10.32	Second Amended and Restated Credit Agreement, dated as of June 23, 2016, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.2	June 28, 2016

10.33	Amendment to Receivables Purchase Agreement, dated as of June 23, 2016, among Insight Receivables, LLC, Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent	8-K	000-25092	10.3	June 28, 2016

10.34	Amendment No. 1 dated as of January 6, 2017 to Fourth Amended and Restated Credit Agreement, by and among Insight Enterprises, Inc., Insight Enterprises B.V. and Insight Direct (UK) Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-K	000-25092	10.34	February 2, 2017

10.35	Second Omnibus Reaffirmation Agreement, Amendment and Joinder to Loan Documents, dated as of January 6, 2017, by and among Calence, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc. and Datalink Corporation, as Resellers, the guarantors party thereto, Castle Pines Capital LLC, as administrative agent, Wells Fargo Capital Finance, LLC, as collateral agent and administrative agent, and the lenders party thereto	10-K	000-25092	10.35	February 2, 2017

10.36	Third Omnibus Amendment to Loan Documents and Reaffirmation Agreement, dated as of March 23, 2018, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc., as Resellers, the guarantors party thereto, Wells Fargo Capital Finance, LLC, as collateral agent, syndication agent and administrative agent, and the lenders party thereto	8-K	000-25092	10.1	March 30, 2018

10.37	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of March 13, 2018, by and among Insight Enterprises, Inc., Insight Enterprises B.V., Insight Direct (UK), Ltd., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.2	March 30, 2018

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2018

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing/Effective Date	Filed Herewith

10.38	Omnibus Amendment, dated as of June 27, 2018, among Insight Receivables, LLC, Insight Direct USA, Inc., Insight Public Sector, Inc., Insight Enterprises, Inc., the purchasers and managing agents party thereto and Wells Fargo Bank, National Association, as Agent, relating to the Receivables Purchase Agreement, dated as of December 31, 2002, as amended, and the Amended and Restated Receivables Sale Agreement, dated as of September 3, 2003, as amended	8-K	000-25092	10.1	June 29, 2018

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated February 13, 2019					X

24.2	Power of Attorney for Richard E. Allen dated February 13, 2019					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 13, 2019					X

24.4	Power of Attorney for Linda M. Breard dated February 13, 2019					X

24.5	Power of Attorney for Catherine Courage dated February 13, 2019					X

24.6	Power of Attorney for Anthony A. Ibargüen dated February 13, 2019					X

24.7	Power of Attorney for Kathleen S. Pushor dated February 13, 2019					X

24.8	Power of Attorney for Girish Rishi dated February 4, 2019					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive data files pursuant to Rule 405 of Regulation S-T					X

(1)

We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Rachael A. Bertrandt, Linda Breard, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Steven W. Dodenhoff, Wolfgang Ebermann, Michael P. Guggemos, Anthony A. Ibargüen, Helen K. Johnson, Kenneth T. Lamneck, Kathleen S. Pushor and Girish Rishi.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

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

Dated: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Kenneth T. Lamneck	and Director (principal executive	February 22, 2019
Kenneth T. Lamneck	officer)

/s/ Glynis A. Bryan	Chief Financial Officer	February 22, 2019
Glynis A. Bryan	(principal financial officer)

/s/ Rachael A. Bertrandt	Global Corporate Controller	February 22, 2019
Rachael A. Bertrandt	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 13, 2019
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 13, 2019
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 13, 2019
Bruce W. Armstrong

/s/ Linda M. Breard*	Director	February 13, 2019
Linda Breard

/s/ Catherine Courage*	Director	February 13, 2019
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 13, 2019
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 13, 2019
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 4, 2019
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact