Form 10-Q
period 2019-03-31
INSIGHT ENTERPRISES INC
filed 2019-05-01
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01	NSIT	The NASDAQ Global Select Market

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

The number of shares outstanding of the issuer’s common stock as of April 26, 2019 was 35,762,268.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2019

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected effects of seasonality on our business; expectations of further consolidation in the Information Technology (“IT”) industry; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs and plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;
•	risks associated with the integration and operation of acquired businesses;
•	possible significant fluctuations in our future operating results;
•	the risks associated with our international operations;
•	general economic conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	the security of our electronic and other confidential information;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;

INSIGHT ENTERPRISES, INC.

•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations; and
•	intellectual property infringement claims and challenges to our registered trademarks and trade names.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$124,831	$142,655
Accounts receivable, net of allowance for doubtful accounts of $10,903 and $10,462, respectively	1,723,817	1,931,736
Inventories	187,146	148,503
Other current assets	117,199	115,683
Total current assets	2,152,993	2,338,577
Property and equipment, net of accumulated depreciation and amortization of $273,379 and $331,700, respectively	74,038	72,954
Goodwill	166,073	166,841
Intangible assets, net of accumulated amortization of $56,255 and $52,942, respectively	108,856	112,179
Deferred income taxes	7,345	7,967
Other assets	247,162	77,429
	$2,756,467	$2,775,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$897,609	$978,104
Accounts payable—inventory financing facility	260,160	304,130
Accrued expenses and other current liabilities	183,678	190,733
Current portion of long-term debt	1,161	1,395
Deferred revenue	66,646	62,300
Total current liabilities	1,409,254	1,536,662
Long-term debt	113,227	195,525
Deferred income taxes	604	683
Other liabilities	207,164	56,088
	1,730,249	1,788,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,762 shares at March 31, 2019 and 35,482 shares at December 31, 2018 issued and outstanding	358	355
Additional paid-in capital	321,606	323,622
Retained earnings	743,992	704,665
Accumulated other comprehensive loss – foreign currency translation adjustments	(39,738)	(41,653)
Total stockholders’ equity	1,026,218	986,989
	$2,756,467	$2,775,947

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales:
Products	$1,466,672	$1,557,792
Services	218,794	184,702
Total net sales	1,685,466	1,742,494
Costs of goods sold:
Products	1,337,308	1,414,986
Services	99,686	87,245
Total costs of goods sold	1,436,994	1,502,231
Gross profit	248,472	240,263
Operating expenses:
Selling and administrative expenses	191,063	188,180
Severance and restructuring expenses	370	1,644
Earnings from operations	57,039	50,439
Non-operating (income) expense:
Interest income	(271)	(153)
Interest expense	4,823	6,015
Net foreign currency exchange loss (gain)	711	(245)
Other expense, net	339	302
Earnings before income taxes	51,437	44,520
Income tax expense	12,110	11,517
Net earnings	$39,327	$33,003
Net earnings per share:
Basic	$1.10	$0.92
Diluted	$1.09	$0.91
Shares used in per share calculations:
Basic	35,609	35,913
Diluted	36,103	36,263

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net earnings	$39,327	$33,003
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,915	4,591
Total comprehensive income	$41,242	$37,594

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2018	35,482	355	—	—	323,622	(41,653)	704,665	986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	279	3	—	—	(6,131)	—	—	(6,128)
Stock-based compensation expense	—	—	—	—	4,115	—	—	4,115
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,915	—	1,915
Net earnings	—	—	—	—	—	—	39,327	39,327
Balances at March 31, 2019	35,761	$358	—	$—	$321,606	$(39,738)	$743,992	$1,026,218

Balances at December 31, 2017	35,829	358	—	—	317,155	(24,264)	550,220	843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	240	2	—	—	(2,887)	—	—	(2,885)
Stock-based compensation expense	—	—	—	—	3,184	—	—	3,184
Repurchase of treasury stock	—	—	(221)	(7,679)	—	—	—	(7,679)
Retirement of treasury stock	(221)	(2)	221	7,679	(1,959)	—	(5,718)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	4,591	—	4,591
Net earnings	—	—	—	—	—	—	33,003	33,003
Balances at March 31, 2018	35,848	$358	—	$—	$315,493	$(19,673)	$584,681	$880,859

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$39,327	$33,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,044	5,433
Amortization of intangible assets	3,823	3,611
Provision for losses on accounts receivable	1,413	346
Write-downs of inventories	1,408	629
Write-off of property and equipment	—	303
Non-cash stock-based compensation	4,115	3,184
Deferred income taxes	547	979
Changes in assets and liabilities:
Decrease in accounts receivable	210,691	184,877
(Increase) Decrease in inventories	(39,658)	4,444
Increase in other assets	(107,314)	(25,514)
Decrease in accounts payable	(82,246)	(97,104)
Increase in deferred revenue	7,117	16,177
Increase in accrued expenses and other liabilities	77,646	20,377
Net cash provided by operating activities	121,913	150,745
Cash flows from investing activities:
Purchases of property and equipment	(5,352)	(5,044)
Acquisitions, net of cash and cash equivalents acquired	(762)	—
Net cash used in investing activities	(6,114)	(5,044)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	49,936	276,684
Repayments on senior revolving credit facility	(49,936)	(392,184)
Borrowings on accounts receivable securitization financing facility	1,010,500	1,024,000
Repayments on accounts receivable securitization financing facility	(1,092,500)	(955,000)
Repayments under Term Loan A	—	(3,281)
Repayments under other financing agreements	—	(1,234)
Payments on finance lease obligations	(542)	(288)
Net repayments under inventory financing facility	(43,970)	(91,366)
Payment of payroll taxes on stock-based compensation through shares withheld	(6,128)	(2,884)
Repurchases of common stock	—	(7,679)
Net cash used in financing activities	(132,640)	(153,232)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(986)	1,937
Decrease in cash, cash equivalents and restricted cash	(17,827)	(5,594)
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$126,466	$101,851

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation and Recently Issued Accounting Standards

We empower organizations of all sizes with Insight Intelligent Technology SolutionsTM to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter.  Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2019 and our results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018.  The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2018.  Our results of operations include the results of Cardinal Solutions Group, Inc. (“Cardinal”) from its acquisition date of August 1, 2018.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

Effective January 1, 2019, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update (“ASU”) No. 2016-02—Leases (Topic 842), as of January 1, 2019, using the effective date transition method. This approach provides a method for recording existing leases at adoption without restating comparative periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  In addition, we made an accounting policy election not to separate non-lease components from lease components for all existing classes of underlying assets with the exception of land and buildings.  We also made an accounting policy election to not record right of use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on our consolidated balance sheet.

Adoption of the new standard resulted in the recording of additional net operating lease ROU assets and lease liabilities of $65,922,000 and $70,512,000, respectively, as of January 1, 2019. The difference between the additional lease assets and lease liabilities reflected existing accrued and prepaid rent balances that were reclassified to the operating lease ROU asset at January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 that affect or may affect our current financial statements.

2.	Leases

We lease office space, distribution centers, land, vehicles and equipment. Lease agreements with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Certain lease agreements include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The exercise of lease renewal options is at our sole discretion. Some agreements also include options to purchase the leased property. The estimated life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments adjusted periodically for inflation.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Significant Accounting Policy

We determine if a contract or arrangement is, or contains a lease at inception.  Balances related to operating leases are included in other assets, other current liabilities, and other liabilities in our consolidated balance sheet.  Balances related to financing leases are included in property and equipment, current portion of long-term debt, and long-term debt in our consolidated balance sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

when readily determinable.  The operating lease ROU asset includes any prepaid lease payments and additional direct costs and excludes lease incentives.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balances sheets as of March 31, 2019 and January 1, 2019 (in thousands):

Leases	Classification	March 31, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$63,336	$65,922
Finance lease assets	Property and equipment(a)	1,522	1,693
Total lease assets		$64,858	$67,615
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$15,711	$15,788
Finance lease liabilities	Current portion of long-term debt	1,161	1,399
Non-current
Operating lease liabilities	Other liabilities	52,692	54,724
Finance lease liabilities	Long-term debt	1,227	1,521
Total lease liabilities		$70,791	$73,432

(a)	Recorded net of accumulated amortization of $171,000 as of March 31, 2019 and there is no accumulated amortization as of January 1, 2019.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three months ended March 31, 2019 (in thousands):

Lease cost	Classification	Three months ended March 31, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$4,918
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	171
Interest on lease liabilities	Interest expense, net	27
Total lease cost		$5,116

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future minimum lease payments under non-cancelable leases as of March 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2019	$14,118	$930	$15,048
2020	14,758	1,150	15,908
2021	12,225	432	12,657
2022	9,466	—	9,466
2023	6,460	—	6,460
After 2023	20,913	—	20,913
Total lease payments	77,940	2,512	80,452
Less: Interest	(9,537)	(124)	(9,661)
Present value of lease liabilities	$68,403	$2,388	$70,791

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.58
Finance leases	2.19
Weighted average discount rate (%)
Operating leases	3.86
Finance leases	4.84

The following table provides other information related to leases for the three months ended March 31, 2019 (in thousands):

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,457
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	1,768

Operating Leases pre-Topic 842 adoption:

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	$21,499
2020	15,580
2021	12,121
2022	9,150
2023	6,296
Thereafter	7,238
Total minimum lease payments	$71,884

Amounts in the table above exclude approximately $1.6 million in 2019 in non-cancellable rental income.

3.	Sales Recognition

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$748,337	$171,525	$6,518	$926,380
Software	322,079	183,148	35,065	540,292
Services	172,025	35,502	11,267	218,794
	$1,242,441	$390,175	$52,850	$1,685,466
Major Client Groups
Large Enterprise / Corporate	$976,841	$260,607	$13,307	$1,250,755
Public Sector	97,117	109,066	26,154	232,337
Small and Medium-Sized Businesses	168,483	20,502	13,389	202,374
	$1,242,441	$390,175	$52,850	$1,685,466
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,182,078	$367,165	$47,866	$1,597,109
Net revenue recognition (Agent)	60,363	23,010	4,984	88,357
	$1,242,441	$390,175	$52,850	$1,685,466

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended March 31, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$873,341	$187,010	$7,160	$1,067,511
Software	261,060	190,202	39,019	490,281
Services	143,979	29,922	10,801	184,702
	$1,278,380	$407,134	$56,980	$1,742,494
Major Client Groups
Large Enterprise / Corporate	$952,810	$272,640	$12,966	$1,238,416
Public Sector	110,504	116,614	31,376	258,494
Small and Medium-Sized Businesses	215,066	17,880	12,638	245,584
	$1,278,380	$407,134	$56,980	$1,742,494
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,230,412	$388,337	$51,825	$1,670,574
Net revenue recognition (Agent)	47,968	18,797	5,155	71,920
	$1,278,380	$407,134	$56,980	$1,742,494

The following table provides information about receivables, contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Current receivables, which are included in “Accounts receivable, net”	$1,723,817	$1,931,736
Non-current receivables, which are included in “Other assets”	142,792	38,157
Contract assets, which are included in “Other current assets”	1,207	892
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	88,801	82,117

Significant changes in the contract assets and the contract liabilities balances during the three months ended March 31, 2019 are as follows (in thousands):

	Increase (Decrease)
	Contract	Contract
	Assets	Liabilities
Balances at December 31, 2018	$892	$82,117
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(17,651)
Cash received in advance and not recognized as revenue	—	24,335
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(117)	—
Contract assets recognized, net of reclassification to receivables	432	—
Balances at March 31, 2019	$1,207	$88,801

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
Remaining nine months of 2019	$9	$74,784	$74,793
2020	6	33,293	33,299
2021		13,936	13,936
2022		5,191	5,191
2023 and thereafter		2,667	2,667
Total remaining performance obligations	$15	$129,871	$129,886

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2019 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 14 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

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

	Three Months Ended March 31,
	2019	2018
Numerator:
Net earnings	$39,327	$33,003
Denominator:
Weighted average shares used to compute basic EPS	35,609	35,913
Dilutive potential common shares due to dilutive RSUs, net of tax effect	494	350
Weighted average shares used to compute diluted EPS	36,103	36,263
Net earnings per share:
Basic	$1.10	$0.92
Diluted	$1.09	$0.91

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For the three months ended March 31, 2019 and 2018, 164,000 and 20,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.

5.	Debt, Inventory Financing Facility, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	112,000	194,000
Finance leases and other financing obligations	2,388	2,920
Total	114,388	196,920
Less: current portion of long-term debt	(1,161)	(1,395)
Long-term debt	$113,227	$195,525

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2021.  While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of March 31, 2019, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $112,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.0 times our trailing twelve-month adjusted earnings.  A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount.  Based on our maximum leverage ratio as of March 31, 2019, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $600,000,000.

Inventory Financing Facility

Our inventory financing facility has a maximum borrowing capacity of $400,000,000, of which $260,160,000 was outstanding at March 31, 2019.  The inventory financing facility matures on June 23, 2021.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%.  Amounts outstanding under this facility are classified separately as accounts payable – inventory financing facility in the accompanying consolidated balance sheets.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Finance Lease and Other Financing Obligations

Our finance lease obligations totaled $2,388,000 and $2,920,000 as of March 31, 2019 and December 31, 2018, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of March 31, 2019 and December 31, 2018.  Further, see Note 2 for additional information.

6.	Restricted Cash

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$124,831	$142,655
Restricted cash included in other current assets	8	8
Restricted cash included in other non-current assets	1,627	1,630
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$126,466	$144,293

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$100,237	$105,831
Restricted cash included in other current assets	10	46
Restricted cash included in other non-current assets	1,604	1,568
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$101,851	$107,445

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2019	2018
North America	$3,123	$2,390
EMEA	870	690
APAC	122	104
Total Consolidated	$4,115	$3,184

As of March 31, 2019, total compensation cost related to nonvested RSUs not yet recognized is $36,742,000, which is expected to be recognized over the next 1.84 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the three months ended March 31, 2019:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2019	1,020,930	$36.10
Granted(a)	326,868	57.52
Vested, including shares withheld to cover taxes	(387,406)	33.90	$13,133,063	(b)
Forfeited	(7,888)	40.94
Nonvested at March 31, 2019(a)	952,504	44.30	$52,444,870	(c)

(a)

Includes 88,509 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 97% of its 2019 targeted financial results.  The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2019.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $55.06 as of March 29, 2019 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

8.	Income Taxes

Our effective tax rate for the three months ended March 31, 2019 and 2018 was 23.5% and 25.9%, respectively.  For the three months ended March 31, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions partially offset by tax benefits on the settlement of employee share-based awards and the recognition of tax benefits related to research and development activities.  For the three months ended March 31, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes net of federal benefit.

As of March 31, 2019 and December 31, 2018, we had approximately $7,423,000 and $6,849,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $373,000 and $313,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.  During the comparative three months ended March 31, 2018, we repurchased 221,256 shares of our common stock on the open market at a total cost of approximately $7,679,000 (an average price of $34.71 per share).  All shares repurchased were retired.

10.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements.  As of March 31, 2019, we had approximately $3,939,000 of performance bonds outstanding.  These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2019.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2019.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

The following table summarizes net sales by offering for North America, EMEA and APAC including the effect of the reclassifications on the previously reported net sales by sales mix amounts for the three months ended March 31, 2019 and 2018 (in thousands):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2019	2018	2019	2018	2019	2018

Hardware	$748,337	$873,341	$171,525	$187,010	$6,518	$7,160
Software	322,079	261,060	183,148	190,202	35,065	39,019
Services	172,025	143,979	35,502	29,922	11,267	10,801
	$1,242,441	$1,278,380	$390,175	$407,134	$52,850	$56,980

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2019 or 2018.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,070,416	$354,673	$41,583	$1,466,672
Services	172,025	35,502	11,267	218,794
Total net sales	1,242,441	390,175	52,850	1,685,466
Costs of goods sold:
Products	974,701	324,038	38,569	1,337,308
Services	85,133	9,154	5,399	99,686
Total costs of goods sold	1,059,834	333,192	43,968	1,436,994
Gross profit	182,607	56,983	8,882	248,472
Operating expenses:
Selling and administrative expenses	136,950	47,145	6,968	191,063
Severance and restructuring expenses	331	(85)	124	370
Earnings from operations	$45,326	$9,923	$1,790	$57,039

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended March 31, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,134,401	$377,212	$46,179	$1,557,792
Services	143,979	29,922	10,801	184,702
Total net sales	1,278,380	407,134	56,980	1,742,494
Costs of goods sold:
Products	1,028,970	343,019	42,997	1,414,986
Services	74,039	8,065	5,141	87,245
Total costs of goods sold	1,103,009	351,084	48,138	1,502,231
Gross profit	175,371	56,050	8,842	240,263
Operating expenses:
Selling and administrative expenses	132,640	48,283	7,257	188,180
Severance and restructuring expenses	443	1,074	127	1,644
Earnings from operations	$42,288	$6,693	$1,458	$50,439

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2019	December 31, 2018
North America	$2,640,942	$2,660,886
EMEA	614,556	611,338
APAC	114,156	98,959
Corporate assets and intercompany eliminations, net	(613,187)	(595,236)
Total assets	$2,756,467	$2,775,947

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization of property and equipment:
North America	$3,957	$4,298
EMEA	955	1,003
APAC	132	132
	5,044	5,433
Amortization of intangible assets:
North America	3,636	3,360
EMEA	69	74
APAC	118	177
	3,823	3,611
Total	$8,867	$9,044

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	Acquisition

Effective August 1, 2018, we acquired 100 percent of the issued and outstanding shares of Cardinal, a digital solutions provider based in Cincinnati, Ohio, with offices across the Midwest and Southeast United States, for a cash purchase price, net of cash acquired, of approximately $78,400,000, including final working capital and tax gross up adjustments.  Cardinal provides technology solutions to digitally transform organizations through their expertise in mobile applications development, Internet of Things and cloud enabled business intelligence.  We believe that this acquisition strengthens our services capabilities and will bring value to our clients within our digital innovation services solution offering.

The fair value of net assets acquired was approximately $42,360,000, including $27,540,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years.  The preliminary purchase price was allocated using the information currently available.  We finalized the fair value assumptions for identifiable intangible assets acquired in the fourth quarter of 2018.  Goodwill acquired approximated $36,040,000 which was recorded in our North America operating segment.  The goodwill is tax deductible.  The working capital adjustment in the amount of $762,000 was finalized in the fourth quarter of 2018 and paid in January 2019.  Additionally, we finalized the purchase price allocation when the tax gross up adjustment of $2,600,000 was agreed upon in April 2019.  This resulted in a reduction of the previously recorded purchase price of $400,000.

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

Quarterly Overview

Today, every business is a technology business.  We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

On a consolidated basis, for the three months ended March 31, 2019:

•

Net sales of $1.69 billion decreased 3% compared to the three months ended March 31, 2018.  This change reflects a decrease in hardware net sales to large enterprise clients offset by growth in our software and services net sales.  Excluding the effects of fluctuating foreign currency exchange rate net sales decreased 1% compared to the first quarter of 2018.

•	Gross profit of $248.5 million increased 3% compared to the three months ended March 31, 2018, up 6% year over year excluding the effects of fluctuating foreign currency exchange rates.
•

Gross margin improved approximately 90 basis points to 14.7% of net sales in the three months ended March 31, 2019.  This increase reflects a change in sales mix towards higher margin net sales categories, including Insight delivered services and cloud solutions compared to the same period in the prior year.

•

Earnings from operations increased 13% year over year to $57.0 million in the first quarter of 2019 compared to $50.4 million in the first quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations increased 14% year over year.

•

Net earnings and diluted earnings per share were $39.3 million and $1.09, respectively, for the first quarter of 2019.  This compares to net earnings of $33.0 million and diluted earnings per share of $0.91 for the first quarter of 2018.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ from estimates we have made.  Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Costs of goods sold	85.3	86.2
Gross profit	14.7	13.8
Selling and administrative expenses	11.3	10.8
Severance and restructuring expenses	—	0.1
Earnings from operations	3.4	2.9
Non-operating expense, net	0.3	0.3
Earnings before income taxes	3.1	2.6
Income tax expense	0.8	0.7
Net earnings	2.3%	1.9%

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

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner.  Incentives from our largest partners are significant and changes in the incentives could impact our results of operations to the extent we are unable to adapt our sales strategies to optimize performance under the revised programs.

Net Sales.  Net sales decreased 3% year to year to $1.69 billion compared to the three months ended March 31, 2018.  Our net sales by operating segment were as follows for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		%
	2019	2018	Change
North America	$1,242,441	$1,278,380	(3%)
EMEA	390,175	407,134	(4%)
APAC	52,850	56,980	(7%)
Consolidated	$1,685,466	$1,742,494	(3%)

Net sales in North America decreased 3%, or $35.9 million, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by declines in hardware net sales to large enterprise clients.  Net sales in EMEA decreased 4%, or $17.0 million, in the first quarter of 2019 compared to the first quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates net sales in EMEA increased 2%, year over year. Net sales in APAC decreased 7%, or $4.1 million, in the first quarter of 2019 compared to the first quarter of 2018. Excluding the effects of fluctuating foreign currency exchange rates net sales in APAC increased 1%, year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for North America for the three months ended March 31, 2019 and the three months ended March 31, 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2019	2018	Change

Hardware	$748,337	$873,341	(14%)
Software	322,079	261,060	23%
Services	172,025	143,979	19%
	$1,242,441	$1,278,380	(3%)

  In North America, net sales of software and services were up 23% and 19%, respectively, year over year, while net sales of hardware declined 14% year to year.  The net changes year to year were the result of the following:

•	The decrease in hardware net sales was due primarily to lower sales of client devices, storage and networking solutions to large enterprise clients.
•

The increase in the software category was primarily the result of a significant transaction during the current quarter with a large enterprise client with no comparable transaction in the same quarter in prior year.

•	The increase in services net sales was due to higher sales of cloud solutions and an increase in Insight delivered services, attributable to our acquisition of Cardinal.

Our net sales by offering category for EMEA for the three months ended March 31, 2019 and the three months ended March 31, 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2019	2018	Change

Hardware	$171,525	$187,010	(8%)
Software	183,148	190,202	(4%)
Services	35,502	29,922	19%
	$390,175	$407,134	(4%)

In EMEA, net sales of hardware and software declined 8% and 4%, respectively, year to year, while net sales of services increased 19% year over year.  The net changes year to year were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales of networking solutions to public sector clients.
•	The decrease in software net sales was due to continued client migration of software applications to cloud solutions which are recorded net in services net sales.
•	The increase in services net sales was due primarily to a higher volume of software maintenance and cloud solutions, and a higher volume of Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for APAC for the three months ended March 31, 2019 and the three months ended March 31, 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2019	2018	Change

Hardware	$6,518	$7,160	(9%)
Software	35,065	39,019	(10%)
Services	11,267	10,801	4%
	$52,850	$56,980	(7%)

In APAC, net sales of hardware and software declined 9% and 10%, respectively, year to year, partially offset by an increase in services net sales of 4%, year over year.  The net changes year to year were the result of the following:

•	The decrease in hardware and software net sales was due primarily to lower volume with enterprise and public sector clients.
•	The increase in services net sales was due to higher sales of cloud solutions and an increase in Insight delivered services.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2019 and the three months ended March 31, 2018:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	60%	68%	44%	46%	12%	13%
Software	26%	21%	47%	47%	67%	68%
Services	14%	11%	9%	7%	21%	19%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 3%, or $8.2 million, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, with gross margin increasing approximately 90 basis points to 14.7% for the three months ended March 31, 2019 compared to 13.8% for the three months ended March 31, 2018.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Net Sales	2018	% of Net Sales
North America	$182,607	14.7%	$175,371	13.7%
EMEA	56,983	14.6%	56,050	13.8%
APAC	8,882	16.8%	8,842	15.5%
Consolidated	$248,472	14.7%	$240,263	13.8%

North America’s gross profit for the three months ended March 31, 2019 increased $7.2 million, or 4%, compared to the three months ended March 31, 2018.  As a percentage of net sales, gross margin increased approximately 100 basis points to 14.7% for the first quarter of 2019.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in higher margin services net sales, which contributed 152 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 54 basis points.

•	The increase in margin from services net sales during the current quarter resulted from a higher volume of Insight delivered services and a higher volume of cloud solutions that are recorded net.
•	The decrease in product margin is primarily the result of a reduction in partner funding due to lower hardware sales in the current quarter compared to the same period in the prior year.

EMEA’s gross profit for the three months ended March 31, 2018 increased $933,000, or 2% (9% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2018.  As a percentage of net sales, gross margin increased approximately 80 basis points, year over year.  The year over year improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 138 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 55 basis points.

APAC’s gross profit for the three months March 31, 2019 remained flat compared to the three months ended March 31, 2018.  As a percentage of net sales, gross margin increased approximately 130 basis points, year over year.  The increase in gross margin in the first quarter of 2019 compared to the first quarter of 2018 was primarily due to an increase in mix of sales of software maintenance and cloud solutions recorded net and higher gross profits from Insight delivered services.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.9 million, or 2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Our selling and administrative expenses by major expense type for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Personnel costs, including teammate benefits	$150,491	$147,836
Depreciation and amortization	8,867	9,044
Facility expenses	6,663	6,591
Travel and entertainment	6,246	6,128
Legal and professional fees	3,942	4,033
Marketing	2,322	2,644
Other	12,532	11,904
Total	$191,063	$188,180

Selling and administrative expenses increased approximately 50 basis points as a percentage of net sales in the first quarter of 2019 compared to the first quarter of 2018.  The overall net increase in selling and administrative expenses reflects a $2.7 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of Cardinal, and increased variable compensation resulting from increased gross profit in the first quarter of 2019 compared to the first quarter of 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Severance and Restructuring Expenses.  During the three months ended March 31, 2019, we recorded severance expense, net of adjustments, of approximately $370,000.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended March 31, 2018, North America, EMEA and APAC recorded severance expense, net of adjustments, of approximately $443,000, $1.1 million and $127,000, respectively.

Non-Operating (Income) Expense.

Interest Income.  Interest income for the three months ended March 31, 2019 and 2018 was generated from interest earned on cash and cash equivalent bank balances.  The increase in interest income year over year was primarily due to higher average interest-bearing cash and cash equivalent balances and to higher interest rates during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility.  Interest expense for the three months ended March 31, 2019 decreased 20%, or $1.2 million, compared to the three months ended March 31, 2018.  The decrease was due primarily to lower average daily balances on our debt facilities in the first quarter of 2019 partially offset by higher interest rates.  Imputed interest under our inventory financing facility was $3.0 million for the three months ended March 31, 2019 compared to $2.5 million for the three months ended March 31, 2018.  The increase was a result of a higher average incremental borrowing rate used to compute the imputed interest amounts during the first quarter of 2019.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense.  Our effective tax rate of 23.5% for the three months ended March 31, 2019 was lower than our effective tax rate of 25.9% for the three months ended March 31, 2018 due primarily to an increase in tax benefits on the settlement of employee share-based awards and the recognition of tax benefits related to research and development activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$121,913	$150,745
Net cash used in investing activities	(6,114)	(5,044)
Net cash used in financing activities	(132,640)	(153,232)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(986)	1,937
Increase in cash, cash equivalents and restricted cash	(17,827)	(5,594)
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$126,466	$101,851

Cash and Cash Flow

•	Our primary uses of cash during the three months ended March 31, 2019 were to pay down our debt balances and for capital expenditures, as well as funding our working capital requirements.
•	Operating activities provided $121.9 million in cash during the three months ended March 31, 2019, compared to $150.7 million during the three months ended March 31, 2018.
•

We had net repayments under our inventory financing facility of $44.0 million during the three months ended March 31, 2019, compared to net repayments of $91.4 million during the three months ended March 31, 2018.

•	We had combined net repayments under our revolving facility and ABS facility that decreased our outstanding long-term debt by $82.0 million.
•	Capital expenditures were $5.4 million in the three months ended March 31, 2019.
•

Cash, cash equivalents and restricted cash balances in the three months ended March 31, 2019 were negatively affected by $1.0 million, while the balances in the three months ended March, 31 2018 were positively affected by $1.9 million, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

Net cash provided by operating activities

•	Cash flow from operating activities in the first three months of 2019 was $121.9 million compared to $150.7 million in the first three months of 2018.
•	The decrease in accounts receivable and accounts payable reflects our continued enhanced focus on collection of receivables and optimization of working capital.
•

The significant increases in both other assets and accrued expenses and other liabilities for the three months ended March 31, 2019 resulted from a single significant transaction in 2019 with no comparable activity in the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2019	2018
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	92	91
Days inventory outstanding (“DIOs”) (b)	11	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(73)	(67)
Cash conversion cycle (days) (d)	30	36

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.
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

Our cash conversion cycle was 30 days in the first quarter of 2019, down six days from the first quarter of 2018.

•

The decrease resulted from the net effect of a one day increase in DSOs and a six day increase in DPOs due to the relative timing of client receipts and supplier payments during the respective quarters.

•	This was partially offset by a one day decrease in DIO due to delivering inventory against client specific engagements and an overall focus on minimizing inventory on hand.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.  We intend to use cash generated in the remainder of 2019 in excess of working capital needs to pay down our debt balances, to repurchase shares of our common stock and to support our capital expenditures for the year.  We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities

•	Capital expenditures were $5.4 million and $5.0 million for the three months ended March 31, 2019 and 2018, respectively.
•	We expect capital expenditures for the full year 2019 to be between $20.0 million and $25.0 million, primarily for technology-related upgrade projects.

Net cash used in financing activities

•

During the three months ended March 31, 2019, we had net combined repayments under our revolving facility and our ABS facility that decreased our outstanding long-term debt balance by $82.0 million.  Comparatively, during the three months ended March 31, 2018, we had net combined repayments under our revolving credit facility and our ABS facility that decreased our outstanding long-term debt balance by $49.8 million, including scheduled amortization payments under our TLA.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	We had net repayments under our inventory financing facility of $44.0 million during the three months ended March 31, 2019 compared to $91.4 million during the three months ended March 31, 2018.
•

During the three months ended March 31, 2019 we did not repurchase any shares of our common stock.  We repurchased an aggregate of $7.7 million of our common stock under a previously announced repurchase program during the three months ended March 31, 2018.

Financing Facilities

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.

•

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

•	The maximum leverage ratio permitted under the facilities is currently 3.0 times our trailing twelve-month adjusted earnings.
•

A significant drop in the Company’s adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below the Company’s consolidated maximum facility amount.  We anticipate that we will be in compliance with our maximum leverage ratio requirements over the next four quarters.

•

Based on the maximum permitted leverage ratio as of March 31, 2019, the Company’s debt balance that could have been outstanding under our revolving facility and ABS facility was the full amount of the maximum borrowing capacity of $600.0 million, of which $112.0 million was outstanding under the ABS facility and no amount was outstanding under our revolving facility at March 31, 2019.

•

While our ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of March 31, 2019, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our debt balance as of March 31, 2019 was $114.4 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•

Our revolving facility and our ABS facility contain various covenants customary for transactions of this type, including limitations on the payment of dividends and the requirement that we comply with maximum leverage and minimum fixed charge ratio requirements, comply with a minimum receivable requirement and meet monthly, quarterly and annual reporting requirements.

•	If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At March 31, 2019, we were in compliance with all such covenants.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At March 31, 2019, no such “amortization event” had occurred.

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facility in our consolidated balance sheets.
•	Our inventory financing facility has an aggregate availability for vendor purchases of $400.0 million, of which $260.2 million was outstanding at March 31, 2019.
•	The inventory financing facility matures on June 23, 2021 and may be renewed under certain circumstances described in the agreement for successive 12-month periods.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As a result of the U.S. federal tax reform enacted in December 2017, all undistributed foreign earnings are deemed distributed.  As of March 31, 2019, we had approximately $106.9 million in cash and cash equivalents in certain of our foreign subsidiaries.  As of March 31, 2019, the majority of our foreign cash resides in the Netherlands and Canada.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

INSIGHT ENTERPRISES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2019.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our revolving facility, our ABS facility and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended March 31, 2019.

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

Date:	May 1, 2019	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)