Form 10-Q
period 2019-06-30
INSIGHT ENTERPRISES INC
filed 2019-08-06
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

The number of shares outstanding of the issuer’s common stock as of August 2, 2019 was 35,787,600.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2019

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; expectations about future benefits and timing relating to the PCM, Inc. (“PCM”) acquisition; the expected effects of seasonality on our business; expectations of further consolidation in the Information Technology (“IT”) industry; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs and plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and in “Cautionary Note Regarding Forward-looking Statements” in the Company’s Current Report on Form 8-K filed on June 24, 2019:

•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;
•	risks associated with the integration and operation of acquired businesses;
•	possible significant fluctuations in our future operating results;
•	the risks associated with our international operations;
•	general economic conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	the security of our electronic and other confidential information;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;

INSIGHT ENTERPRISES, INC.

•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	the Company’s failure to obtain the financing anticipated to consummate the pending merger with PCM;
•	the Company’s failure to consummate or delays in the consummation of the pending merger with PCM for other reasons;
•	timing to consummate the PCM merger;
•	risk that a condition to the PCM merger, including the receipt of any required regulatory approvals, may not be satisfied or waived;
•	failure of PCM’s stockholders to approve the merger;
•	unexpected costs or liabilities in connection with the consummation of the merger;
•

the Company’s inability to achieve expected synergies and operating efficiencies as a result of the merger with PCM, whether within the expected time frames, without undue difficulty, cost or expense, or at all;

•	the Company’s ability to successfully integrate PCM’s operations into its own, whether within expected time frames, without undue difficulty, cost or expense, or at all;
•	the level of revenues following the transaction, which may be lower than expected;
•

operating costs, customer loss and business disruptions arising from the PCM merger and the pendency or consummation thereof (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers), which may be greater than expected;

•	uncertainties surrounding the transaction;
•	the outcome of any legal proceedings related to the transaction;
•	other adverse economic, business, and/or competitive factors;
•	risks that the pending merger with PCM distracts management of the Company or PCM or disrupts current plans and operations;
•	the Company’s ability to retain key PCM and Company employees; and
•

other risks to consummation of the transaction, including circumstances that could give rise to the termination of the merger agreement and the risk that the transaction will not be consummated within the expected time period, without undue delay, cost or expense, or at all.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$112,077	$142,655
Accounts receivable, net of allowance for doubtful accounts of $10,414 and $10,462, respectively	2,284,922	1,931,736
Inventories	179,577	148,503
Other current assets	110,850	115,683
Total current assets	2,687,426	2,338,577
Property and equipment, net of accumulated depreciation and amortization of $252,691 and $331,700, respectively	73,766	72,954
Goodwill	166,392	166,841
Intangible assets, net of accumulated amortization of $60,233 and $52,942, respectively	104,859	112,179
Deferred income taxes	6,638	7,967
Other assets	246,916	77,429
	$3,285,997	$2,775,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,426,158	$978,104
Accounts payable—inventory financing facility	260,890	304,130
Accrued expenses and other current liabilities	190,474	190,733
Current portion of long-term debt	1,421	1,395
Deferred revenue	70,019	62,300
Total current liabilities	1,948,962	1,536,662
Long-term debt	45,930	195,525
Deferred income taxes	524	683
Other liabilities	210,998	56,088
	2,206,414	1,788,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,781 shares at June 30, 2019 and 35,482 shares at December 31, 2018 issued and outstanding	358	355
Additional paid-in capital	325,263	323,622
Retained earnings	793,990	704,665
Accumulated other comprehensive loss – foreign currency translation adjustments	(40,028)	(41,653)
Total stockholders’ equity	1,079,583	986,989
	$3,285,997	$2,775,947

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Products	$1,594,335	$1,618,823	$3,061,007	$3,176,615
Services	241,686	222,047	460,480	406,749
Total net sales	1,836,021	1,840,870	3,521,487	3,583,364
Costs of goods sold:
Products	1,458,916	1,488,387	2,796,224	2,903,373
Services	101,656	88,106	201,342	175,351
Total costs of goods sold	1,560,572	1,576,493	2,997,566	3,078,724
Gross profit	275,449	264,377	523,921	504,640
Operating expenses:
Selling and administrative expenses	199,489	189,464	390,552	377,644
Severance and restructuring expenses	680	382	1,050	2,026
Acquisition related expenses	3,163	94	3,163	94
Earnings from operations	72,117	74,437	129,156	124,876
Non-operating (income) expense:
Interest income	(266)	(170)	(537)	(323)
Interest expense	4,601	5,102	9,424	11,117
Net foreign currency exchange (gain) loss	(330)	(275)	381	(520)
Other expense, net	676	324	1,015	626
Earnings before income taxes	67,436	69,456	118,873	113,976
Income tax expense	17,438	17,977	29,548	29,494
Net earnings	$49,998	$51,479	$89,325	$84,482
Net earnings per share:
Basic	$1.40	$1.45	$2.50	$2.37
Diluted	$1.38	$1.44	$2.47	$2.34
Shares used in per share calculations:
Basic	35,772	35,483	35,691	35,698
Diluted	36,111	35,815	36,107	36,039

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$49,998	$51,479	$89,325	$84,482
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(290)	(15,022)	1,625	(10,431)
Total comprehensive income	$49,708	$36,457	$90,950	$74,051

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at March 31, 2018	35,848	$358	—	$—	$315,493	$(19,673)	$584,681	$880,859
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	31	1	—	—	(41)	—	—	(40)
Stock-based compensation expense	—	—	—	—	3,863	—	—	3,863
Repurchase of treasury stock	—	—	(420)	(14,390)	—	—	—	(14,390)
Retirement of treasury stock	(420)	(4)	420	14,390	(3,696)	—	(10,690)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(15,022)	—	(15,022)
Net earnings	—	—	—	—	—	—	51,479	51,479
Balances at June 30, 2018	35,459	$355	—	$—	$315,619	$(34,695)	$625,470	$906,749

Balances at March 31, 2019	35,761	$358	—	$—	$321,606	$(39,738)	$743,992	$1,026,218
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	20	—	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	—	—	3,682	—	—	3,682
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(290)	—	(290)
Net earnings	—	—	—	—	—	—	49,998	49,998
Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583

Balances at December 31, 2017	35,829	$358	—	$—	$317,155	$(24,264)	$550,220	$843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	271	3	—	—	(2,928)	—	—	(2,925)
Stock-based compensation expense	—	—	—	—	7,047	—	—	7,047
Repurchase of treasury stock	—	—	(641)	(22,069)	—	—	—	(22,069)
Retirement of treasury stock	(641)	(6)	641	22,069	(5,655)	—	(16,408)	-
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(10,431)	—	(10,431)
Net earnings	—	—	—	—	—	—	84,482	84,482
Balances at June 30, 2018	35,459	355	—	—	315,619	(34,695)	625,470	906,749

Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	299	3	—	—	(6,156)	—	—	(6,153)
Stock-based compensation expense	—	—	—	—	7,797	—	—	7,797
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,625	—	1,625
Net earnings	—	—	—	—	—	—	89,325	89,325
Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$89,325	$84,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,982	10,712
Amortization of intangible assets	7,644	7,214
Provision for losses on accounts receivable	2,346	1,336
Write-downs of inventories	2,350	1,396
Write-off of property and equipment	—	309
Non-cash stock-based compensation	7,797	7,047
Deferred income taxes	1,180	2,020
Changes in assets and liabilities:
Increase in accounts receivable	(354,717)	(287,191)
(Increase) decrease in inventories	(33,359)	18,281
(Increase) decrease in other assets	(93,714)	16,717
Increase in accounts payable	448,682	450,471
Increase in deferred revenue	8,153	13,733
Increase in accrued expenses and other liabilities	86,869	24,428
Net cash provided by operating activities	182,538	350,955
Cash flows from investing activities:
Purchases of property and equipment	(10,584)	(10,644)
Acquisitions, net of cash and cash equivalents acquired	(3,362)	—
Net cash used in investing activities	(13,946)	(10,644)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	89,936	280,184
Repayments on senior revolving credit facility	(89,936)	(397,684)
Borrowings on accounts receivable securitization financing facility	1,919,500	1,696,500
Repayments on accounts receivable securitization financing facility	(2,068,500)	(1,721,500)
Repayments under Term Loan A	—	(6,563)
Repayments under other financing agreements	—	(1,835)
Payments on finance lease obligations	(603)	(580)
Net repayments under inventory financing facility	(43,240)	(15,766)
Payment of debt issuance costs	—	(270)
Payment of payroll taxes on stock-based compensation through shares withheld	(6,154)	(2,925)
Repurchases of common stock	—	(22,069)
Net cash used in financing activities	(198,997)	(192,508)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(183)	(5,541)
(Decrease) increase in cash, cash equivalents and restricted cash	(30,588)	142,262
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$113,705	$249,707

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2019 and our results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018.  The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses.”  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We will adopt the new standard as of January 1, 2020 and do not expect the adoption to have a material effect on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  The new standard provides changes for how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.  The new standard is effective with the adoption of  ASU No. 2016-13.  We will adopt the new standard as of January 1, 2020 and do not expect the adoption to have a material effect on our consolidated financial statements.

Effective January 1, 2019, we adopted the FASB ASU No. 2016-02—Leases (Topic 842) using the effective date transition method. This approach provides a method for recording existing leases at adoption without restating comparative periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  In addition, we made an accounting policy election not to separate non-lease components from lease components for all existing classes of underlying assets with the exception of land and buildings.  We also made an accounting policy election to not record right of use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on our consolidated balance sheet.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Certain of our lease agreements include rental payments adjusted periodically for inflation.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Significant Accounting Policy

We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in other assets, other current liabilities, and other liabilities in our consolidated balance sheet.  Balances related to financing leases are included in property and equipment, current portion of long-term debt, and long-term debt in our consolidated balance sheet.  ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The operating lease ROU asset includes any prepaid lease payments and additional direct costs and excludes lease incentives.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balances sheets as of June 30, 2019 and January 1, 2019 (in thousands):

Leases	Classification	June 30, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$60,286	$65,922
Finance lease assets	Property and equipment(a)	1,350	1,693
Total lease assets		$61,636	$67,615
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$15,096	$15,788
Finance lease liabilities	Current portion of long-term debt	1,421	1,399
Non-current
Operating lease liabilities	Other liabilities	50,252	54,724
Finance lease liabilities	Long-term debt	930	1,521
Total lease liabilities		$67,699	$73,432

(a)	Recorded net of accumulated amortization of $344,000 as of June 30, 2019 and there is no accumulated amortization as of January 1, 2019.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three and six months ended June 30, 2019 (in thousands):

Lease cost	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$4,850	$9,768
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	173	344
Interest on lease liabilities	Interest expense, net	23	50
Total lease cost		$5,046	$10,162

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of June 30, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2019	$9,416	$869	$10,285
2020	14,985	1,150	16,135
2021	12,470	432	12,902
2022	9,663	—	9,663
2023	6,557	—	6,557
After 2023	21,339	—	21,339
Total lease payments	74,430	2,451	76,881
Less: Interest	(9,082)	(100)	(9,182)
Present value of lease liabilities	$65,348	$2,351	$67,699

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.56
Finance leases	1.94
Weighted average discount rate (%)
Operating leases	3.86
Finance leases	4.84

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides other information related to leases for the six months ended June 30, 2019 (in thousands):

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,269
Leased assets obtained in exchange for new operating lease liabilities	2,872

Operating Leases pre-Topic 842 adoption:

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment.  Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options.  We recognize rent expense on a straight-line basis over the lease term.  Rental expense for these third-party operating leases was $20,114,000, $19,126,000 and $14,444,000 in 2018, 2017 and 2016, respectively, and is included in selling and administrative expenses.

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

(unaudited)

3.	Sales Recognition

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$935,792	$142,951	$9,979	$1,088,722
Software	289,874	190,086	25,653	505,613
Services	179,841	46,137	15,708	241,686
	$1,405,507	$379,174	$51,340	$1,836,021
Major Client Groups
Large Enterprise / Corporate	$1,071,611	$281,013	$16,785	$1,369,409
Public Sector	156,381	78,343	15,096	249,820
Small and Medium-Sized Businesses	177,515	19,818	19,459	216,792
	$1,405,507	$379,174	$51,340	$1,836,021
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,338,948	$347,336	$43,284	$1,729,568
Net revenue recognition (Agent)	66,559	31,838	8,056	106,453
	$1,405,507	$379,174	$51,340	$1,836,021

	Three Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$898,143	$171,336	$9,318	$1,078,797
Software	307,570	193,116	39,340	540,026
Services	163,053	45,084	13,910	222,047
	$1,368,766	$409,536	$62,568	$1,840,870
Major Client Groups
Large Enterprise / Corporate	$1,006,406	$298,796	$14,089	$1,319,291
Public Sector	135,709	94,487	29,503	259,699
Small and Medium-Sized Businesses	226,651	16,253	18,976	261,880
	$1,368,766	$409,536	$62,568	$1,840,870
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,304,301	$378,098	$55,079	$1,737,478
Net revenue recognition (Agent)	64,465	31,438	7,489	103,392
	$1,368,766	$409,536	$62,568	$1,840,870

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,684,129	$314,476	$16,497	$2,015,102
Software	611,953	373,234	60,718	1,045,905
Services	351,866	81,639	26,975	460,480
	$2,647,948	$769,349	$104,190	$3,521,487
Major Client Groups
Large Enterprise / Corporate	$2,048,452	$541,620	$30,092	$2,620,164
Public Sector	253,498	187,409	41,250	482,157
Small and Medium-Sized Businesses	345,998	40,320	32,848	419,166
	$2,647,948	$769,349	$104,190	$3,521,487
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,521,026	$714,501	$91,150	$3,326,677
Net revenue recognition (Agent)	126,922	54,848	13,040	194,810
	$2,647,948	$769,349	$104,190	$3,521,487

	Six Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,771,485	$358,346	$16,478	$2,146,309
Software	568,629	383,318	78,359	1,030,306
Services	307,032	75,006	24,711	406,749
	$2,647,146	$816,670	$119,548	$3,583,364
Major Client Groups
Large Enterprise / Corporate	$1,959,215	$571,435	$27,055	$2,557,705
Public Sector	246,214	211,101	60,879	518,194
Small and Medium-Sized Businesses	441,717	34,134	31,614	507,465
	$2,647,146	$816,670	$119,548	$3,583,364
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,534,713	$766,435	$106,904	$3,408,052
Net revenue recognition (Agent)	112,433	50,235	12,644	175,312
	$2,647,146	$816,670	$119,548	$3,583,364

The following table provides information about receivables, contract assets and contract liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Current receivables, which are included in “Accounts receivable, net”	$2,284,922	$1,931,736
Non-current receivables, which are included in “Other assets”	142,890	38,157
Contract assets, which are included in “Other current assets”	958	892
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	89,737	82,117

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Significant changes in the contract assets and the contract liabilities balances during the six months ended June 30, 2019 are as follows (in thousands):

	Increase (Decrease)
	Contract	Contract
	Assets	Liabilities
Balances at December 31, 2018	$892	$82,117
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(36,525)
Cash received in advance and not recognized as revenue	—	44,145
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(251)	—
Contract assets recognized, net of reclassification to receivables	317	—
Balances at June 30, 2019	$958	$89,737

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019 that are expected to be recognized in the future (in thousands):

	Products	Services	Total
Remainder of 2019	$6	$57,666	$57,672
2020	6	40,410	40,416
2021	—	16,058	16,058
2022	—	6,414	6,414
2023 and thereafter	—	3,403	3,403
Total remaining performance obligations	$12	$123,951	$123,963

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2019 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 14 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net earnings	$49,998	$51,479	$89,325	$84,482
Denominator:
Weighted average shares used to compute basic EPS	35,772	35,483	35,691	35,698
Dilutive potential common shares due to dilutive RSUs, net of tax effect	339	332	416	341
Weighted average shares used to compute diluted EPS	36,111	35,815	36,107	36,039
Net earnings per share:
Basic	$1.40	$1.45	$2.50	$2.37
Diluted	$1.38	$1.44	$2.47	$2.34

For the three and six months ended June 30, 2019, 1,000 and 83,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 13,000 and 17,000 anti-dilutive RSUs for the three and six months ended June 30, 2018, respectively.
5.	Debt, Inventory Financing Facility, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Senior revolving credit facility	$—	$—
Accounts receivable securitization financing facility	45,000	194,000
Finance leases and other financing obligations	2,351	2,920
Total	47,351	196,920
Less: current portion of long-term debt	(1,421)	(1,395)
Long-term debt	$45,930	$195,525

Our senior revolving credit facility (“revolving facility”) has an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that may be used for borrowing in certain foreign currencies of $50,000,000, and matures on June 23, 2021.

Our accounts receivable securitization financing facility (the “ABS facility”) has a maximum aggregate borrowing availability of $250,000,000, and matures on June 23, 2021.  While the ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

the quantity and quality of the underlying accounts receivable.  As of June 30, 2019, qualified receivables were sufficient to permit access to the full $250,000,000 facility amount, of which $45,000,000 was outstanding.

Our consolidated debt balance that can be outstanding at the end of any fiscal quarter under our revolving facility and our ABS facility is limited by certain financial covenants, particularly a maximum leverage ratio.  The maximum leverage ratio is calculated as aggregate debt outstanding divided by the sum of our trailing twelve month net earnings (loss) plus (i) interest expense, excluding non-cash imputed interest on our inventory financing facility, (ii) income tax expense (benefit), (iii) depreciation and amortization, (iv) non-cash stock-based compensation, (v) extraordinary or non-recurring non-cash losses or expenses and (vi) certain cash restructuring and acquisition-related charges and synergies, not to exceed a specified cap (“adjusted earnings”).  The maximum leverage ratio permitted under the facilities is currently 3.0 times our trailing twelve-month adjusted earnings.  A significant drop in our adjusted earnings would limit the amount of indebtedness that could be outstanding at the end of any fiscal quarter to a level that would be below our consolidated maximum facility amount.  Based on our maximum leverage ratio as of June 30, 2019, our aggregate debt balance that could have been outstanding under our revolving facility and our ABS facility was the full amount of the maximum borrowing capacity of $600,000,000.

Inventory Financing Facility

As of June 30, 2019, our inventory financing facility had a maximum borrowing capacity of $400,000,000, of which $260,890,000 was outstanding at June 30, 2019.  The inventory financing facility matures on June 23, 2021.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 1.25%.  Amounts outstanding under this facility are classified separately as accounts payable – inventory financing facility in the accompanying consolidated balance sheets.  Further, see Note 13 for additional information.

Finance Lease and Other Financing Obligations

Our finance lease obligations totaled $2,351,000 and $2,920,000 as of June 30, 2019 and December 31, 2018, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of June 30, 2019 and December 31, 2018.  Further, see Note 2 for additional information.

6.	Restricted Cash

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$112,077	$142,655
Restricted cash included in other current assets	—	8
Restricted cash included in other non-current assets	1,628	1,630
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$113,705	$144,293

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$248,122	$105,831
Restricted cash included in other current assets	9	46
Restricted cash included in other non-current assets	1,576	1,568
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$249,707	$107,445

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$2,740	$2,945	$5,863	$5,335
EMEA	814	790	1,684	1,480
APAC	128	128	250	232
Total Consolidated	$3,682	$3,863	$7,797	$7,047

As of June 30, 2019, total compensation cost related to nonvested RSUs not yet recognized is $31,485,000, which is expected to be recognized over the next 1.65 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2019:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2019	1,020,930	$36.10
Granted(a)	350,987	57.33
Vested, including shares withheld to cover taxes	(407,961)	34.08	$13,903,311	(b)
Forfeited	(47,051)	41.33
Nonvested at June 30, 2019(a)	916,905	44.86	$53,363,871	(c)

(a)

Includes 84,602 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 97% of its 2019 targeted financial results.  The number of RSUs ultimately awarded under the performance-based RSUs varies based on actual achieved financial results for 2019.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $58.20 as of June 28, 2019 (the last trading day of the quarter), which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2019 was 25.9% and 24.9%, respectively.  For the three months ended June 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, higher taxes on earnings in foreign jurisdictions, and the effect of non-deductible acquisition-related expenses partially offset by the recognition of tax benefits related to research and development activities.  For the six months ended June 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions partially offset by tax benefits on the settlement of employee share-based awards and the recognition of tax benefits related to research and development activities.

Our effective tax rate for both the three and six months ended June 30, 2018 was 25.9%.  For the three and six months ended June 30, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes net of federal benefit.

As of June 30, 2019, and December 31, 2018, we had approximately $8,337,000 and $6,849,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $440,000 and $313,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

During the six months ended June 30, 2019, we did not repurchase any shares of our common stock.  During the comparative six months ended June 30, 2018, we repurchased 641,211 shares of our common stock on the open market at a total cost of approximately $22,069,000 (an average price of $34.42 per share).  All shares repurchased were retired.
10.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements.  As of June 30, 2019, we had approximately $3,939,000 of performance bonds outstanding.  These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2019.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2019.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

The following table summarizes net sales by offering for North America, EMEA and APAC for the three and six months ended June 30, 2019 and 2018 (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2019	2018	2019	2018	2019	2018

Hardware	$935,792	$898,143	$142,951	$171,336	$9,979	$9,318
Software	289,874	307,570	190,086	193,116	25,653	39,340
Services	179,841	163,053	46,137	45,084	15,708	13,910
	$1,405,507	$1,368,766	$379,174	$409,536	$51,340	$62,568

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2019	2018	2019	2018	2019	2018

Hardware	$1,684,129	$1,771,485	$314,476	$358,346	$16,497	$16,478
Software	611,953	568,629	373,234	383,318	60,718	78,359
Services	351,866	307,032	81,639	75,006	26,975	24,711
	$2,647,948	$2,647,146	$769,349	$816,670	$104,190	$119,548

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2019 or 2018.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,225,666	$333,037	$35,632	$1,594,335
Services	179,841	46,137	15,708	241,686
Total net sales	1,405,507	379,174	51,340	1,836,021
Costs of goods sold:
Products	1,120,834	304,885	33,197	1,458,916
Services	85,614	9,839	6,203	101,656
Total costs of goods sold	1,206,448	314,724	39,400	1,560,572
Gross profit	199,059	64,450	11,940	275,449
Operating expenses:
Selling and administrative expenses	144,498	47,652	7,339	199,489
Severance and restructuring expenses	480	200	—	680
Acquisition-related expenses	3,163	—	—	3,163
Earnings from operations	$50,918	$16,598	$4,601	$72,117

	Three Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,205,713	$364,452	$48,658	$1,618,823
Services	163,053	45,084	13,910	222,047
Total net sales	1,368,766	409,536	62,568	1,840,870
Costs of goods sold:
Products	1,105,275	338,142	44,970	1,488,387
Services	72,974	9,430	5,702	88,106
Total costs of goods sold	1,178,249	347,572	50,672	1,576,493
Gross profit	190,517	61,964	11,896	264,377
Operating expenses:
Selling and administrative expenses	135,206	46,894	7,364	189,464
Severance and restructuring expenses	338	41	3	382
Acquisition-related expenses	94	—	—	94
Earnings from operations	$54,879	$15,029	$4,529	$74,437

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,296,082	$687,710	$77,215	$3,061,007
Services	351,866	81,639	26,975	460,480
Total net sales	2,647,948	769,349	104,190	3,521,487
Costs of goods sold:
Products	2,095,535	628,923	71,766	2,796,224
Services	170,747	18,993	11,602	201,342
Total costs of goods sold	2,266,282	647,916	83,368	2,997,566
Gross profit	381,666	121,433	20,822	523,921
Operating expenses:
Selling and administrative expenses	281,448	94,797	14,307	390,552
Severance and restructuring expenses	811	115	124	1,050
Acquisition-related expenses	3,163	—	—	3,163
Earnings from operations	$96,244	$26,521	$6,391	$129,156

	Six Months Ended June 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,340,114	$741,664	$94,837	$3,176,615
Services	307,032	75,006	24,711	406,749
Total net sales	2,647,146	816,670	119,548	3,583,364
Costs of goods sold:
Products	2,134,245	681,161	87,967	2,903,373
Services	147,013	17,495	10,843	175,351
Total costs of goods sold	2,281,258	698,656	98,810	3,078,724
Gross profit	365,888	118,014	20,738	504,640
Operating expenses:
Selling and administrative expenses	267,846	95,177	14,621	377,644
Severance and restructuring expenses	781	1,115	130	2,026
Acquisition-related expenses	94	—	—	94
Earnings from operations	$97,167	$21,722	$5,987	$124,876

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2019	December 31, 2018
North America	$3,009,462	$2,660,886
EMEA	747,769	611,338
APAC	165,963	98,959
Corporate assets and intercompany eliminations, net	(637,197)	(595,236)
Total assets	$3,285,997	$2,775,947

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization of property and equipment:
North America	$3,786	$4,158	$7,743	$8,456
EMEA	1,012	998	1,967	2,001
APAC	140	123	272	255
	4,938	5,279	9,982	10,712
Amortization of intangible assets:
North America	3,636	3,361	7,272	6,721
EMEA	69	71	138	145
APAC	116	171	234	348
	3,821	3,603	7,644	7,214
Total	$8,759	$8,882	$17,626	$17,926

12.Acquisition

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

13. Subsequent Event

On July 10, 2019, we entered into an unsecured inventory financing facility with a maximum borrowing capacity of $200,000,000.  This agreement will stay in effect until it is terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00%.  Amounts outstanding under this facility will be classified as accounts payable – inventory financing facility in the accompanying balance sheets.

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

Quarterly Overview

Today, every business is a technology business.  We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of information technology (“IT”) in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

On a consolidated basis, for the three months ended June 30, 2019:

•

Net sales of $1.84 billion remained flat compared to the three months ended June 30, 2018.  This reflects a decrease in software net sales offset by growth in our hardware and services net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 1% compared to the second quarter of 2018.

•	Gross profit of $275.5 million increased 4% compared to the three months ended June 30, 2018, up 6% year over year excluding the effects of fluctuating foreign currency exchange rates.
•

Gross margin improved approximately 60 basis points to 15.0% of net sales in the three months ended June 30, 2019.  This increase reflects a change in sales mix towards higher margin net sales categories, including cloud solutions and services provided by Cardinal compared to the same period in the prior year.

•

Earnings from operations decreased 3% year to year to $72.1 million in the second quarter of 2019 compared to $74.4 million in the second quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, consolidated earnings from operations decreased 2% year to year.

•

Net earnings and diluted earnings per share were $50.0 million and $1.38, respectively, for the second quarter of 2019.  This compares to net earnings of $51.5 million and diluted earnings per share of $1.44 for the second quarter of 2018.

Recent Developments

On June 23, 2019, we entered into an agreement and plan of merger (the “Merger Agreement”) with PCM, Inc. a Delaware corporation (“PCM”), and TROJAN Acquisition Corp., a Delaware corporation and wholly owned subsidiary (“Merger Sub”) of Insight. Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into PCM (the “Merger”), with PCM continuing as the surviving corporation in the Merger.

On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.001, of PCM issued and outstanding (with certain exceptions) immediately prior to the effective time will be converted into the right to

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

receive $35.00 in cash, without interest.  We will fund the Merger through cash on hand and borrowings under a new asset based loan revolving credit facility.

PCM is a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom.  Based in El Segundo, California, PCM has 40 office locations globally and more than 4,000 teammates.  We believe that this acquisition allows us to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our Supply Chain Optimization solution offering, adding scale and clients in the mid-market and corporate space in North America.

The transaction is still subject to certain customary closing conditions, including regulatory approvals and approval by PCM’s shareholders, and is expected to close by the end of the third quarter of 2019.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.0	85.6	85.1	85.9
Gross profit	15.0	14.4	14.9	14.1
Selling and administrative expenses	10.9	10.3	11.1	10.5
Severance and restructuring expenses and acquisition-related expenses	0.2	—	0.1	0.1
Earnings from operations	3.9	4.1	3.7	3.5
Non-operating expense, net	0.3	0.3	0.3	0.3
Earnings before income taxes	3.6	3.8	3.4	3.2
Income tax expense	0.9	1.0	0.8	0.8
Net earnings	2.7%	2.8%	2.6%	2.4%

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

Net Sales.  Net sales for the three months ended June 30, 2019 remained flat year to year at $1.84 billion compared to the three months ended June 30, 2018.  Net sales for the six months ended June 30, 2019 decreased 2% year to year to $3.52 billion compared to the six months ended June 30, 2018.  Our net sales by operating segment were as follows for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
North America	$1,405,507	$1,368,766	3%	$2,647,948	$2,647,146	—%
EMEA	379,174	409,536	(7%)	769,349	816,670	(6%)
APAC	51,340	62,568	(18%)	104,190	119,548	(13%)
Consolidated	$1,836,021	$1,840,870	—%	$3,521,487	$3,583,364	(2%)

Our net sales by offering category for North America for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change

Hardware	$935,792	$898,143	4%	$1,684,129	$1,771,485	(5%)
Software	289,874	307,570	(6%)	611,953	568,629	8%
Services	179,841	163,053	10%	351,866	307,032	15%
	$1,405,507	$1,368,766	3%	$2,647,948	$2,647,146	—%

  Net sales in North America increased 3%, or $36.7 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by growth in hardware net sales.  Net sales of hardware and services were up 4% and 10%, respectively, year over year, while net sales of software declined 6% year to year.  The net changes for the three months ended June 30, 2019 were the result of the following:

•	The increase in hardware net sales was due primarily to higher sales of client devices, storage and networking solutions to large enterprise clients.
•	The decrease in software net sales was due to continued client migration of software applications to cloud solutions which are recorded net in services net sales.
•	The increase in services net sales was due to higher sales of cloud solutions and an increase in Insight delivered services, attributable to our acquisition of Cardinal.

Net sales in North America increased less than 1%, or $802,000, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by increases in software and services net sales offset by declines in hardware net sales.  Net sales of software and services were up 8% and 15%, respectively, year over year, while net sales of hardware declined 5% year to year.  The net changes for the first half of 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower sales of client devices, storage and networking solutions to large enterprise clients.
•

The increase in software net sales was primarily the result of a significant transaction during the first quarter of 2019 with a large enterprise client with no comparable transaction in the same quarter in prior year.  The increase was partially

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

offset by continued client migration of software applications to cloud solutions which are recorded net in services net sales.
•	The increase in services net sales was due to higher sales of cloud solutions, increase in vendor rebates and an increase in Insight delivered services, attributable to our acquisition of Cardinal.

Our net sales by offering category for EMEA for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change

Hardware	$142,951	$171,336	(17%)	$314,476	$358,346	(12%)
Software	190,086	193,116	(2%)	373,234	383,318	(3%)
Services	46,137	45,084	2%	81,639	75,006	9%
	$379,174	$409,536	(7%)	$769,349	$816,670	(6%)

Net sales in EMEA decreased 7%, or $30.4 million, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 3%, year to year.  Net sales of hardware and software declined 17% and 2%, respectively, year to year, while net sales of services increased 2% year over year.  The net changes for the three months ended June 30, 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales of networking solutions to public sector clients.
•	The decrease in software net sales was due to continued client migration of software applications to cloud solutions which are recorded net in services net sales.
•	The increase in services net sales was due primarily to higher sales of cloud solutions and higher volume of Insight delivered services.

Net sales in EMEA decreased 6%, or $47.3 million, in the first half of 2019 compared to the first half of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased less than 1%, year to year.  Net sales of hardware and software declined 12% and 3%, respectively, year to year, while net sales of services increased 9% year over year.  The net changes for the first half of 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales of networking solutions to public sector clients.
•	The decrease in software net sales was due to continued client migration of software applications to cloud solutions which are recorded net in services net sales.
•	The increase in services net sales was due primarily to higher sales of cloud solutions and higher volume of Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for APAC for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change

Hardware	$9,979	$9,318	7%	$16,497	$16,478	—%
Software	25,653	39,340	(35%)	60,718	78,359	(23%)
Services	15,708	13,910	13%	26,975	24,711	9%
	$51,340	$62,568	(18%)	$104,190	$119,548	(13%)

Net sales in APAC decreased 18%, or $11.2 million, in the second quarter of 2019 compared to the second quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 12%, year to year.  Net sales of software declined 35% year to year, partially offset by an increase in hardware and services net sales of 7% and 13%, respectively, year over year.  The net changes for the three months ended June 30, 2019 were the result of the following:

•	The increase in hardware net sales was primarily due to higher volume of sales with enterprise clients.
•	The decrease in software net sales was due primarily to lower volume of sales to enterprise and public sector clients.
•	The increase in services net sales was due to higher volume of referral fees and vendor reimbursements and an increase in Insight delivered services.

Net sales in APAC decreased 13%, or $15.4 million, in the first half of 2019 compared to the first half of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 6%, year to year.  Net sales of software declined 23%, year to year, partially offset by an increase in services net sales of 9%, year over year.  The net changes for the first half of 2019 were the result of the following:

•	The decrease in software net sales was due primarily to lower volume with public sector clients.
•	The increase in services net sales was due to higher volume of referral fees, higher volume of sales of cloud solutions and an increase in Insight delivered services.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2019 and June 30, 2018:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	67%	66%	38%	42%	19%	15%
Software	20%	22%	50%	47%	50%	63%
Services	13%	12%	12%	11%	31%	22%
	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	64%	68%	41%	46%	16%	13%
Software	23%	21%	48%	47%	58%	68%
Services	13%	11%	11%	7%	26%	19%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 4%, or $11.1 million, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, with gross margin increasing approximately 60 basis points to 15.0% for the three months ended June 30, 2019 compared to 14.4% for the three months ended June 30, 2018.  Gross profit increased 4%, or $19.3 million, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, with gross margin increasing approximately 80 basis points to 14.9% for the first half of 2019 compared to 14.1% for the first half of 2018.  Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% of Net Sales	2018	% of Net Sales	2019	% of Net Sales	2018	% of Net Sales
North America	$199,059	14.2%	$190,517	13.9%	$381,666	14.4%	$365,888	13.8%
EMEA	64,450	17.0%	61,964	15.1%	121,433	15.8%	118,014	14.5%
APAC	11,940	23.3%	11,896	19.0%	20,822	20.0%	20,738	17.3%
Consolidated	$275,449	15.0%	$264,377	14.4%	$523,921	14.9%	$504,640	14.1%

North America’s gross profit for the three months ended June 30, 2019 increased $8.5 million, or 4%, compared to the three months ended June 30, 2018.  As a percentage of net sales, gross margin increased approximately 30 basis points to 14.2% for the second quarter of 2019.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in services net sales, typically transacted at higher margins than product net sales, which contributed 12 basis points of the margin expansion combined with an increase in product margin, which includes partner funding and freight, of 12 basis points.

•	The increase in margin from services net sales during the current quarter resulted from a higher volume of Insight delivered services and a higher volume of cloud solutions that are recorded net.
•	The increase in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.

North America’s gross profit for the six months ended June 30, 2019 increased $15.8 million, or 4%, compared to the six months ended June 30, 2018.  As a percentage of net sales, gross margin increased approximately 60 basis points to 14.4% for the first half of 2019.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in services net sales, which contributed 80 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 20 basis points.

•

The increase in margin from services net sales during the first six months of 2019 resulted from a higher volume of Insight delivered services, a higher volume of cloud solutions that are recorded net and higher services vendor reimbursement fees.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The decrease in product margin is primarily the result of a reduction in partner funding due to lower hardware sales in the current quarter compared to the same period in the prior year.

EMEA’s gross profit for the three months ended June 30, 2019 increased $2.5 million, or 4% (9% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2018.  As a percentage of net sales, gross margin increased approximately 190 basis points, year over year.  The year over year improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 87 basis points of the margin expansion, together with a net increase in product margin, which includes partner funding and freight, of 100 basis points.

EMEA’s gross profit for the six months ended June 30, 2019 increased $3.4 million, or 3% (9% excluding the effects of fluctuating foreign currency exchange rates), compared to the first half of 2018.  As a percentage of net sales, gross margin increased approximately 130 basis points, year over year.  The year over year improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 110 basis points of the margin expansion, together with a net increase in product margin, which includes partner funding and freight, of 23 basis points.

APAC’s gross profit for the three months ended June 30, 2019 remained flat compared to the three months ended June 30, 2018 (increasing 7% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 430 basis points, year over year.  The increase in gross margin in the second quarter of 2019 compared to the second quarter of 2018 was primarily due to an increase in mix of cloud solutions recorded net, higher vendor reimbursement fees and higher gross profits from Insight delivered services, partially offset by lower margins on software net sales.

APAC’s gross profit for the first half of 2019 remained flat compared to the first half of 2018 (increasing 8% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 270 basis points, year over year.  The increase in gross margin in the first six months of 2019 compared to the first six months of 2018 was primarily due to an increase in mix of cloud solutions recorded net, higher vendor reimbursement fees and higher gross profits from Insight delivered services, partially offset by lower margins on software net sales.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $10.0 million, or 5%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Selling and administrative expenses increased $12.9 million, or 3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Our selling and administrative expenses by major expense type for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Personnel costs, including teammate benefits	$157,926	$149,482	$308,417	$297,318
Depreciation and amortization	8,759	8,882	17,626	17,926
Facility expenses	6,519	6,531	13,182	13,122
Travel and entertainment	6,600	6,664	12,846	12,792
Legal and professional fees	3,892	3,485	7,834	7,518
Marketing	2,957	2,709	5,279	5,353
Other	12,836	11,711	25,368	23,615
Total	$199,489	$189,464	$390,552	$377,644

Selling and administrative expenses increased approximately 60 basis points as a percentage of net sales in the second quarter of 2019 compared to the second quarter of 2018.  The overall net increase in selling and administrative expenses reflects an $8.4 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of Cardinal, and increased variable compensation resulting from increased gross profit in the second quarter of 2019 compared to the second quarter of 2018.

Selling and administrative expenses increased approximately 60 basis points as a percentage of net sales in the first half of 2019 compared to the first half of 2018.  The overall net increase in selling and administrative expenses reflects an $11.1 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of Cardinal, and increased variable compensation resulting from increased gross profit in the first half of 2019 compared to the first half of 2018.

Severance and Restructuring Expenses.  During the three months ended June 30, 2019, we recorded severance expense, net of adjustments, of approximately $680,000.  During the six months ended June 30, 2019, we recorded severance expense, net of adjustments, of approximately $1.1 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended June 30, 2018, we recorded severance expense, net of adjustments, of approximately $382,000.  For the six months ended June 30, 2018, we recorded severance expense, net of adjustments, of approximately $2.0 million.

Acquisition-related Expenses.  During both the three and six months ended June 30, 2019, we incurred $3.2 million in direct third-party transaction costs related to the pending acquisition of PCM.  Comparatively, during both the three and six months ended June 30, 2018, we incurred $94,000 in direct third-party transaction costs related to the acquisition of Cardinal in 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Non-Operating (Income) Expense.

Interest Income.  Interest income for the three and six months ended June 30, 2019 and 2018 was generated from interest earned on cash and cash equivalent bank balances.  The increase in interest income year over year was primarily due to higher average interest-bearing cash and cash equivalent balances and to higher interest rates during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facility.  Interest expense for the three months ended June 30, 2019 decreased 10%, or $501,000, compared to the three months ended June 30, 2018.  Interest expense for the six months ended June 30, 2019 decreased 15%, or $1.7 million, compared to the six months ended June 30, 2018.  These decreases were due primarily to lower average daily balances on our debt facilities, partially offset by higher interest rates.  Imputed interest under our inventory financing facility was $2.9 million and $5.9 million for the three and six months ended June 30, 2019, respectively, compared to $2.4 million and $4.9 million for the three and six months ended June 30, 2018, respectively.  The increases were a result of a higher average incremental borrowing rate used to compute the imputed interest amounts during the 2019 periods.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense.  Our effective tax rate of 25.9% for the three months ended June 30, 2019 was unchanged from the three months ended June 30, 2018. Our effective tax rate of 24.9% for the six months ended June 30, 2019 was lower than our effective tax rate of 25.9% for the six months ended June 30, 2018.  The decrease in our effective tax rate for the first half of 2019 compared to the first half of 2018 was due primarily to the recognition of tax benefits related to research and development activities during the first quarter of 2019 compared to the first quarter of 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$182,538	$350,955
Net cash used in investing activities	(13,946)	(10,644)
Net cash used in financing activities	(198,997)	(192,508)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(183)	(5,541)
Increase in cash, cash equivalents and restricted cash	(30,588)	142,262
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$113,705	$249,707

Cash and Cash Flow

•	Our primary uses of cash during the six months ended June 30, 2019 were to pay down our debt balances and for capital expenditures, as well as funding our working capital requirements.
•	Operating activities provided $182.5 million in cash during the six months ended June 30, 2019, compared to $351.0 million during the six months ended June 30, 2018.
•

We had net repayments under our inventory financing facility of $43.2 million during the six months ended June 30, 2019, compared to net repayments of $15.8 million during the six months ended June 30, 2018.

•

We had combined net repayments under our revolving facility and ABS facility, during the six months ended June 30, 2019 and 2018, that decreased our outstanding long-term debt by $149.0 million and $149.1 million, respectively.

•	Capital expenditures were $10.6 million in both the six months ended June 30, 2019 and June 30, 2018.
•

Cash, cash equivalents and restricted cash balances in the six months ended June 30, 2019 and 2018 were negatively affected by $183,000 and $5.5 million, respectively, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

Net cash provided by operating activities

•	Cash flow from operating activities in the first half of 2019 was $182.5 million compared to $351.0 million in the first half of 2018.
•

The anticipated increases in accounts receivable and accounts payable reflects the seasonal increase in net sales from the fourth quarter to the second quarter, which results in higher accounts receivable and accounts payable balances as of June 30, compared to December 31.

•

The significant increases in both other assets and accrued expenses and other liabilities for the six months ended June 30, 2019 resulted from a single significant transaction in 2019 with no comparable activity in the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2019	2018
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	113	107
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(98)	(98)
Cash conversion cycle (days) (d)	26	20

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
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

Our cash conversion cycle was 26 days in the second quarter of 2019, up six days from the second quarter of 2018.  The net changes were a result of a six day increase in DSOs primarily due to the relative timing of sales during the respective quarters and other sales related timing differences.

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.  We intend to use cash generated in the remainder of 2019 in excess of working capital needs to partially fund our acquisition of PCM, to pay down our debt balances, to repurchase shares of our common stock and to support our capital expenditures for the year.  We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities

•	Capital expenditures were $10.6 million for both the six months ended June 30, 2019 and 2018.
•	We expect capital expenditures for the full year 2019 to be between $20.0 million and $25.0 million, primarily for technology-related upgrade projects.

Net cash used in financing activities

•

During the six months ended June 30, 2019, we had net combined repayments under our revolving facility and our ABS facility that decreased our outstanding long-term debt balance by $149.0 million.  Comparatively, during the six months ended June 30, 2018, we had net combined repayments under our revolving credit facility and our ABS facility that decreased our outstanding long-term debt balance by $149.1 million, including scheduled amortization payments under our TLA.

•	We had net repayments under our inventory financing facility of $43.2 million during the six months ended June 30, 2019 compared to $15.8 million during the six months ended June 30, 2018.
•	During the six months ended June 30, 2019 we did not repurchase any shares of our common stock. We repurchased an aggregate of $22.1 million of our common stock

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

under a previously announced repurchase program during the six months ended June 30, 2018.

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

•

Based on the maximum permitted leverage ratio as of June 30, 2019, the Company’s debt balance that could have been outstanding under our revolving facility and ABS facility was the full amount of the maximum borrowing capacity of $600.0 million, of which $45.0 million was outstanding under the ABS facility and no amount was outstanding under our revolving facility at June 30, 2019.

•

While our ABS facility has a stated maximum amount, the actual availability under the ABS facility is limited by the quantity and quality of the underlying accounts receivable.  As of June 30, 2019, qualified receivables were sufficient to permit access to the full $250.0 million under the ABS facility.

Our debt balance as of June 30, 2019 was $47.4 million, including our finance lease obligations for certain IT equipment and other financing obligations.

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

•	If we fail to comply with these covenants, the lenders would be able to demand payment within a specified time period. At June 30, 2019, we were in compliance with all such covenants.
•	The terms of the ABS facility identify various circumstances that would result in an “amortization event” under the facility. At June 30, 2019, no such “amortization event” had occurred.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

We also have an agreement with a financial intermediary to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facility in our consolidated balance sheets.
•	Our inventory financing facility has an aggregate availability for vendor purchases of $400.0 million, of which $260.9 million was outstanding at June 30, 2019.
•	The inventory financing facility matures on June 23, 2021 and may be renewed under certain circumstances described in the agreement for successive 12-month periods.

In connection with the Merger Agreement with PCM, and the new asset based loan revolving credit facility that will be used to help fund the acquisition, we may use the debt proceeds from the facility to refinance certain existing indebtedness.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of June 30, 2019, we had approximately $87.7 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in the Netherlands, Canada and Australia.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018 and those set forth in our Current Report on Form 8-K filed on June 24, 2019 relating to the PCM acquisition, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2019.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our revolving facility, our ABS facility and our inventory financing facility contain restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended June 30, 2019.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM*	8-K	000-25092	2.1	June 24, 2019
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Commitment Letter, dated as of June 23, 2019, by and between Insight Enterprises, Inc. and JPMorgan Chase Bank, N.A.	8-K	000-25092	10.1	June 24, 2019
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

*

Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish copies of any such schedules (or similar attachments) to the Securities and Exchange Commission upon request.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2019	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)