Form 10-Q
period 2019-09-30
INSIGHT ENTERPRISES INC
filed 2019-11-06
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

The number of shares outstanding of the issuer’s common stock as of November 1, 2019 was 35,256,041.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2019

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: expectations regarding net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; expectations about future benefits relating to the PCM, Inc. (“PCM”) acquisition; the expected effects of seasonality on our business; expectations of further consolidation in the Information Technology (“IT”) industry; our intentions concerning the payment of dividends; our acquisition strategy; projections of capital expenditures; the sufficiency of our capital resources, the availability of financing and our needs and plans relating thereto; the estimated effect of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; expectations regarding future employee termination benefits; estimates regarding future asset-retirement activities; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation; our expectations regarding the use of cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures and fund acquisitions; our expectations regarding stock-based compensation and future income tax expense; our compliance with leverage ratio requirements; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, in “Cautionary Note Regarding Forward-looking Statements” in the Company’s Current Report on Form 8-K filed on June 24, 2019 and in “Risk Factors” in Part II, Item 1A of this report:

•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;
•	risks associated with the integration and operation of acquired businesses, including PCM;
•	possible significant fluctuations in our future operating results as well as seasonality and variability of customer demands;
•	the risks associated with our international operations;
•	general economic conditions, economic uncertainties and changes in geopolitical conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	the security of our electronic and other confidential information;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;

INSIGHT ENTERPRISES, INC.

•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	unexpected costs or liabilities in connection with the acquisition of PCM;
•

the Company’s inability to achieve expected synergies and operating efficiencies as a result of the acquisition of PCM, whether within the expected time frames, without undue difficulty, cost or expense, or at all;

•	the Company’s ability to successfully integrate PCM’s operations into its own, whether within expected time frames, without undue difficulty, cost or expense, or at all;
•	the level of revenues following the acquisition of PCM, which may be lower than expected;
•

operating costs, customer loss and business disruptions arising from the acquisition of PCM (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers), which may be greater than expected;

•	cyber attacks or breaches of data privacy and security regulations;
•	uncertainties surrounding the acquisition of PCM;
•	the outcome of any legal proceedings related to the acquisition of PCM;
•	other adverse economic, business, and/or competitive factors;
•	risks that the acquisition of PCM distracts management of the Company or PCM or disrupts current plans and operations;
•	the Company’s ability to retain key PCM and Company employees;
•

the senior convertible notes (the “notes”) are effectively subordinated to the Company’s secured debt and are structurally subordinated to any liabilities of our subsidiaries, other than the subsidiary guarantor;

•	the debt may restrict the Company’s future operations and impair its ability to meet business obligations under the notes;
•	the conditional conversion feature of the notes, if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on the Company’s reported financial results;
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the notes; and
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”).  Any forward-looking statements in this report should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.  We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.  We do not endorse any projections regarding future performance that may be made by third parties.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$140,549	$142,655
Accounts receivable, net of allowance for doubtful accounts of $10,243 and $10,462, respectively	2,320,681	1,931,736
Inventories	219,932	148,503
Other current assets	120,972	115,683
Total current assets	2,802,134	2,338,577
Property and equipment, net of accumulated depreciation and amortization of $255,916 and $331,700, respectively	169,996	72,954
Goodwill	358,384	166,841
Intangible assets, net of accumulated amortization of $65,922 and $52,942, respectively	350,342	112,179
Deferred income taxes	3,027	7,967
Other assets	298,477	77,429
	$3,982,360	$2,775,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,220,678	$978,104
Accounts payable—inventory financing facilities	207,658	304,130
Accrued expenses and other current liabilities	254,677	190,733
Current portion of long-term debt	1,142	1,395
Deferred revenue	67,819	62,300
Total current liabilities	1,751,974	1,536,662
Long-term debt	835,714	195,525
Deferred income taxes	58,665	683
Other liabilities	233,369	56,088
	2,879,722	1,788,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,251 shares at September 30, 2019 and 35,482 shares at December 31, 2018 issued and outstanding	353	355
Additional paid-in capital	353,069	323,622
Retained earnings	798,147	704,665
Accumulated other comprehensive loss – foreign currency translation adjustments	(48,931)	(41,653)
Total stockholders’ equity	1,102,638	986,989
	$3,982,360	$2,775,947

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Products	$1,668,880	$1,548,273	$4,729,887	$4,724,888
Services	243,667	199,453	704,147	606,202
Total net sales	1,912,547	1,747,726	5,434,034	5,331,090
Costs of goods sold:
Products	1,519,240	1,415,808	4,315,464	4,319,181
Services	117,112	97,004	318,454	272,355
Total costs of goods sold	1,636,352	1,512,812	4,633,918	4,591,536
Gross profit	276,195	234,914	800,116	739,554
Operating expenses:
Selling and administrative expenses	223,215	184,095	613,767	561,739
Severance and restructuring expenses, net	2,662	683	3,712	2,709
Acquisition related expenses	5,896	188	9,059	282
Earnings from operations	44,422	49,948	173,578	174,824
Non-operating (income) expense:
Interest income	(393)	(330)	(930)	(653)
Interest expense	8,087	6,132	17,511	17,249
Net foreign currency exchange (gain) loss	(391)	539	(10)	19
Other (income) expense, net	(147)	393	868	1,019
Earnings before income taxes	37,266	43,214	156,139	157,190
Income tax expense	10,134	11,060	39,682	40,554
Net earnings	$27,132	$32,154	$116,457	$116,636
Net earnings per share:
Basic	$0.76	$0.91	$3.27	$3.27
Diluted	$0.76	$0.89	$3.23	$3.24
Shares used in per share calculations:
Basic	35,512	35,468	35,631	35,622
Diluted	35,868	35,957	36,027	36,012

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$27,132	$32,154	$116,457	$116,636
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,903)	657	(7,278)	(9,774)
Total comprehensive income	$18,229	$32,811	$109,179	$106,862

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at June 30, 2018	35,459	$355	—	$—	$315,619	$(34,695)	$625,470	$906,749
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	17	—	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	—	—	3,716	—	1	3,717
Foreign currency translation adjustments, net of tax	—	—	—	—	—	657	—	657
Net earnings	—	—	—	—	—	—	32,154	32,154
Balances at September 30, 2018	35,476	$355	—	$—	$319,065	$(34,038)	$657,625	$943,007

Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	11	—	—	—	(266)	—	—	(266)
Stock-based compensation expense	—	—	—	—	4,098	—	—	4,098
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of common stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,903)	—	(8,903)
Net earnings	—	—	—	—	—	—	27,132	27,132
Balances at September 30, 2019	35,251	$353	—	$—	$353,069	$(48,931)	$798,147	$1,102,638

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2017	35,829	$358	—	$—	$317,155	$(24,264)	$550,220	$843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	288	3	—	—	(3,198)	—	—	(3,195)
Stock-based compensation expense	—	—	—	—	10,763	—	1	10,764
Repurchase of common stock	—	—	(641)	(22,069)	—	—	—	(22,069)
Retirement of treasury stock	(641)	(6)	641	22,069	(5,655)	—	(16,408)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(9,774)	—	(9,774)
Net earnings	—	—	—	—	—	—	116,636	116,636
Balances at September 30, 2018	35,476	355	—	—	319,065	(34,038)	657,625	943,007

Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	310	3	—	—	(6,422)	—	—	(6,419)
Stock-based compensation expense	—	—	—	—	11,895	—	—	11,895
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of common stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(7,278)	—	(7,278)
Net earnings	—	—	—	—	—	—	116,457	116,457
Balances at September 30, 2019	35,251	$353	—	$—	$353,069	$(48,931)	$798,147	$1,102,638

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$116,457	$116,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,506	16,018
Amortization of intangible assets	13,590	11,399
Provision for losses on accounts receivable	2,695	2,572
Amortization of debt discount and issuance costs	2,322	—
Loss on extinguishment of debt	352	—
Write-downs of inventories	3,281	2,410
Write-off of property and equipment	—	367
Non-cash stock-based compensation	11,895	10,764
Deferred income taxes	2,501	2,964
Changes in assets and liabilities:
Decrease in accounts receivable	68,057	222,047
(Increase) decrease in inventories	(17,946)	24,373
(Increase) decrease in other assets	(99,681)	31,555
Decrease in accounts payable	(39,191)	(201,147)
(Decrease) increase in deferred revenue	(1,148)	11,326
Increase (decrease) in accrued expenses and other liabilities	89,905	(4,043)
Net cash provided by operating activities	168,595	247,241
Cash flows from investing activities:
Purchases of property and equipment	(16,922)	(13,046)
Proceeds from sale of foreign entity	—	479
Acquisitions, net of cash and cash equivalents acquired	(664,287)	(74,938)
Net cash used in investing activities	(681,209)	(87,505)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	242,936	569,232
Repayments on senior revolving credit facility	(242,936)	(686,732)
Borrowings on ABL revolving credit facility, net of initial lender fees	986,754	—
Repayments on ABL revolving credit facility	(454,544)	—
Borrowings on accounts receivable securitization financing facility	2,364,500	2,662,000
Repayments on accounts receivable securitization financing facility	(2,558,500)	(2,576,000)
Repayments under Term Loan A	—	(9,844)
Repayments under other financing agreements	(183)	(2,312)
Payments on finance lease obligations	(980)	(1,002)
Net repayments under inventory financing facilities	(96,472)	(81,911)
Proceeds from issuance of convertible senior notes	341,250	—
Proceeds from issuance of warrants	34,440	—
Purchase of note hedge related to convertible senior notes	(66,325)	—
Payment of debt issuance costs	(1,180)	(270)
Payment of payroll taxes on stock-based compensation through shares withheld	(6,419)	(3,195)
Repurchases of common stock	(27,899)	(22,069)
Net cash provided by (used in) financing activities	514,442	(152,103)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(3,960)	(2,434)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,132)	5,199
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$142,161	$112,644

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.Basis of Presentation and Recently Issued Accounting Standards

We empower organizations of all sizes with Insight Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce, and supply chain optimization solutions and services, we help clients innovate and optimize their operations to run smarter.  Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2019 and our results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018.  The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2018.  Our results of operations include the results of PCM, Inc. (“PCM”) from its acquisition date of August 30, 2019 and Cardinal Solutions Group, Inc. (“Cardinal”) from its acquisition date of August 1, 2018.

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

Significant Leases Accounting Policy

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

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of September 30, 2019 and January 1, 2019 (in thousands):

Leases	Classification	September 30, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$78,621	$65,922
Finance lease assets	Property and equipment(a)	1,178	1,693
Total lease assets		$79,799	$67,615
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$19,502	$15,788
Finance lease liabilities	Current portion of long-term debt	1,143	1,399
Non-current
Operating lease liabilities	Other liabilities	64,018	54,724
Finance lease liabilities	Long-term debt	670	1,521
Total lease liabilities		$85,333	$73,432

(a)	Recorded net of accumulated amortization of $515,000 as of September 30, 2019 and there is no accumulated amortization as of January 1, 2019.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three and nine months ended September 30, 2019 (in thousands):

Lease cost	Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$5,197	$14,965
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	171	515
Interest on lease liabilities	Interest expense, net	22	72
Total lease cost		$5,390	$15,552

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of September 30, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2019	$6,008	$310	$6,318
2020	21,144	1,150	22,294
2021	17,812	432	18,244
2022	14,470	—	14,470
2023	8,984	—	8,984
After 2023	25,486	—	25,486
Total lease payments	93,904	1,892	95,796
Less: Interest	(10,384)	(79)	(10,463)
Present value of lease liabilities	$83,520	$1,813	$85,333

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.19
Finance leases	1.69
Weighted average discount rate (%)
Operating leases	3.65
Finance leases	4.85

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides other information related to leases for the nine months ended September 30, 2019 (in thousands):

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,527
Leased assets obtained in exchange for new operating lease liabilities	5,901

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

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,020,083	$137,416	$9,243	$1,166,742
Software	295,730	186,839	19,569	502,138
Services	199,349	31,453	12,865	243,667
	$1,515,162	$355,708	$41,677	$1,912,547
Major Client Groups
Large Enterprise / Corporate	$1,110,817	$277,536	$17,811	$1,406,164
Public Sector	165,085	59,174	6,178	230,437
Small and Medium-Sized Businesses	239,260	18,998	17,688	275,946
	$1,515,162	$355,708	$41,677	$1,912,547
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,448,385	$336,600	$35,979	$1,820,964
Net revenue recognition (Agent)	66,777	19,108	5,698	91,583
	$1,515,162	$355,708	$41,677	$1,912,547

	Three Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$953,431	$147,497	$6,041	$1,106,969
Software	259,602	168,603	13,099	441,304
Services	158,426	29,080	11,947	199,453
	$1,371,459	$345,180	$31,087	$1,747,726
Major Client Groups
Large Enterprise / Corporate	$986,665	$265,430	$10,715	$1,262,810
Public Sector	141,895	62,720	6,255	210,870
Small and Medium-Sized Businesses	242,899	17,030	14,117	274,046
	$1,371,459	$345,180	$31,087	$1,747,726
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,322,391	$326,671	$26,638	$1,675,700
Net revenue recognition (Agent)	49,068	18,509	4,449	72,026
	$1,371,459	$345,180	$31,087	$1,747,726

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,704,212	$451,892	$25,740	$3,181,844
Software	907,683	560,073	80,287	1,548,043
Services	551,215	113,092	39,840	704,147
	$4,163,110	$1,125,057	$145,867	$5,434,034
Major Client Groups
Large Enterprise / Corporate	$3,159,269	$819,156	$47,903	$4,026,328
Public Sector	418,583	246,583	47,428	712,594
Small and Medium-Sized Businesses	585,258	59,318	50,536	695,112
	$4,163,110	$1,125,057	$145,867	$5,434,034
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,969,411	$1,051,101	$127,129	$5,147,641
Net revenue recognition (Agent)	193,699	73,956	18,738	286,393
	$4,163,110	$1,125,057	$145,867	$5,434,034

	Nine Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,724,916	$505,844	$22,518	$3,253,278
Software	828,231	551,920	91,459	1,471,610
Services	465,458	104,086	36,658	606,202
	$4,018,605	$1,161,850	$150,635	$5,331,090
Major Client Groups
Large Enterprise / Corporate	$2,945,880	$836,865	$37,770	$3,820,515
Public Sector	388,109	273,821	67,134	729,064
Small and Medium-Sized Businesses	684,616	51,164	45,731	781,511
	$4,018,605	$1,161,850	$150,635	$5,331,090
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,857,104	$1,093,110	$133,542	$5,083,756
Net revenue recognition (Agent)	161,501	68,740	17,093	247,334
	$4,018,605	$1,161,850	$150,635	$5,331,090

The following table provides information about receivables, contract assets and contract liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Current receivables, which are included in “Accounts receivable, net”	$2,320,681	$1,931,736
Non-current receivables, which are included in “Other assets”	150,455	38,157
Contract assets, which are included in “Other current assets”	117	892
Contract liabilities, which are included in “Deferred revenue” and “Other liabilities”	72,501	82,117

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in the contract assets and the contract liabilities balances during the nine months ended September 30, 2019 are as follows (in thousands):

	Increase (Decrease)
	Contract	Contract
	Assets	Liabilities
Balances at December 31, 2018	$892	$82,117
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	—	(47,831)
Cash received in advance and not recognized as revenue	—	45,660
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(892)	—
Contract assets recognized, net of reclassification to receivables	117	—
Business Combination	—	(7,445)
Balances at September 30, 2019	$117	$72,501

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2019	$40,161
2020	70,395
2021	23,815
2022	8,273
2023 and thereafter	3,781
Total remaining performance obligations	$146,425

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of eight months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2019 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 13 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net earnings	$27,132	$32,154	$116,457	$116,636
Denominator:
Weighted average shares used to compute basic EPS	35,512	35,468	35,631	35,622
Dilutive potential common shares due to dilutive RSUs, net of tax effect	356	489	396	390
Weighted average shares used to compute diluted EPS	35,868	35,957	36,027	36,012
Net earnings per share:
Basic	$0.76	$0.91	$3.27	$3.27
Diluted	$0.76	$0.89	$3.23	$3.24

For the three and nine months ended September 30, 2019, 3,000 and 56,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 5,000 and 13,000 anti-dilutive RSUs for the three and nine months ended September 30, 2018, respectively.
5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Senior revolving credit facility	$—	$—
ABL revolving credit facility	553,000	—
Accounts receivable securitization financing facility	—	194,000
Convertible senior notes due 2025	282,043	—
Finance leases and other financing obligations	1,813	2,920
Total	836,856	196,920
Less: current portion of long-term debt	(1,142)	(1,395)
Long-term debt	$835,714	$195,525

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing ,in certain foreign currencies of $150,000,000.  While the

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of September 30, 2019, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $553,000,000 was outstanding.

The ABL facility contains customary affirmative and negative covenants and events of default.  If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement.

On August 30, 2019, we repaid in full and terminated our then existing senior revolving credit facility (the “revolving facility”). The revolving facility had an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $50,000,000.

On August 30, 2019, we repaid in full and terminated our accounts receivable securitization financing facility (the “ABS facility”).  The ABS facility had a maximum aggregate borrowing availability of $250,000,000, subject to limitations based on the quantity and quality of the underlying accounts receivable.

Convertible Senior Notes due 2025

On August 15, 2019, we issued $300,000,000 aggregate principal amount of convertible senior notes (the “notes”) that mature on February 15, 2025. On August 23, 2019, we issued an additional $50,000,000 aggregate principal amount of the notes pursuant to the exercise in full by the initial purchasers of the notes of their option to purchase additional notes.  The notes bear interest at an annual rate of 0.75% payable semiannually, in arrears, on February 15th and August 15th of each year. The notes are general unsecured obligations of Insight and are guaranteed on a senior unsecured basis by Insight Direct USA, Inc., a wholly owned subsidiary of Insight.

Holders of the notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of our common stock per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, we will pay or deliver cash, shares of our common stock or a combination of the two, at our discretion. The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their notes in connection with those events or during the related redemption period in certain circumstances.

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2019, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

We may redeem for cash all or any portion of the notes, at our option, on or after August 20, 2022 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The notes are subject to certain customary events of default and acceleration clauses.  As of September 30, 2019, no such events have occurred.

The notes consist of the following balances reported within the consolidated balance sheet as of September 30, 2019 (in thousands):

Liability:
Principal	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(67,957)
Net carrying amount	$282,043

Equity, net of deferred tax	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 5.375 years.  The effective interest rate on the liability component of the notes is 4.325%.

The following table summarizes the equity components of the notes included in additional paid-in capital reported within the consolidated balance sheet as of September 30, 2019 (in thousands):

	Embedded Conversion Option	Embedded Conversion Option - Debt Issuance Costs	Deferred Tax	Total
Convertible Senior Notes due 2025	$61,250	$(1,700)	$(14,819)	$44,731

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the interest expense components resulting from the notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2019 (in thousands):

Interest expense	Three months ended September 30, 2019	Nine months ended September 30, 2019
Contractual coupon interest	$328	$328
Amortization of debt discount	$1,235	$1,235
Amortization of debt issuance costs	$163	$163

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the notes, we entered into certain convertible note hedge and warrant transactions (the “Call Spread Transactions”) with respect to the Company’s common stock.

The convertible note hedge consists of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. The hedge expires on February 15, 2025 and can only be concurrently executed upon the conversion of the notes. We paid approximately $66,325,000 for the convertible note hedge transaction.

Additionally, we sold warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share. The warrants expire on May 15, 2025 and can only be exercised at maturity.  The Company received aggregate proceeds of approximately $34,440,000 for the sale of the warrants.

The Call Spread Transactions have no effect on the terms of the notes and reduce potential dilution by effectively increasing the initial conversion price of the notes to $103.12 per share of the Company’s common stock.

Inventory Financing Facilities

On July 10, 2019, we entered into an unsecured inventory financing facility with a maximum availability for vendor purchases of $200,000,000 with MUFG Bank Ltd (“MUFG”).  On August 30, 2019, we terminated our existing inventory financing facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) and entered into a new unsecured inventory financing facility with Wells Fargo with an aggregate availability for vendor purchases under the facility of $250,000,000 thereunder.  As of September 30, 2019, our combined inventory financing facilities had a total maximum capacity of $450,000,000, of which $207,658,000 was outstanding at September 30, 2019.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% or prime plus 1.25% with respect to the MUFG facility and Wells Fargo facility, respectively.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets.

Finance Lease and Other Financing Obligations

Our finance lease obligations totaled $1,813,000 and $2,920,000 as of September 30, 2019 and December 31, 2018, respectively.

The current and long-term portions of our finance leases are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of September 30, 2019 and December 31, 2018.  Further, see Note 2 for additional information.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	Restricted Cash

Amounts included in restricted cash represent those required to be set aside by a contractual agreement with a lessor related to certain leased office space in foreign jurisdictions.  The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$140,549	$142,655
Restricted cash included in other current assets	—	8
Restricted cash included in other non-current assets	1,612	1,630
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$142,161	$144,293

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$111,055	$105,831
Restricted cash included in other current assets	17	46
Restricted cash included in other non-current assets	1,572	1,568
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$112,644	$107,445

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$3,102	$2,837	$8,965	$8,172
EMEA	860	754	2,544	2,234
APAC	136	126	386	358
Total Consolidated	$4,098	$3,717	$11,895	$10,764

As of September 30, 2019, total compensation cost related to nonvested RSUs not yet recognized is $29,920,000, which is expected to be recognized over the next 1.33 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes our RSU activity during the nine months ended September 30, 2019:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2019	1,020,930	$36.10
Granted(a)	414,405	56.15
Vested, including shares withheld to cover taxes	(423,909)	33.87	$14,357,798	(b)
Forfeited	(60,129)	42.52
Nonvested at September 30, 2019(a)	951,297	45.42	$52,977,730	(c)

(a)

Includes 84,602 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 97% of its 2019 targeted financial results.  These RSUs will be awarded at 100% this annual period due to the completion of a significant acquisition in the period.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $55.69 as of September 30, 2019, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

8.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2019 was 27.2% and 25.4%, respectively.  For the three months ended September 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, higher taxes on earnings in foreign jurisdictions, and the effect of non-deductible acquisition-related expenses partially offset by the recognition of tax benefits related to research and development activities.  For the nine months ended September 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, higher taxes on earnings in foreign jurisdictions, and the effect of non-deductible acquisition-related expenses partially offset by tax benefits on the settlement of employee share-based awards and the recognition of tax benefits related to research and development activities.

Our effective tax rate for the three and nine months ended September 30, 2018 was 25.6% and 25.8%, respectively.  For the three and nine months ended September 30, 2018, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit.

As of September 30, 2019 and December 31, 2018, we had approximately $8,666,000 and $6,849,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $417,000 and $313,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
9.	Share Repurchase Program

On February 13, 2018, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock.

During the nine months ended September 30, 2019, we repurchased 541,117 shares of our common stock on the open market at a total cost of approximately $27,899,000 (an average price of $51.56 per share).  During the comparative nine months ended September 30, 2018, we repurchased 641,211 shares of our common stock on the open market at a total cost of approximately $22,069,000 (an average price of $34.42 per share).  All shares repurchased were retired.
10.	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements.  As of September 30, 2019, we had approximately $3,739,000 of performance bonds outstanding.  These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2019.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2019.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

Legal Proceedings

From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims of alleged non-compliance with contract provisions, and claims related to alleged violations of laws and regulations.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made.  Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses.  It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period.  Legal expenses related to the defense of any legal proceeding or the negotiations, settlement, rulings and advice of outside legal counsel in connection with any legal proceeding are expensed as incurred.

In connection with the acquisition of PCM, the Company has effectively assumed responsibility for PCM litigation matters, including various disputes related to PCM’s acquisition of certain assets of En Pointe Technologies in 2015.  The seller of En Pointe Technologies and related  entities providing various post-closing support functions to PCM have asserted claims regarding the sufficiency of earnout payments paid by PCM under the asset purchase agreement and the unwinding of the support functions post-closing.  PCM has rejected and vigorously responded to those claims and is pursuing various counterclaims.  The disputes are being heard by multiple courts and arbitrators in several different jurisdictions including California, Delaware and Pakistan.  The Company cannot determine with certainty the costs or outcome of these matters.  However, the Company is not involved in any pending or threatened legal proceedings, including the PCM litigation matters, that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC with PCM being included in our North America and EMEA segments.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following table summarizes net sales by offering for North America, EMEA and APAC for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2019	2018	2019	2018	2019	2018

Hardware	$1,020,083	$953,431	$137,416	$147,497	$9,243	$6,041
Software	295,730	259,602	186,839	168,603	19,569	13,099
Services	199,349	158,426	31,453	29,080	12,865	11,947
	$1,515,162	$1,371,459	$355,708	$345,180	$41,677	$31,087

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2019	2018	2019	2018	2019	2018

Hardware	$2,704,212	$2,724,916	$451,892	$505,844	$25,740	$22,518
Software	907,683	828,231	560,073	551,920	80,287	91,459
Services	551,215	465,458	113,092	104,086	39,840	36,658
	$4,163,110	$4,018,605	$1,125,057	$1,161,850	$145,867	$150,635

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2019 or 2018.

A portion of our operating segments’ selling and administrative expenses arise from shared services and infrastructure that we have historically provided to them in order to realize economies of scale and to use resources efficiently.  These expenses, collectively identified as corporate charges, include senior management expenses, internal audit, legal, tax, insurance services, treasury and other corporate infrastructure expenses.  Charges are allocated to our operating segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,315,813	$324,255	$28,812	$1,668,880
Services	199,349	31,453	12,865	243,667
Total net sales	1,515,162	355,708	41,677	1,912,547
Costs of goods sold:
Products	1,195,020	297,789	26,431	1,519,240
Services	101,498	10,028	5,586	117,112
Total costs of goods sold	1,296,518	307,817	32,017	1,636,352
Gross profit	218,644	47,891	9,660	276,195
Operating expenses:
Selling and administrative expenses	170,993	44,568	7,654	223,215
Severance and restructuring expenses	2,449	213	—	2,662
Acquisition-related expenses	5,896	—	—	5,896
Earnings from operations	$39,306	$3,110	$2,006	$44,422

	Three Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,213,033	$316,100	$19,140	$1,548,273
Services	158,426	29,080	11,947	199,453
Total net sales	1,371,459	345,180	31,087	1,747,726
Costs of goods sold:
Products	1,108,658	290,071	17,079	1,415,808
Services	83,474	7,875	5,655	97,004
Total costs of goods sold	1,192,132	297,946	22,734	1,512,812
Gross profit	179,327	47,234	8,353	234,914
Operating expenses:
Selling and administrative expenses	134,792	42,206	7,097	184,095
Severance and restructuring expenses	253	430	—	683
Acquisition-related expenses	188	—	—	188
Earnings from operations	$44,094	$4,598	$1,256	$49,948

	Nine Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,611,895	$1,011,965	$106,027	$4,729,887
Services	551,215	113,092	39,840	704,147
Total net sales	4,163,110	1,125,057	145,867	5,434,034
Costs of goods sold:
Products	3,290,555	926,712	98,197	4,315,464
Services	272,245	29,021	17,188	318,454
Total costs of goods sold	3,562,800	955,733	115,385	4,633,918
Gross profit	600,310	169,324	30,482	800,116
Operating expenses:
Selling and administrative expenses	452,441	139,365	21,961	613,767
Severance and restructuring expenses	3,260	328	124	3,712
Acquisition-related expenses	9,059	—	—	9,059
Earnings from operations	$135,550	$29,631	$8,397	$173,578

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2018
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,553,147	$1,057,764	$113,977	$4,724,888
Services	465,458	104,086	36,658	606,202
Total net sales	4,018,605	1,161,850	150,635	5,331,090
Costs of goods sold:
Products	3,242,903	971,232	105,046	4,319,181
Services	230,487	25,370	16,498	272,355
Total costs of goods sold	3,473,390	996,602	121,544	4,591,536
Gross profit	545,215	165,248	29,091	739,554
Operating expenses:
Selling and administrative expenses	402,638	137,383	21,718	561,739
Severance and restructuring expenses	1,034	1,545	130	2,709
Acquisition-related expenses	282	—	—	282
Earnings from operations	$141,261	$26,320	$7,243	$174,824

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2019	December 31, 2018
North America	$3,729,338	$2,660,886
EMEA	596,657	611,338
APAC	101,829	98,959
Corporate assets and intercompany eliminations, net	(445,464)	(595,236)
Total assets	$3,982,360	$2,775,947

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization of property and equipment:
North America	$4,371	$4,131	$12,114	$12,587
EMEA	1,013	1,052	2,980	3,053
APAC	140	123	412	378
	5,524	5,306	15,506	16,018
Amortization of intangible assets:
North America	5,765	3,949	13,037	10,670
EMEA	67	71	205	216
APAC	114	165	348	513
	5,946	4,185	13,590	11,399
Total	$11,470	$9,491	$29,096	$27,417

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.Acquisitions

PCM

On August 30,2019, we completed our acquisition of PCM, acquiring 100 percent of the issued and outstanding shares of PCM for a cash purchase price of $745,562,000, which included cash and cash equivalents acquired of $84,637,000 and the payment of PCM’s outstanding debt. PCM is a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom.  Based in El Segundo, California, PCM has 40 office locations globally and more than 4,000 teammates.  We believe that this acquisition allows us to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space in North America.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price net of cash and cash equivalents acquired		$660,925
Fair value of net assets acquired:
Current assets	$542,642
Identifiable intangible assets - see description below	251,400
Property and equipment	96,959
Other assets	32,373
Current liabilities	(367,613)
Long-term liabilities, including deferred taxes	(86,996)
Total fair value of net assets acquired		468,765
Excess purchase price over fair value of net assets acquired ("goodwill")		$192,160

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the purchase price over fair value of net assets acquired was recorded as goodwill.

The estimated fair values of current assets and liabilities (other than deferred revenue and related deferred costs) are based upon their historical costs on the date of acquisition due to their short-term nature.  The estimated fair values of the majority of property and equipment are also based upon historical costs as they approximate fair value.  Certain long-term assets, including PCM’s IT systems, will be written down to the estimated fair value based on the economic benefit expected to be realized from the assets following the acquisition.

The preliminary estimated fair value of identified intangible assets of $251,400,000 consists primarily of customer relationships, trade names and non-compete agreements, which are valued at $238,900,000, $8,400,000 and $4,100,000, respectively.  These estimated values will be determined using the multiple-period excess earnings method, the relief from royalty method and the lost income method, respectively.  The identifiable intangible assets resulting from the acquisition has been amortized using the straight-line method over the following estimated useful lives: customer relationships – 12-15 years; trade names – 1 year; non-compete agreements – 2-3 years.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Amortization expense recognized relating to the acquired identifiable intangible assets for the period from the acquisition date through September 30, 2019 was $2,130,000.

Goodwill of $192,160,000, which was recorded in our North America and EMEA operating segments, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from PCM.  The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.  The addition of the PCM technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.  None of the goodwill is tax deductible.

The purchase price allocation is preliminary and was allocated using information currently available.  Further information may lead to an adjustment of the purchase price allocation.

We have consolidated the results of operations for PCM since its acquisition on August 30, 2019.  Consolidated net sales and gross profit for the three and nine months ended September 30, 2019 each include $172,468,000 and $27,753,000, respectively, from PCM.

The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Net sales	As reported	$1,912,547	$1,747,726	$5,434,034	$5,331,090
	Pro forma	$2,322,828	$2,257,769	$6,910,356	$6,928,539
Net earnings	As reported	$27,132	$32,154	$116,457	$116,636
	Pro forma	$24,678	$31,876	$115,321	$114,250
Diluted earnings per share	As reported	$0.76	$0.89	$3.23	$3.24
	Pro forma	$0.69	$0.89	$3.20	$3.17

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

The fair value of net assets acquired was approximately $42,360,000, including $27,540,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years.  We finalized the fair value assumptions for identifiable intangible assets acquired in the fourth quarter of 2018.  Goodwill acquired approximated $36,040,000 which was recorded in our North America operating segment.  The goodwill is tax deductible.  The working capital adjustment in the amount of $762,000 was finalized in the fourth quarter of 2018 and paid in January 2019.  Additionally, we finalized the purchase price allocation when the tax gross up adjustment of $2,600,000 was agreed upon in April 2019.  This resulted in a reduction of the previously recorded purchase price of $400,000 in the second quarter of 2019.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in Goodwill and Intangible Assets

Other than the goodwill and intangible assets recorded in conjunction with the acquisitions of Cardinal and PCM, the only other change in consolidated goodwill and intangible assets as of September 30, 2019 compared to the balance as of December 31, 2018 resulted from foreign currency translation adjustments associated with the balances in our EMEA and APAC operating segments.

13.Subsequent Event

On November 1, 2019 we completed the purchase of real estate in Chandler, Arizona for approximately $48,000,000 that we intend to use as our global corporate headquarters.  The property contains a building and some infrastructure in place that we will complete readying for our use over the next year.  We intend to sell our current properties in Tempe, Arizona.

28

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q.  We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates.”  Additionally, any references to our “legacy” business exclude PCM’s results subsequent to the acquisition.

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

During the third quarter of 2019, we restructured our debt facilities, terminating our then existing senior revolving credit and accounts receivable securitization financing facilities and entered into a credit agreement providing for a senior secured revolving credit facility with an aggregate U.S. dollar equivalent maximum borrowing amount of $1.2 billion.  Additionally, we issued $350.0 million aggregate principal amount of convertible senior notes and, in connection with the issuance of the notes, we entered into certain convertible note hedge and warrant transactions with respect to our common stock.  Also, during the quarter, we completed the acquisition of PCM, Inc. (“PCM”), effective August 30, 2019, for a cash purchase price of $745.6 million, inclusive of cash and cash equivalents acquired of $84.6 million and the payment of PCM’s outstanding debt.  Details about our debt arrangements and the acquisition of PCM can be found in Notes 5 and 12, respectively, to the Consolidated Financial Statements in Part I, Item 1 of this report.

On a consolidated basis, for the three months ended September 30, 2019:

•

Net sales of $1.91 billion increased 9% compared to the three months ended September 30, 2018, primarily due to the addition of PCM.  This reflects an increase in all categories of net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 11% compared to the third quarter of 2018.

•	Gross profit of $276.2 million increased 18% compared to the three months ended September 30, 2018, up 19% year over year, excluding the effects of fluctuating foreign currency exchange rates.
•

Gross margin improved approximately 100 basis points to 14.4% of net sales in the three months ended September 30, 2019.  This increase reflects a change in sales mix towards higher margin net sales categories, including cloud solutions and services provided by Cardinal and PCM compared to the same period in the prior year.

•

Earnings from operations decreased 11% year to year to $44.4 million in the third quarter of 2019 compared to $49.9 million in the third quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 10% year to year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

Net earnings and diluted earnings per share were $27.1 million and $0.76, respectively, for the third quarter of 2019.  This compares to net earnings of $32.2 million and diluted earnings per share of $0.89 for the third quarter of 2018.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth certain financial data as a percentage of net sales for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.6	86.6	85.3	86.1
Gross profit	14.4	13.4	14.7	13.9
Selling and administrative expenses	11.6	10.5	11.3	10.5
Severance and restructuring expenses and acquisition-related expenses	0.5	—	0.3	0.1
Earnings from operations	2.3	2.9	3.1	3.3
Non-operating expense, net	0.4	0.4	0.3	0.3
Earnings before income taxes	1.9	2.5	2.8	3.0
Income tax expense	0.5	0.7	0.7	0.8
Net earnings	1.4%	1.8%	2.1%	2.2%

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

Net Sales.  Net sales for the three months ended September 30, 2019 increased 9% year over year to $1.91 billion compared to the three months ended September 30, 2018.  Net sales for the nine months ended September 30, 2019 increased 2% year over year to $5.43 billion compared to the nine months ended September 30, 2018.  Our net sales by operating segment were as follows for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
North America	$1,515,162	$1,371,459	10%	$4,163,110	$4,018,605	4%
EMEA	355,708	345,180	3%	1,125,057	1,161,850	(3%)
APAC	41,677	31,087	34%	145,867	150,635	(3%)
Consolidated	$1,912,547	$1,747,726	9%	$5,434,034	$5,331,090	2%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for North America for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change
Hardware	$1,020,083	$953,431	7%	$2,704,212	$2,724,916	(1%)
Software	295,730	259,602	14%	907,683	828,231	10%
Services	199,349	158,426	26%	551,215	465,458	18%
	$1,515,162	$1,371,459	10%	$4,163,110	$4,018,605	4%

  Net sales in North America increased 10%, or $143.7 million, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by the addition of PCM.  Net sales of hardware, software and services increased 7%, 14% and 26%, respectively, year over year.  The net changes for the three months ended September 30, 2019 were the result of the following:

•	The increase in hardware net sales was due primarily to the addition of PCM.
•

The increase in software net sales was due to the addition of PCM, partially offset by continued client migration of software applications to cloud solutions which are recorded net in services net sales.

•	The increase in services net sales was due to the addition of PCM, higher sales of cloud solutions and an increase in Insight delivered services, attributable to our acquisition of Cardinal.

Net sales in North America increased 4%, or $144.5 million, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the addition of PCM.  Net sales of software and services were up 10% and 18%, respectively, year over year, partially offset by a decrease in hardware net sales of 1%, year to year.  The net changes for the first nine months of 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales to large enterprise and corporate clients, partially offset by the addition of PCM.
•

The increase in software net sales was primarily the result of a significant transaction during the first quarter of 2019 with a large enterprise client, in our legacy business, with no comparable transaction in the same quarter in the prior year.  The increase was also due to the addition of PCM.  The increase was partially offset by continued client migration of software applications to cloud solutions which are recorded net in services net sales.

•

The increase in services net sales was due to higher sales of cloud solutions, increase in vendor rebates and an increase in Insight delivered services, attributable to our acquisitions of Cardinal and PCM.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change

Hardware	$137,416	$147,497	(7%)	$451,892	$505,844	(11%)
Software	186,839	168,603	11%	560,073	551,920	1%
Services	31,453	29,080	8%	113,092	104,086	9%
	$355,708	$345,180	3%	$1,125,057	$1,161,850	(3%)

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in EMEA increased 3%, or $10.5 million, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 9%, year over year.  Net sales of hardware declined 7% year to year, while net sales of software and services increased 11% and 8%, respectively, year over year.  The net changes for the three months ended September 30, 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales of networking solutions to large enterprise and corporate clients.
•	The increase in software net sales was due to higher volume of sales to large enterprise and corporate clients and to public sector clients.
•	The increase in services net sales was due primarily to higher sales of cloud solutions and higher volume of Insight delivered services.

Net sales in EMEA decreased 3%, or $36.8 million, in the first nine months of 2019 compared to the first nine months of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 3%, year over year.  Net sales of hardware declined 11%, respectively, year to year, while net sales of software and services increased 1% and 9%, respectively, year over year.  The net changes for the first nine months of 2019 were the result of the following:

•	The decrease in hardware net sales was due primarily to lower volume sales of networking solutions to large enterprise and corporate clients and to public sector clients.
•	The increase in software net sales was due to sales to large enterprise and corporate clients and to public sector clients.
•	The increase in services net sales was due primarily to higher sales of cloud solutions, increased software referral fees and higher volume sales of Insight delivered services.

Our net sales by offering category for APAC for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2019	2018	Change	2019	2018	Change

Hardware	$9,243	$6,041	53%	$25,740	$22,518	14%
Software	19,569	13,099	49%	80,287	91,459	(12%)
Services	12,865	11,947	8%	39,840	36,658	9%
	$41,677	$31,087	34%	$145,867	$150,635	(3%)

Net sales in APAC increased 34%, or $10.6 million, in the third quarter of 2019 compared to the third quarter of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 40%, year over year.  Net sales of hardware, software and services increased by 53%, 49% and 8%, respectively, year over year.  The increase for the three months ended September 30, 2019 were the result of the following:

•	The increase in hardware net sales was primarily due to higher volume sales to large enterprise and corporate clients.
•	The increase in software net sales was primarily due to higher volume sales to large enterprise clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The increase in services net sales was due to higher volume of referral fees and warranty.

Net sales in APAC decreased 3%, or $4.8 million, in the first nine months of 2019 compared to the first nine months of 2018.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 4%, year over year.  Net sales of software declined 12%, year to year, partially offset by an increase in hardware and services net sales of 14% and 9%, respectively, year over year.  The net changes for the first nine months of 2019 were the result of the following:

•	The increase in hardware net sales was a result of higher volume sales to large enterprise and corporate clients.
•	The decrease in software net sales was primarily due to lower volume sales to public sector clients.
•	The increase in services net sales was due to higher volume of referral fees, higher volume of sales of cloud solutions and an increase in Insight delivered services.

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2019 and 2018:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	67%	69%	39%	43%	22%	20%
Software	20%	19%	52%	49%	47%	42%
Services	13%	12%	9%	8%	31%	38%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	65%	68%	40%	44%	18%	15%
Software	22%	21%	50%	48%	55%	61%
Services	13%	11%	10%	8%	27%	24%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 18%, or $41.3 million, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, with gross margin increasing approximately 100 basis points to 14.4% for the three months ended September 30, 2019 compared to 13.4% for the three months ended September 30, 2018.  Gross profit increased 8%, or $60.6 million, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, with gross margin increasing approximately 80 basis points to 14.7% for the first nine months of 2019 compared to 13.9% for the first nine months of 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% of Net Sales	2018	% of Net Sales	2019	% of Net Sales	2018	% of Net Sales
North America	$218,644	14.4%	$179,327	13.1%	$600,310	14.4%	$545,215	13.6%
EMEA	47,891	13.5%	47,234	13.7%	169,324	15.1%	165,248	14.2%
APAC	9,660	23.2%	8,353	26.9%	30,482	20.9%	29,091	19.3%
Consolidated	$276,195	14.4%	$234,914	13.4%	$800,116	14.7%	$739,554	13.9%

North America’s gross profit for the three months ended September 30, 2019 increased $39.3 million, or 22%, compared to the three months ended September 30, 2018.  As a percentage of net sales, gross margin increased approximately 130 basis points to 14.4% for the third quarter of 2019.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in services net sales, typically transacted at higher margins than product net sales, which contributed 99 basis points of the margin expansion combined with an increase in product margin, which includes partner funding and freight, of 36 basis points.

•	The increase in margin from services net sales during the current quarter resulted from a higher volume of Insight delivered services, a higher volume of cloud solutions that are recorded net.
•	The increase in product margin is primarily the result of sales of software at higher margins than in the same period in the prior year and the addition of PCM.

North America’s gross profit for the nine months ended September 30, 2019 increased $55.1 million, or 10%, compared to the nine months ended September 30, 2018.  As a percentage of net sales, gross margin increased approximately 80 basis points to 14.4% for the first nine months of 2019.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in services net sales, which contributed 85 basis points of the margin expansion, partially offset by a net decrease in product margin, which includes partner funding and freight, of 5 basis points.

•

The increase in margin from services net sales during the first nine months of 2019 resulted from a higher volume of Insight delivered services and a higher volume of cloud solutions that are recorded net, combined with higher services vendor reimbursement fees.

•	The decrease in product margin is primarily the result of a reduction in partner funding compared to the same period in the prior year.

EMEA’s gross profit for the three months ended September 30, 2019 increased $657,000, or 1%, year over year (increasing 7% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2018.  As a percentage of net sales, gross margin decreased approximately 20 basis points, year to year.  The year to year net decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 22 basis points combined with a net decrease in services product margin, which declined by 3 basis points.

EMEA’s gross profit for the nine months ended September 30, 2019 increased $4.1 million, or 2% (increasing 9% excluding the effects of fluctuating foreign currency exchange rates), compared to the first nine months of 2018.  As a percentage of net sales, gross margin increased approximately 90 basis points, year over year.  The year over year improvement in gross margin

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

was primarily attributable to an increase in higher margin services net sales, which contributed 73 basis points of the margin expansion, together with a net increase in product margin, which includes partner funding and freight, of 9 basis points.

APAC’s gross profit for the three months ended September 30, 2019 increased $1.3 million, or 16%, compared to the three months ended September 30, 2018 (increasing 21% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin decreased approximately 370 basis points, year to year.  The decrease in gross margin in the third quarter of 2019 compared to the third quarter of 2018 was primarily due to a decrease in product margin, which includes partner funding and freight, of 92 basis points combined with a net decrease in services product margin of 277 basis points.

APAC’s gross profit for the first nine months of 2019 increased $1.4 million, or 5%, compared to the first nine months of 2018 (increasing 11% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 160 basis points, year over year.  The increase in gross margin in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to an increase in mix of cloud solutions recorded net and higher vendor reimbursement fees, which contributed 215 basis points of margin expansion, partially offset by lower margins on hardware, software and Insight delivered services net sales.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $39.1 million, or 21%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Selling and administrative expenses increased $52.0 million, or 9%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Our selling and administrative expenses by major expense type for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Personnel costs, including teammate benefits	$174,598	$144,710	$483,015	$442,028
Depreciation and amortization	10,479	8,708	28,105	26,634
Facility expenses	7,860	6,269	21,042	19,391
Travel and entertainment	7,379	6,454	20,225	19,246
Legal and professional fees	4,583	4,155	12,417	11,673
Marketing	2,507	2,415	7,786	7,768
Other	15,809	11,384	41,177	34,999
Total	$223,215	$184,095	$613,767	$561,739

Selling and administrative expenses increased approximately 120 basis points as a percentage of net sales in the third quarter of 2019 compared to the third quarter of 2018.  The overall net increase in selling and administrative expenses reflects a $29.9 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of PCM in August 2019 and Cardinal in August 2018, and increased variable compensation resulting from increased gross profit in the third quarter of 2019 compared to the third quarter of 2018.

Selling and administrative expenses increased approximately 80 basis points as a percentage of net sales in the first nine months of 2019 compared to the first nine months of 2018.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The overall net increase in selling and administrative expenses reflects an $41.0 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of PCM in August 2019 and Cardinal in August 2018, and increased variable compensation resulting from increased gross profit in the first nine months of 2019 compared to the first nine months of 2018.

Severance and Restructuring Expenses.  During the three months ended September 30, 2019, we recorded severance expense, net of adjustments, of approximately $2.7 million.  During the nine months ended September 30, 2019, we recorded severance expense, net of adjustments, of approximately $3.7 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities and for North America and EMEA, the acquisition of PCM.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made. Comparatively, during the three months ended September 30, 2018, we recorded severance expense, net of adjustments, of approximately $683,000.  For the nine months ended September 30, 2018, we recorded severance expense, net of adjustments, of approximately $2.7 million.

Acquisition-related Expenses.  During the three and nine months ended September 30, 2019, we incurred $5.9 million and $9.1 million, respectively, in direct third-party transaction costs related to the acquisition of PCM, effective August 30, 2019.  Comparatively, during the three and nine months ended September 30, 2018, we incurred $188,000 and $282,000, respectively, in direct third-party transaction costs related to the acquisition of Cardinal in 2018.

Non-Operating (Income) Expense.

Interest Income.  Interest income for the three and nine months ended September 30, 2019 and 2018 was generated from interest earned on cash and cash equivalent bank balances.  The increase in interest income year over year was primarily due to higher average interest-bearing cash and cash equivalent balances and to higher interest rates during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

Interest Expense.  Interest expense primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and our convertible senior notes.  Interest expense for the three months ended September 30, 2019 increased 32%, or $2.0 million, compared to the three months ended September 30, 2018.  Interest expense for the nine months ended September 30, 2019 increased 2%, or $262,000, compared to the nine months ended September 30, 2018.  These increases were due primarily to higher average daily balances on our debt facilities combined with higher interest rates. Imputed interest under our inventory financing facilities was $2.7 million and $8.6 million for the three and nine months ended September 30, 2019, respectively, compared to $2.9 million and $7.8 million for the three and nine months ended September 30, 2018, respectively.  The increase for the nine months ended September 30, 2019 was a result of a higher average incremental borrowing rate used to compute the imputed interest amounts compared to the prior year period.  Imputed interest under our convertible senior notes was $1.2 million for each of the three and nine months ended September 30, 2019.  For a description of our various financing facilities and our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

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

Income Tax Expense.  Our effective tax rate of 27.2% for the three months ended September 30, 2019 was higher than our effective tax rate of 25.6% for the three months ended September 30, 2018. The increase in our effective tax rate for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was due primarily to non-deductible acquisition-related expenses recorded in the current quarter.

Our effective tax rate of 25.4% for the nine months ended September 30, 2019 was lower than our effective tax rate of 25.8% for the nine months ended September 30, 2018.  The decrease in our effective tax rate for the first nine months of 2019 compared to the first nine months of 2018 was due primarily to the increased recognition of tax benefits related to research and development activities during 2019 compared to 2018, partially offset by non-deductible acquisition-related expenses.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$168,595	$247,241
Net cash used in investing activities	(681,209)	(87,505)
Net cash provided by (used in) financing activities	514,442	(152,103)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(3,960)	(2,434)
(Decrease) increase in cash, cash equivalents and restricted cash	(2,132)	5,199
Cash, cash equivalents and restricted cash at beginning of period	144,293	107,445
Cash, cash equivalents and restricted cash at end of period	$142,161	$112,644

Cash and Cash Flow

•	Our primary uses of cash during the nine months ended September 30, 2019 were to finance the acquisition of PCM, for capital expenditures, as well as funding our working capital requirements.
•	Operating activities provided $168.6 million in cash during the nine months ended September 30, 2019, compared to $247.2 million during the nine months ended September 30, 2018.
•

We had net repayments under our inventory financing facilities of $96.5 million during the nine months ended September 30, 2019, compared to net repayments of $81.9 million during the nine months ended September 30, 2018.

•	We received net proceeds of $341.3 million from the issuance of our convertible senior notes during the nine months ended September 30, 2019.
•

In connection with the issuance of our convertible senior notes, we entered into certain convertible note hedge and warrant transactions with respect to our common stock.  We paid approximately $66.3 million for the convertible note hedge transaction using proceeds from the convertible senior notes offering.

•	In addition, we received aggregate proceeds of approximately $34.4 million for the sale of related warrants.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

In August 2019, we terminated our senior revolving credit facility and ABS facility and entered into a new ABL revolving credit facility.  Net repayments of the senior revolving credit facility and ABS facility combined during the nine months ended September 30, 2019 were $194.0 million.  Net borrowings under the ABL revolving credit facility during the nine months ended September 30, 2019 were $532.2 million.

•	We paid $660.9 million, net of cash and cash equivalents acquired, for PCM in August 2019. We also paid an additional $3.4 million in the first half of 2019 related to the Cardinal acquisition.
•	Capital expenditures were $16.9 million and $13.0 million in the nine months ended September 30, 2019 and September 30, 2018, respectively.
•

During the nine months ended September 30, 2019, we repurchased an aggregate of $27.9 million of our common stock, using proceeds from the convertible notes offering, under a previously announced repurchase program compared to $22.1 million during the nine months ended September 30, 2018.

•

Cash, cash equivalents and restricted cash balances in the nine months ended September 30, 2019 and 2018 were negatively affected by $4.0 million and $2.4 million, respectively, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months.

Net cash provided by operating activities

•	Cash flow from operating activities in the first nine months of 2019 was $168.6 million compared to $247.2 million in the first nine months of 2018.
•

The anticipated decreases in accounts receivable and accounts payable reflects the seasonal decrease in net sales from the fourth quarter to the third quarter, which results in lower accounts receivable and accounts payable balances as of September 30, compared to December 31.

•

The significant increases in both other assets and accrued expenses and other liabilities for the nine months ended September 30, 2019 resulted from a single significant transaction in 2019 with no comparable activity in the prior year.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2019	2018
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	111	89
Days inventory outstanding (“DIOs”) (b)	11	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(80)	(61)
Cash conversion cycle (days) (d)	42	38

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.

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

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 42 days in the third quarter of 2019, up four days from the third quarter of 2018.
•

The net changes were a result of a 22 day increase in DSOs primarily due to the inclusion of acquired PCM accounts receivable balances and the relative timing of sales during the respective quarters, a one day increase in DIOs and a 19 day increase in DPOs as a result of including assumed PCM accounts payable balances.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2019 in excess of working capital needs to pay down our debt balances and to support our capital expenditures for the year.
•	We also may use cash to fund potential acquisitions to add select capabilities within our current geographic operating segments.

Net cash used in investing activities

•

Cash used in acquisitions, net of cash and cash equivalents acquired was $660.9 million related to the acquisition of PCM in August 2019 and an additional $3.4 million related to net working capital and tax adjustments for the acquisition of Cardinal paid in the first half of 2019.

•	Capital expenditures were $16.9 million and $13.0 million for the nine months ended September 30, 2019 and 2018, respectively.
•

We expect capital expenditures for the full year 2019 to be between $70.0 million and $75.0 million, primarily for the purchase of real estate in the fourth quarter as well as technology-related upgrade projects.

Net cash provided by (used in) financing activities

•	We received net proceeds of $341.3 million from the issuance of our convertible senior notes during the nine months ended September 30, 2019.
•

In connection with the issuance of our convertible senior notes, we entered into certain convertible note hedge and warrant transactions with respect to our common stock.  We paid approximately $66.3 million for the convertible note hedge transaction using proceeds from the convertible senior notes offering.

•	In addition, we received aggregate proceeds of approximately $34.4 million for the sale of related warrants.
•

During the nine months ended September 30, 2019, we had net combined borrowings under our ABL facility that increased our outstanding long-term debt balance by $532.2 million.  The proceeds were used in part to repay and terminate our senior revolving and ABS facilities.

•	During the nine months ended September 30, 2019, we had net combined repayments under our senior revolving facility and our ABS facility that decreased

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

our outstanding long-term debt balance by $194.0 million.  Comparatively, during the nine months ended September 30, 2018, we had net combined repayments under our senior revolving credit facility and our ABS facility that decreased our outstanding long-term debt balance by $41.3 million, including scheduled amortization payments under our TLA.

•

We had net repayments under our inventory financing facilities of $96.5 million during the nine months ended September 30, 2019 compared to $81.9 million during the nine months ended September 30, 2018.

•

During the nine months ended September 30, 2019 we repurchased an aggregate of $27.9 million of our common stock, using proceeds from our convertible notes offering, under a previously announced repurchase program.  Comparatively, we repurchased an aggregate of $22.1 million of our common stock under the same previously announced repurchase program during the nine months ended September 30, 2018.

Financing Facilities

Our debt balance as of September 30, 2019 was $836.9 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2019, no such events have occurred.
•

Our ABL revolving credit facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.

•	The credit agreement contains customary affirmative and negative covenants and events of default.
•	At September 30, 2019, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $450.0 million, of which $207.7 million was outstanding at September 30, 2019.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of September 30, 2019, we had approximately $120.2 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in the Netherlands, Canada, the United Kingdom and Australia.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Contractual Obligations

Except as described below, there have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

During the third quarter of 2019 we restructured our debt facilities.  These changes have resulted in changes to our contractual obligations as of September 30, 2019.  As of September 30, 2019 we had $553.0 million due on our ABL revolving credit facility in August 2024 and $350.0 million of principal due on the senior convertible notes in February 2025.  We estimate making interest payments of $18.5 million in each of 2020 through 2023, and $17.0 million in the eleven months from October 1, 2023 to August 30, 2024, based on the current debt balance at September 30, 2019 of $553.0 million under our ABL revolving credit facility, using the weighted average interest rate for the quarter ended September 30, 2019 of 3.35% per annum.  We estimate making interest payments of $2.6 million in each of 2020 through 2024, and $984,000 in the four and a half months from October 1, 2024 to February 15, 2025, based on the principal debt balance at September 30, 2019 of $350.0 million under our convertible senior notes, using the weighted average interest rate for the quarter ended September 30, 2019 of 0.75% per annum.

INSIGHT ENTERPRISES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of September 30, 2019, the fair market value of our convertible senior notes was $361.6 million. For additional information about our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  We completed the acquisition of PCM on August 30, 2019. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of September 30, 2019 did not include an assessment of controls and procedures of PCM, which is included in the consolidated financial statements as of September 30, 2019.

Change in Internal Control over Financial Reporting

Except as described below, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, on August 30, 2019 we completed the acquisition of PCM.  We are currently integrating PCM into our control environment.  In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the PCM business, which is expected to be completed in the year ended December 31, 2020.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018, those set forth in our Current Report on Form 8-K filed on June 24, 2019 relating to the PCM acquisition and those listed below, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

The senior convertible notes (the “notes”) are effectively subordinated to the Company’s secured debt and are structurally subordinated to any liabilities of our subsidiaries, other than the subsidiary guarantor.

The notes will be senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including all amounts outstanding under our inventory financing facilities and the ABL revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of our subsidiaries (including trade payables, obligations under our inventory financing facilities and ABL revolving credit facility), other than the subsidiary guarantor. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt that is senior or equal in right of payment to the notes (including all amounts outstanding under our inventory financing facilities and ABL revolving credit facility) will be available to pay obligations on the notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries (other than the subsidiary guarantor) will be available to pay obligations on the notes only after all claims senior to the notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding. The indenture governing the notes will not restrict us from incurring additional senior debt or secured debt, nor does it restrict any of our subsidiaries, including the subsidiary guarantor, from incurring additional liabilities, and we may incur any such debt or liabilities without any consent of holders of the notes.

The debt may restrict the Company’s future operations and impair its ability to meet business obligations under the notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under our inventory financing facilities and the ABL revolving credit facility, and the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We

INSIGHT ENTERPRISES, INC.

may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

In addition, our level of indebtedness could have important consequences. It could make it more difficult for us to satisfy our financial obligations, including those under the notes, requires us to use portions of our cash flow to pay interest, exposes us to fluctuations in interest rates under our financing facilities and could make us vulnerable to economic downturns and adverse developments in our business and industry. In addition, we may be unable to comply with financial or other restrictive covenants in our financing facilities. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

The conditional conversion feature of the notes, if triggered, may adversely affect the Company’s financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on the Company’s reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the notes. As a result, we record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash at the election of the issuer and are in the money at the reporting date may be included in the treasury stock method under Accounting Standards Codification 260, Earnings Per Share. To the extent that the conversion value of the notes exceeds their principal amount, the shares issuable upon conversion of such notes are included in the calculation of diluted earnings per share thus increasing the number of shares included in this calculation. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are required to include the notes in the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

INSIGHT ENTERPRISES, INC.

Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock units, upon conversion of the notes and in connection with the warrants to be issued in connection with the convertible note hedge and warrant transactions. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

The Company is subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2019 other than as reported in our Current Reports on Form 8-K filed with the SEC on August 15, 2019 and August 23, 2019 in connection with our offering of convertible senior notes.  We issued the convertible senior notes to the initial purchasers of the notes in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the convertible senior notes were resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act.  We issued the warrants to the option counterparties in connection with related convertible note hedge and warrant transactions in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.

INSIGHT ENTERPRISES, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$—	—	$27,931,000
August 1, 2019 through August 31, 2019	541,117	51.56	541,117	32,000
September 1, 2019 through September 30, 2019	—	—	—	32,000
Total	541,117	$51.56	541,117

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock.  Repurchases during the quarter ended September 30, 2019 are reflected in the table above.  All shares repurchased during the three months ended September 30, 2019 were retired.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM*	8-K	000-25092	2.1	June 24, 2019
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee.	8-K	000-25092	4.1	August 15, 2019
10.1	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of August 9. 2019, by and among Insight Enterprises, Inc. Insight Direct (UK), Ltd. And Insight Enterprises B.V., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	August 12, 2019
10.2	Amendment No. 4 to the Second Amended and Restated Credit Agreement and Reaffirmation Agreement, dated as of August 9, 2019, by and among Calence, LLC, Insight Direct USA, Inc. and Insight Public Sector, Inc. as Resellers, the guarantors party thereto Wells Fargo Capital Finance, LLC, as administrative agent, syndication agent , and collateral agent, and the lenders party thereto.	8-K	000-25092	10.2	August 12, 2019
10.3	Letter Agreement to the Commitment Letter, dated as of August 12, 2019, by and among Insight Enterprises, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Bank of America, N.A.	8-K	000-25092	10.3	August 12, 2019
10.4	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. **	8-K	000-25092	10.1	August 30, 2019
10.5	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019
10.6	Form of Warrant Confirmation.	8-K	000-25092	10.2	August 15, 2019

INSIGHT ENTERPRISES, INC.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

*

Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish copies of any such schedules (or similar attachments) to the SEC upon request.

**	Schedules and exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits to the SEC upon request.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2019	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)