Form 10-K
period 2019-12-31
INSIGHT ENTERPRISES INC
filed 2020-02-21
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/ X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2019

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,046,698,623.

The number of shares outstanding of the registrant’s common stock on February 7, 2020 was 35,264,486.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2019

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; the expected effects of seasonality on our business; expectations of further consolidation in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; our expectations regarding completion of the PCM integration; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following:

•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;
•	risks associated with the integration and operation of acquired businesses, including achievement of expected benefits;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	the risks associated with our international operations;
•	general economic conditions, economic uncertainties and changes in geopolitical conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	cyberattacks or breaches of data privacy and security regulations;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;

INSIGHT ENTERPRISES, INC.

•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	our substantial amount of indebtedness;
•	the conditional conversion feature of the notes, if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on the Company’s reported financial results;
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock;
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions; and
•	risks associated with the discontinuation of LIBOR as a benchmark rate.

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

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2019 Consolidated Net Sales
North America	United States and Canada	78%
EMEA	Europe, Middle East and Africa	20%
APAC	Asia-Pacific	2%

*

Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed its initial public offering in 1995.  Our corporate headquarters are located in Tempe, Arizona.  From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998.  Through a combination of acquisitions and organic growth, we continued to increase our geographic coverage and expand our technical capabilities.  Our acquisitions were as follows:

Prior to 2015 we acquired Software Spectrum, Inc. (2006), Calence, LLC (2008), MINX Limited (2008), Ensynch, Inc. (2011), Inmac GmbH (2012) and Micro Warehouse BV (2012).

Our acquisitions from 2015 through today were as follows:

•

2015 – Acquired BlueMetal Architects, Inc. (“BlueMetal”), an interactive design and technology architecture firm, and strengthened our digital innovation services capabilities in the area of application design, mobility and big data;

•

2016 – Acquired Ignia, Pty Ltd (“Ignia”), and expanded our global footprint in the areas of application design, digital solutions, cloud, mobility and business analytics, while also building on our ability to bring digital innovation solutions to our clients in APAC;

•

2017 – Acquired Datalink Corporation (“Datalink”) and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center transformation solutions to clients on premise or in the cloud.  Additionally, we acquired Caase Group B.V. (referred to herein as, “Caase.com”) and strengthened our ability to deliver cloud and data center solutions to our clients in EMEA;

•	2018 – Acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider and strengthened our digital innovations capabilities; and
•

2019 – On August 30, 2019, we acquired PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services which complemented our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space primarily in North America.

Our Purpose and Values

Our purpose: “We build meaningful connections to help businesses run smarter.”  We live by our core values of Hunger, Heart and Harmony, which set the tone for our business and define who we are.

INSIGHT ENTERPRISES, INC.

Our core values are:

Hunger – Our insatiable desire to create new opportunities for our clients and our business is apparent in everything we do.

Heart – We seek to have a positive impact in the lives of the people we serve by putting our clients, partners and teammates first.

Harmony – We invite perspective, and we consistently celebrate each other’s unique contributions as we work together to bring the best solutions to our clients.

We believe that these values strengthen the overall Insight experience for our clients, partners and teammates (we refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”).

Our Market

The worldwide total addressable market for information technology is forecasted to be $3.7 trillion annually according to Gartner, a leading IT research and advisory company.  Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 20% of the worldwide total addressable market.  We believe our addressable worldwide market in the indirect sales IT channel represents approximately $671 billion in annual sales and for the year ended December 31, 2019, our net sales of $7.7 billion represented approximately 1% of that highly diverse market.  We believe that we are well positioned in this highly fragmented global market with locations in 21 countries and our deep experience delivering IT hardware, software and services solutions across the globe.

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

Insight’s Strategic Assets are a Platform for Growth

•

Culture, people and leadership – we have many teammates on one global team who live by our core values; we show hunger, heart and harmony in everything we do. We put people first, believing that technology can connect people in powerful ways.

•	Innovation led solution area expertise –
o

Software DNA – we understand complex software licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of license consulting and optimization services.

o

Data center transformation skills – in support of our long-term strategy, we acquired Datalink (2017, U.S.) and Caase.com (2017, Netherlands), providers of IT services, cloud and enterprise data center solutions. This added deep technical expertise and complementary services offerings to our internally developed solutions and increased our addressable market opportunity in hybrid cloud and other high-growth data center categories.

o

Next-generation tech skills – we quickly adapt to new technology trends and innovation, investing internally to advance our technical capabilities while at the same time making strategic acquisitions that establish us as thought leaders, with scale and reach, around emerging market trends.  Annually, we gather thought leaders from our technical expert pool to share best practices through peer led learning sessions.  The BlueMetal (2015, U.S.), Ignia (2016, Australia) and Cardinal (2018, U.S.) acquisitions are examples of

INSIGHT ENTERPRISES, INC.

acquisitions that have given us global capabilities to support our clients as they look to accelerate in the digital world.
o

App development and Internet-of-Things (“IoT”) expertise – we were recognized as Microsoft’s Worldwide Partner of the Year for IoT as well as Mobile App Development in 2018 and 2017.  That expertise combined with our hardware and software expertise, makes us well-positioned to deliver holistic connected product and IoT solutions.

•

Global reach and scale – we have the capabilities to serve clients across the globe with hardware, software provisioning and related services, and with integrated technology solutions in multiple countries directly or through our partner network.

•

Diverse partner relationships – we have a multi-partner approach and have deep relationships with leading product manufacturers, software publishers and distribution partners, as well as emerging cloud and other technology partners, to service our global portfolio of commercial and public sector clients with the integrated IT solutions that make the most sense for their IT environments.

•

Operational rigor and financial health – we offer efficient supply chain execution, as well as product fulfillment, logistics capabilities, management tools and technical expertise.  We also have a track record for successfully integrating mergers and acquisitions to accelerate growth.

Our Business Strategy

A client’s information technology services needs span an array of business priorities including modern infrastructure and cloud options, workforce productivity initiatives, and leveraging IT to differentiate from their competitors.  We believe our four solution areas effectively represent the areas that our clients care about most and are designed to allow our clients, and the different decision makers within our clients, to interact with us in multiple ways, whether acquiring a hardware or software asset, implementing public cloud or as-a-service workplace solutions, designing a next generation or hybrid cloud data center, or leveraging sophisticated IoT and artificial intelligence solutions to improve their clients’ experience.  At each connection point, we provide technical expertise and advisory services to our clients.

INSIGHT ENTERPRISES, INC.

Our go to market framework for our four solution areas, built on thirty years of broad IT experience combined with strategic acquisitions, new services development and deep partner relationships, uniquely positions us to help our clients manage their business today and also transform to meet their needs for tomorrow.  Our expertise is deep across these key solutions areas:

Digital Innovation – We leverage emerging technologies to build innovative applications to improve clients’ business performance, engage customers and uncover new revenue streams.  We help our clients innovate smarter.

Cloud and Data Center Transformation – We help businesses modernize and secure critical platforms to transform IT. Through end-to-end services from architecture through management, we help leverage the right platforms to increase agility and support innovation.

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

Each of our solution areas represents a discrete area of growth for our business and when connected to each other, they provide a platform for our clients to leverage our breadth of expertise to solve their most relevant business challenges from IT supply chain to optimizing performance in the digital world.  Our strategy is to increase our penetration with new and existing clients within the four solution areas across our geographic footprint in North America, EMEA and APAC. Our offerings within the solution areas include hardware and software products from market leading and emerging manufacturer brands, sold separately or combined into branded solutions with Insight delivered professional or managed services.  We can serve clients directly in our markets or serve a single client globally where they can enjoy a common experience across our footprint.  To execute our strategy, we employ centralized and field-based sales, engineering, and services resources to connect with our clients.  We also have invested in approximately 1,000 technical engineers, architects and software developers who create and deliver integrated IT solutions to our clients globally, an asset that we believe differentiates us in the marketplace.

Our unique solution area go to market strategy is supported by a strong operational platform that includes scalable IT and e-commerce systems and processes, robust digital marketing capabilities, and a culture of continuous business process transformation and automation.

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
•

A similar online experience and capabilities for our larger enterprise clients with added IT as-a-service broker capabilities allowing larger IT organizations to centrally provide cloud offerings while maintaining the manageability and visibility they require.

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

Our Offerings

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.  On a consolidated basis, hardware, software and services represented approximately 60%, 27% and 13%, respectively, of our net sales in 2019.  This compares to 61%, 27% and 12%, respectively, of our net sales in 2018 and 58%, 32% and 10%, respectively, of our consolidated net sales in 2017.  Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Services Solutions Offerings

We have developed solutions that integrate hardware, software and services to help businesses run smarter within our key solutions areas.  Our core solutions include:

Digital Innovation – Our clients are looking for business outcomes, whether they are trying to improve their customer engagement, enable their workforce, or improve their operations, our clients face strong competition and digital disruption throughout their industries.  We help our clients leverage technology to digitally transform their businesses.  Our digital innovation solutions build upon our deep expertise in public cloud, IoT, mobility, big data and artificial intelligence as well as our extensive project management and organizational change management capabilities to ensure success across our clients’ digital transformation journeys.

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

Cloud and Data Center Transformation – Consumption-based models and technology convergence are reinventing decades-old approaches to IT infrastructure. We assess, align, manage and secure our clients’ data and workloads, defining and executing platform strategies for optimized IT environments. Our end-to-end services empower companies to effectively leverage technology solutions to overcome challenges, support growth and innovation, reduce risk, and transform the business.

•

Data center and cloud transformation: Modernizing and optimizing IT across the business. Our services span hybrid cloud, migration and consolidation, workload-platform alignment, converged/hyperconverged solutions, and software-defined data center.

•

Data platform modernization: Improving how data is stored, protected, consumed, analyzed and restored. We address data protection, backup to cloud — independent software vendor, business continuity and disaster recovery, artificial intelligence/machine learning private infrastructure and graphics processing unit acceleration, and data security.

•

Integrated network and security: Securing networks and data, including cloud. Our focus areas are security operations and controls, compliance and governance, cloud security, micro-segmentation, and software-defined networking in a wide area network and SD fabric.

•

Comprehensive services:  Our consulting services, professional services, managed services and support services help clients throughout transformation, with advisory, technical needs, 24/7/365 monitoring, residencies and more.

Connected Workforce – The consumerization of IT, increase in the millennial population and proliferation of alternate work models is transforming the workplace.  We provide our clients’ workforces with solutions to enable and enhance employee productivity and retention.  We offer a full range of services to clients including discovery, transformation, adoption and management.  We deliver managed solutions in three domains:

•

Digital Workplace: Desktop, notebook, tablet and mobile devices coupled with cloud-based productivity software, deployed via an “over the air” model and remotely managed by Insight’s 24x7 Service Desk.

•

Collaboration: Digital collaboration software suites coupled with technology-enabled “huddle spaces" that enable teams to seamlessly collaborate across functional areas and geographies.  We deliver managed solutions spanning messaging, voice, video and content management.

•	Workplace Services: Full support of end users and their technology including deskside support, remote service desk, automated self-service and self-healing solutions.

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

INSIGHT ENTERPRISES, INC.

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

We operate under a single, standardized IT system across North America and APAC and a separate, single IT system platform in all countries in our EMEA operations.  We are currently integrating the PCM business to our IT system platforms.  We plan to migrate our EMEA operations to the same IT system used in North America and APAC.

For a discussion of risks associated with our IT systems, see “Risk Factors – Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

Our Competition

The IT hardware, software and services industry is very fragmented and highly competitive.  Our competition includes:

•	Solution providers, value-added resellers and direct marketers such as CDW, Zones, Connection, SHI, Softchoice, Systemax, Computacenter, Bechtle, SoftwareONE, Comparex, and Crayon;
•	Systems integrators such as ePlus, Presidio, World Wide Technology, Perficient and Accenture;

INSIGHT ENTERPRISES, INC.

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

Our Partners

We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace.  During 2019, we purchased products and software from approximately 4,500 partners.  Approximately 62% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors.  Purchases from Microsoft and Tech Data (a distributor) accounted for approximately 12% each, of our aggregate purchases in 2019.  No other partner accounted for more than 10% of purchases in 2019.  Our top five partners as a group for 2019 were Microsoft, Tech Data (a distributor), Cisco Systems, HP Inc. and Dell, and approximately 61% of our total purchases during 2019 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

During 2019, sales of Microsoft and Dell products accounted for approximately 16% and 11%, respectively, of our consolidated net sales.  No other manufacturer’s or publisher’s products accounted for more than 10% of our consolidated net sales in 2019.  Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 51% of Insight’s consolidated net sales during 2019.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses.  We have invested in our digital marketing capabilities over the past three years.  These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions.  We believe that we are emerging as a leader in our industry as we consistently outpace our competition in digital marketing.  We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us.  We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback.  Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

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

Our Teammates

As of December 31, 2019, we employed 11,261 teammates, of whom 3,193 were engaged in sales related activities, 3,961 were engaged in management, support services and administration activities, 3,822 were skilled, certified consulting and service delivery professionals and 285 were engaged in distribution activities.  Our teammates in the United States are not represented by a labor union.  Our workforces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships.  We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.

Our Seasonality

We experience some seasonal trends in our sales of hardware, software and services.  For example:

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

INSIGHT ENTERPRISES, INC.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the reports filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our web site at www.insight.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.  The information contained on our web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue.  There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions or higher sales of services, which are typically at higher gross margins, or otherwise.  Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins or inventory impairment charges, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

The acquisition, integration and operation of acquired businesses, including PCM, may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product offerings and customer base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse customer reactions.  In addition, integration of an acquired business, such as PCM, involves

INSIGHT ENTERPRISES, INC.

numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition.  The continued integration activities of the acquired businesses into our business is difficult and time consuming, particularly with the integration of a company the size of PCM, and we may be unable to achieve expected synergies and operating efficiencies over the long term.  We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

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

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.  Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC.  In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships.  In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally.  The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•	political or economic instability;
•	changes in governmental regulation or taxation (foreign and domestic);
•	currency exchange fluctuations;
•	changes in import/export laws, regulations and customs and duties and tariffs (foreign and domestic);
•	trade restrictions (foreign and domestic);
•	difficulties of conducting business, managing operations, and costs of staffing in certain foreign countries;
•	work stoppages or other changes in labor conditions;
•	taxes and other restrictions on repatriating foreign profits back to the United States;
•	extended payment terms;
•	seasonal reductions in business activity in some parts of the world; and
•	natural disasters, terrorism, civil unrest, public health concerns (including health epidemics or outbreaks of communicable diseases such as the coronavirus) and other geopolitical uncertainties.

INSIGHT ENTERPRISES, INC.

In addition, changes in policies and/or laws of the United States or foreign governments, including data privacy restrictions such as the General Data Protection Regulation (“GDPR”) resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations, limitations on business operations, or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our business, financial condition and results of operations.

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

Political developments, economic instability or natural disasters impacting international trade, including continued uncertainty surrounding the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”) and, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive sentiment that weakens demand for our products and services.  Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the United Kingdom and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.

We may face risks related to health epidemics or outbreaks of communicable diseases. For example, there have been recent outbreaks in several countries, including China, of the highly transmissible and pathogenic coronavirus.  The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries.  Since some of our business partners’ and our operations are in China and other Asian countries, an outbreak of communicable diseases in Asia or elsewhere, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect our business, supply chain, financial

INSIGHT ENTERPRISES, INC.

condition or results of operations.  Additionally, an outbreak could significantly disrupt our business by limiting our ability to travel or adversely impact the ability of our manufacturers, publishers and distributors to ship materials, thereby forcing temporary disruption in the availability of products that we sell to our clients.

Our acquisition strategy may increase our outstanding debt and interest expense and decrease the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition.  To fund our acquisition initiatives, we increase our total borrowings from time to time, such as with the PCM acquisition.  These additional borrowings have the effect of increasing our future interest expenses and require escalating amortization payments.  Additionally, certain of our financing facilities have interest rates that vary based on market conditions and on utilization, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.

Our financing facilities contain covenants that we must comply with in order to avoid an occurrence of an event of default.  The covenants include, among other things, limitations on the payment of dividends and compliance with certain minimum fixed charge ratio and minimum receivables requirements, as well as meeting monthly, quarterly and annual reporting requirements.  Our ability to maintain compliance with our financial covenants and to make scheduled payments on our financing facilities depends on our financial and operating performance.  If we were unable to maintain compliance or to repay the borrowed amounts, the lenders under our financing facilities could declare an event of default and demand payment within a specified period of time.

Cyberattacks and breaches in the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.  We are dependent upon automated information technology processes.  Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases.  As part of our normal business activities, we collect and store certain proprietary and confidential information, including information about teammates and information about partners and clients which may be entitled to protection under a number of regulatory regimes.  In the course of normal and customary business practice, we may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from breaches in security, including those from human error, negligence or mismanagement or from illegal or fraudulent acts, such as cyberattacks.

The evolving nature of threats to data security, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, make it increasingly challenging to anticipate and adequately mitigate these risks.  Any failure on the part of us or our vendors to maintain the security of data we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.  Malicious individuals or organizations may attempt to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns.  Such individuals or organizations also may develop or deploy viruses, worms, ransomware or otherwise exploit security vulnerabilities of our systems or our product offerings, or attempt to fraudulently induce our employees, customers or others to disclose passwords or other sensitive information or unwittingly provide access to our systems or data. Cyberthreats, data breaches, malware and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error could disrupt the security of our systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, resulting in

INSIGHT ENTERPRISES, INC.

compromise of confidential or technical business information harming our reputation and competitive position.

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

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses.  We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients.  Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which affects our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings.  If our current technology is determined to have a shorter economic life or the value of our current system is impaired, or necessary improvements to our technology are significantly delayed, we could incur additional expense and/or charges.  The continuing development of our IT systems is crucial for our success.  Accordingly, some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. In addition, we plan to migrate our EMEA operations to the same IT system used in North America and APAC.  There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties.  In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to risks from legal proceedings and client audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.  We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.  Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities in the ordinary course of our business.  We also are subject to and currently engage in audits by various vendor partners and large customers, including government agencies, relating to purchases and sales under various contracts.  In addition, we are subject to indemnification claims under various contracts.  Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome.  Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, including data privacy restrictions such as the GDPR or the California Consumer Privacy Act (“CCPA”), anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent

INSIGHT ENTERPRISES, INC.

from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against teammates, contractors, or agents violating such laws and regulations or our policies and procedures.

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

•	tax effects related to acquisition accounting; and
•	resolutions of issues arising from tax examinations and any related interest or penalties.

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

We have a substantial amount of indebtedness, which could have important consequences to our business.  We have a substantial amount of indebtedness.  As of December 31, 2019, we had $859.4 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $253.7 million of obligations outstanding under our inventory financing agreements.  We also have the ability to borrow an additional $629.3 million under our senior secured credit facility.  Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•

requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business;
•	limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•	placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
•	increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•

limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.

The conditional conversion feature of the notes, if triggered, may adversely affect the Company’s financial condition and operating results.  In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option.  If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than

INSIGHT ENTERPRISES, INC.

paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.  In addition, even if holders of notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net current assets.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on the Company’s reported financial results.  Under Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options,” an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost.  The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as debt discount for purposes of accounting for the debt component of the notes.  As a result, we record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes.  We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

In addition, under certain circumstances, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash at the election of the issuer and are in the money at the reporting date may be included in the treasury stock method under ASC 260, “Earnings Per Share.”  To the extent that the conversion value of the notes exceeds their principal amount, the shares issuable upon conversion of such notes are included in the calculation of diluted earnings per share thus increasing the number of shares included in this calculation.  We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method.  If we are required to include the notes in the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.  In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital.  In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock units, upon conversion of the notes and in connection with the warrants to be issued in connection with the convertible note hedge and warrant transactions.  We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock.  The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

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

INSIGHT ENTERPRISES, INC.

The Company may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. The Company has outstanding debt with variable interest rates based on LIBOR, and it is anticipated that LIBOR will be discontinued as of the year ending 2021. The expected discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could have an impact on and risk to the Company if not completed in a timely manner. The Company’s current material loan documents include an alternative benchmark interest rate.  At this time, however, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates in the future. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. In addition, any changes to benchmark rates in the future may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

Item 1B.  Unresolved Staff Comments

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 2.  Properties

Our principal executive offices are located in Tempe, Arizona.  At December 31, 2019, we owned or leased approximately 2.3 million square feet of office and warehouse space, and, while approximately 73% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 10 countries in EMEA and we lease office facilities in eight countries in APAC.  We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.

Information about significant sales, distribution, services and administration facilities in use as of December 31, 2019 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	El Segundo, California, USA	Sales and Administration	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Lewis Center, Ohio, USA	Services, Distribution and Administration	Own
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC and during the fourth quarter of 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global headquarters.  A portion of the client support center that we own in Tempe, Arizona (included in the table above) is currently leased to TTEC, formerly known as Direct Alliance Corporation, a discontinued operation that was sold to a third party in 2006.  For additional information on property and equipment and operating leases, see Notes 4 and 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market.  As of February 7, 2020, we had 35,264,486 shares of common stock outstanding held by 48 stockholders of record.  This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2019.

See further information on our share repurchase programs in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index).  The graph assumes that $100 was invested on December 31, 2014 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our common stock.  Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2014	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$97.00	$156.00	$148.00	$157.00	$271.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	100.00	114.00	138.00	130.00	171.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	91.00	105.00	151.00	141.00	259.00

INSIGHT ENTERPRISES, INC.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.  The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2019 is derived from our audited consolidated financial statements.  The consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)(2)(3)
Net sales	$7,731,190	$7,080,136	$6,703,623	$5,485,515	$5,373,090
Costs of goods sold	6,593,092	6,086,418	5,785,053	4,742,413	4,656,758
Gross profit	1,138,098	993,718	918,570	743,102	716,332
Operating expenses:
Selling and administrative expenses	880,737	756,529	723,328	585,243	584,906
Severance and restructuring expenses	5,425	3,424	9,002	4,580	4,907
Loss on sale of foreign entity	—	—	3,646	—	—
Acquisition-related expenses	11,342	282	3,329	4,447	—
Earnings from operations	240,594	233,483	179,265	148,832	126,519
Non-operating (income) expense:
Interest expense, net	28,478	21,737	17,965	7,562	6,441
Other expense (income)	400	(156)	2,202	1,812	902
Earnings before income taxes	211,716	211,902	159,098	139,458	119,176
Income tax expense	52,309	48,225	68,415	54,768	43,325
Net earnings	$159,407	$163,677	$90,683	$84,690	$75,851
Net earnings per share:
Basic	$4.49	$4.60	$2.54	$2.35	$2.00
Diluted	$4.43	$4.55	$2.50	$2.32	$1.98
Shares used in per share calculations:
Basic	35,538	35,586	35,741	36,102	37,984
Diluted	35,959	36,009	36,207	36,438	38,275

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$1,164,504	$801,915	$804,369	$544,943	$543,534
Total assets	4,178,179	2,775,947	2,685,651	2,219,300	2,014,017
Short-term debt, including finance leases and other financing obligations (4)	1,691	1,395	16,592	480	1,535
Long-term debt, including finance leases and other financing obligations (4)	857,673	195,525	296,576	40,251	89,000
Stockholders’ equity	1,160,318	986,989	843,469	713,443	685,742
Cash dividends declared per common share	—	—	—	—	—

INSIGHT ENTERPRISES, INC.

(1)

Our consolidated statements of operations data includes results of the following acquisitions from their respective dates of acquisition: PCM from August 30, 2019, Cardinal from August 1, 2018, Caase.com from September 26, 2017, Datalink from January 6, 2017, Ignia from September 1, 2016 and BlueMetal from October 1, 2015.

(2)	Our consolidated statement of operations for 2019 and 2018 includes the impact of adopting ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”).

(3)

Our consolidated statements of operations for 2017 through 2019 include the impact of U.S federal tax reform that was enacted in December 2017 as part of the U.S Tax Cuts and Jobs Act.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)

Excludes obligations under our inventory financing facilities of $253.7 million, $304.1 million, $319.5 million, $154.9 million and $106.3 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.  We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest payments due under these facilities.  These amounts are classified separately as accounts payable-inventory financing facilities on our consolidated balance sheets.  See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this report.  Our actual results could differ materially from those contained in forward-looking statements due to a number of factors, including those discussed in “Risk Factors” in Part I, Item 1A and elsewhere in this report.  Additionally, any references to our “core” business exclude PCM’s results subsequent to the PCM acquisition.

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

Full year 2019 financial and operational highlights included the following:

•	We generated growth in earnings from operations on a consolidated basis and in our North America and EMEA reporting segments.
•	We grew our services business by 20% on a consolidated basis with growth in each of our reporting segments.
•	We generated cash flows from operations of $127.9 million.
•	We completed the acquisition of PCM on August 30, 2019 and commenced the integration of IT systems and back office operations which we expect to complete in 2020.

On a consolidated basis, for the year ended December 31, 2019:

•	Net sales of $7.7 billion increased 9% compared to 2018.
•	Gross profit of $1.1 billion increased 15% compared to 2018, also up 16% year over year excluding the effects of fluctuating foreign currency exchange rates.
•

Consolidated gross margin improved approximately 70 basis points to 14.7% of net sales in 2019.  This increase reflects growth in services net sales and gross profit together with the impact of PCM from August 30, 2019.

•	Earnings from operations increased to $240.6 million in 2019, up 3% compared to the prior year, which represented 3.1% of net sales.
•	Our effective tax rate in 2019 was 24.7%, which compares to our effective tax rate of 22.8% in 2018.
•	Net earnings and diluted net earnings per share were $159.4 million and $4.43, respectively, in 2019. In 2018, we reported net earnings of $163.7 million and diluted net earnings per share of $4.55.

The results of operations for 2019 include the following items:

•	the results of the acquisition of PCM, effective August 30, 2019;
•	transaction costs totaling $11.3 million, $9.9 million net of tax, associated with the acquisition of PCM;
•	severance and restructuring expenses of $5.4 million, $4.0 million net of tax;
•	the repurchase of approximately 541,000 shares of the Company’s common stock for an aggregate of $27.9 million; and
•

the impact of the adoption of FASB Topic 842 (“Topic 842”), effective January 1, 2019, resulting in the recording of net operating lease right-of-use assets and lease liabilities of $65.9 million and $70.5 million, respectively.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The results of operations for 2018 include the following items:

•	the impact of the adoption of FASB Topic 606 (“Topic 606”);
•	the results of the acquisition of Cardinal, effective August 1, 2018;
•	transaction costs totaling $282,000 associated with the acquisition of Cardinal;
•	severance and restructuring expenses of $3.4 million, $2.7 million net of tax; and
•	the repurchase of approximately 641,000 shares of the Company’s common stock for an aggregate of $22.0 million.

The results of operations for 2017 include the following items:

•	the results of the acquisitions of Caase.com and Datalink, from their respective acquisition dates;
•	transaction costs totaling $3.3 million, $2.5 million net of tax, associated with the acquisitions of Caase.com and Datalink;
•	severance and restructuring expenses of $9.0 million, $7.3 million net of tax;
•	incremental income tax expense related to U.S. federal tax reform of $13.4 million; and
•	the loss on the sale of our Russia business totaling $3.6 million.

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

During 2019, we generated $127.9 million of cash from operating activities, we utilized $664.3 million, net of cash and cash equivalents acquired to fund our acquisition of PCM and for the final working capital and tax true up paid for Cardinal.  We borrowed $550.0 million under our new senior secured revolving credit facility (the “ABL facility”) and received $341.3 million from the issuance of our convertible senior notes.  We ended the year with $114.7 million of cash and cash equivalents and $855.5 million of debt outstanding under our long-term debt facilities.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	85.3	86.0	86.3
Gross profit	14.7	14.0	13.7
Operating expenses:
Selling and administrative expenses	11.4	10.6	10.8
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	0.2	0.1	0.2
Earnings from operations	3.1	3.3	2.7
Non-operating expense, net	0.4	0.3	0.3
Earnings before income taxes	2.7	3.0	2.4
Income tax expense	0.6	0.7	1.0
Net earnings	2.1%	2.3%	1.4%

Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner.  These changes could impact our results of operations to the extent we are unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.

2019 Compared to 2018

Net Sales.  Net sales increased 9%, or $651 million, in 2019 compared to 2018.  Net sales of products (hardware and software) increased 8% and net sales of services increased 20% in 2019 compared to 2018.  Our net sales by operating segment for 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	% Change
North America	$6,024,305	$5,362,981	12%
EMEA	1,526,644	1,530,241	—
APAC	180,241	186,914	(4%)
Consolidated	$7,731,190	$7,080,136	9%

  Our net sales by offering category for North America for 2019 and 2018, were as follows (dollars in thousands):

	North America
Sales Mix	2019	2018	% Change
Hardware	$3,957,507	$3,610,356	10%
Software	1,269,983	1,112,715	14%
Services	796,815	639,910	25%
	$6,024,305	$5,362,981	12%

Net sales in North America increased 12%, or $661.3 million, in 2019 compared to 2018.  This increase reflects the addition of PCM, which reported $716.1 million in net sales in 2019, partially offset by a decline in net sales of the core business of $51.3 million.  Net sales of hardware, software and services increased 10%, 14% and 25%, respectively, year over year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The increases year over year were the result of the following:

•

PCM accounted for the higher volume of hardware net sales in 2019 compared to 2018.  This was partially offset by lower volume of hardware net sales to large enterprise clients in the core business due to a slow-down of the device refresh cycle.

•

PCM accounted for approximately 70% of the year over year increase in software net sales. In our core business there was also an increase in software net sales as a result of a significant transaction during the first quarter of 2019 with a large enterprise client, with no comparable transaction in the same quarter in the prior year.

•

PCM accounted for approximately 56% of the year over year increase in services net sales.  In our core business, application related services net sales which is part of our digital innovation solution area accounted for approximately 30% of the increase in services net sales, including the acquisition of Cardinal Solutions which we completed in the third quarter of 2018.  The trend toward higher sales of cloud solution offerings continued, as did, higher software aintenance sales and increases in supplier reimbursements that are recorded on a net sales recognition basis. These were offset partially by declines in warranty net sales and consulting and managed services net sales in our core business.

Our net sales by offering category for EMEA for 2019 and 2018, were as follows (dollars in thousands):

	EMEA
Sales Mix	2019	2018	% Change
Hardware	$622,949	$653,499	(5%)
Software	753,729	736,509	2%
Services	149,966	140,233	7%
	$1,526,644	$1,530,241	—

Net sales in EMEA remained flat (increased 5% excluding the effects of fluctuating foreign currency exchange rates), or down $3.6 million, in 2019 compared to 2018.  Net sales of hardware declined 5%, year to year, while net sales of software and services were up 2% and 7%, respectively, year over year.  The changes were the result of the following:

•	Lower volume of net sales of networking solutions, partially offset by higher volume of net sales of devices, to large enterprise and public sector clients in hardware net sales.
•	Higher volume of software net sales to large enterprise and public sector clients.
•

Higher volume of net sales of cloud solution offerings and increased software referral fees that are recorded on a net sales recognition basis.  In addition, there was an increase in the volume of Insight delivered services.

Our net sales by offering category for APAC for 2019 and 2018, were as follows (dollars in thousands):

	APAC
Sales Mix	2019	2018	% Change
Hardware	$34,965	$29,496	19%
Software	92,988	107,363	(13%)
Services	52,288	50,055	4%
	$180,241	$186,914	(4%)

Net sales in APAC decreased 4% (increased 2% excluding the effects of fluctuating foreign currency rates), or $6.7 million, in 2019 compared to 2018.  In APAC, increases in hardware and services net sales year over year were offset by a decrease in software net sales during 2019 compared to 2018.  The changes were the result of the following:

•	Continued expansion of hardware offerings in the APAC market resulted in higher net sales in this category.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

Continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category resulted in declines in the software net sales category.

•

Higher volume of net sales of cloud solution offerings and software referral fees that are recorded on a net sales recognition basis positively impacted services net sales.  Additionally, there were contributions from Insight delivered services from increased net sales of our digital innovation solutions offering.

Net sales by category for North America, EMEA and APAC were as follows for 2019 and 2018:

	North America		EMEA		APAC
Sales Mix	2019	2018	2019	2018	2019	2018
Hardware	66%	67%	41%	43%	19%	16%
Software	21%	21%	49%	48%	52%	57%
Services	13%	12%	10%	9%	29%	27%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 15%, or $144.4 million, in 2019 compared to 2018, with gross margin increasing approximately 70 basis points to 14.7% of net sales.  Our gross profit and gross profit as a percent of net sales by operating segment for 2019 and 2018 were as follows (dollars in thousands):

	2019	% of Net Sales	2018	% of Net Sales
North America	$871,114	14.5%	$732,695	13.7%
EMEA	$227,083	14.9%	$221,467	14.5%
APAC	$39,901	22.1%	$39,556	21.2%
Consolidated	$1,138,098	14.7%	$993,718	14.0%

North America’s gross profit in 2019 increased 19% compared to 2018, and as a percentage of net sales, gross margin increased by approximately 80 basis points year over year.  The year over year net increase in gross margin was primarily attributable to the following:

•

A net increase in product margin, which includes partner funding and freight, of 30 basis points year over year.  This increase was due primarily to improvements in hardware and software product margin partially as a result of improvements in core business margins on product net sales and also as a result of PCM.

•

Services margin improvement year over year of 50 basis points was generated from increased vendor funding, cloud solution offerings and referral fees. In addition, there was a 21 basis point improvement in margins from Insight delivered services.

EMEA’s gross profit in 2019 increased 3% (increased 8% excluding the effects of fluctuating foreign currency exchange rates), compared to 2018.  As a percentage of net sales, gross margin increased by approximately 40 basis points year over year.  APAC’s gross profit in 2019 increased 1% (increased 6% excluding the effects of fluctuating foreign currency exchange rates), compared to 2018, with gross margin increasing to 22.1% in 2019 from 21.2% in 2018.  The improvement in gross margin for both EMEA and APAC in 2019 compared to 2018 was due primarily to changes in sales mix to higher margin products and services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses.  Selling and administrative expenses increased $124.2 million in 2019 compared to 2018.  Our selling and administrative expenses by major expense type for 2019 and 2018 were as follows (dollars in thousands):

	2019	2018	Change
Personnel costs, including teammate benefits	$684,837	$593,955	$90,882
Depreciation and amortization	46,209	37,458	8,751
Facility expenses	30,945	26,396	4,549
Travel and entertainment	28,402	25,656	2,746
Legal and professional fees	16,839	16,103	736
Marketing	11,597	10,345	1,252
Other	61,908	46,616	15,292
Total	$880,737	$756,529	$124,208

Percentage of net sales	11.4%	10.7%

Selling and administrative expenses increased approximately 70 basis points as a percentage of net sales in 2019 compared to 2018.  The increase in expenses reflects the addition of PCM to our North America and EMEA segments, effective August 30, 2019.  The addition of PCM and increased variable compensation resulting from increased sales and gross profit in 2019 compared to 2018 were the primary drivers for the $90.9 million increase in personnel costs.  PCM was also the primary driver for year over year increases in facilities, travel and entertainment, and marketing expenses.  Depreciation and amortization expense increased approximately $8.8 million year over year, primarily due to additional amortization expense on newly acquired intangible assets.

Severance and Restructuring Expenses.  During 2019, we recorded severance expense, net of adjustments, totaling $5.4 million.  The North America and EMEA charges related to severance actions taken to realign roles and responsibilities subsequent to the acquisition of PCM in August 2019, as well as a headcount reduction as part of cost reduction initiatives in the fourth quarter of 2019.  For 2019, charges were partially offset by immaterial adjustments for changes in estimates of previous accruals as cash payments were made during the year.  During 2018, we recorded severance expense, net of adjustments, totaling $3.4 million.

Acquisition-related Expenses.  During 2019, we incurred $11.3 million in direct third-party costs related to the acquisition of PCM.  Comparatively, during 2018, we incurred $282,000 in such costs related to the acquisition of Cardinal.  See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of acquisitions.

Non-Operating (Income) Expense.

Interest Expense, net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our convertible notes and inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense increased 30%, or $6.8 million, in 2019 compared to 2018 due primarily to higher average daily balances under our debt facilities, in 2019 compared to 2018, while imputed interest under our inventory financing facilities increased $200,000 to $10.8 million in 2019 and imputed interest under our convertible senior notes was $3.7 million in 2019.

Other Expense (Income), Net.  Other expense (income), net, consists primarily of foreign currency exchange gains and losses.  Foreign currency exchange gains and losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature.  The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Income Tax Expense.  Our effective tax rate for 2019 was 24.7% compared to 22.8% in 2018.  The increase in the tax rate from 2018 to 2019 was primarily due to a non-recurring benefit recorded in 2018 to true-up provisional amounts related to U.S tax reform.  The effective tax rate in 2019 was higher than the federal statutory rate of 21.0% primarily due to state income taxes, net of federal income tax benefits, and higher taxes on earnings in foreign jurisdictions.  These increases to the federal statutory rate in 2019 were offset partially by decreases in the valuation allowance in certain foreign jurisdictions and the recognition of tax benefits, net of reserves, related to research and development activities.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

2018 Compared to 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Net cash provided by (used in) operating activities	$127,876	$292,647	$(307,066)
Net cash used in investing activities	(733,373)	(91,710)	(204,645)
Net cash provided by (used in) financing activities	577,587	(159,028)	397,121
Foreign currency exchange effect on cash and cash equivalent and restricted cash balances	(86)	(5,061)	16,089
(Decrease) increase in cash and cash equivalents and restricted cash	(27,996)	36,848	(98,501)
Cash and cash equivalents and restricted cash at beginning of year	144,293	107,445	205,946
Cash and cash equivalents and restricted cash at end of year	$116,297	$144,293	$107,445

Cash and Cash Flow

•

Our primary uses of cash during 2019 were to fund the acquisition of PCM, fund working capital requirements, fund capital expenditures, including the purchase of real estate, and to repurchase shares of our common stock.

•	Operating activities generated $127.9 million in cash in 2019.
•	During 2019, we drew down net combined borrowings on our long-term debt facilities of $356.0 million and acquired PCM for $660.9 million, net of cash and cash equivalents acquired.
•	We received net proceeds of $341.3 million from the issuance of our convertible senior notes in 2019.
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
•

In August 2019, we terminated our senior revolving credit facility (“revolving credit facility”) and accounts receivable securitization financing facility (the “ABS facility”) and entered into a new $1.2 billion ABL facility.  Net repayments of the revolving credit facility and ABS facility combined during 2019 were $194.0 million.  Net borrowings under the ABL revolving credit facility during 2019 were $550.0 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

In July 2019, we entered into an unsecured inventory financing facility with MUFG Bank Ltd and in August 2019 we terminated our existing inventory financing facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) and entered into a new unsecured facility with Wells Fargo, creating a combined total maximum capacity of $450.0 million, of which $253.7 million was outstanding as of December 31, 2019.

•

Capital expenditures were $69.1 million in 2019, a significant increase from 2018, reflecting our purchase of real estate for future use as our global corporate headquarters and continued IT investments in our core ERP systems and e-commerce and digital marketing platforms.

•

During 2019, we repurchased an aggregate of $27.9 million of our common stock, using proceeds from the convertible notes offering, under a previously announced repurchase program compared to $22.1 million repurchased during 2018.

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

•

Cash flow from operating activities in 2019 was $127.9 million, a significant decrease in cash generation compared to 2018.  This decrease is the result of timing of payment of accounts payable as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.

•	The significant increases in both other assets and accrued expenses and other liabilities for 2019 resulted from a single significant transaction in 2019 with no comparable activity in the prior year.
•

In 2018, cash flow from operating activities was $292.6 million, a significant increase in cash generation compared to 2017.  This increase is the result of our focus on expense control, optimizing working capital, including an enhanced focus on collection of receivables, and reducing our investments in inventory.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	100	102	94
Days inventory outstanding (“DIOs”) (b)	10	10	13
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(72)	(79)	(72)
Cash conversion cycle (days) (d)	38	33	35

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)

Calculated as average inventories (excluding inventories not available for sale in 2017) divided by daily costs of goods sold.  Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(c)

Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the period divided by daily costs of goods sold.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 38 days in the quarter ended December 31, 2019, compared to 33 days in the fourth quarter of 2018.
•

The increase resulted from the net effect of a two day decrease in DSO and a seven day decrease in DPOs due to the impact of the addition of PCM and the relative timing of client receipts and supplier payments during the respective quarters.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.

•

We intend to use cash generated in 2020 in excess of working capital needs to support our capital expenditures for the year and to pay down our debt balances.  We also may use cash to fund potential acquisitions.

Net cash used in investing activities.

•	In 2019, we acquired PCM for $660.9 million net of cash and cash equivalents acquired of $84.6 million and including the payment of PCM’s outstanding debt.
•	Capital expenditures of $69.1 million in 2019 was due primarily to our purchase of real estate to be used in the future for our global corporate headquarters.
•	Capital expenditures of $17.3 million in 2018 were primarily related to technology and facility enhancements.
•

We expect total capital expenditures in 2020 to be between $55.0 million and $60.0 million, of which approximately $35.0 million is for the build out of our global corporate headquarters, and the remainder is for technology-related upgrade projects and the integration of prior acquisitions.

•

During 2018, we acquired Cardinal for $78.8 million net of cash and cash equivalents acquired. We paid the final working capital and tax adjustments of approximately $3.4 million related to this acquisition in 2019.

Net cash provided by (used in) financing activities.

•

During 2019, we had net combined borrowings on our long-term debt under our new ABL revolving credit facility, our revolving credit facility and ABS facility of $356.0 million and had net repayments under our inventory financing facilities of $50.5 million.

•

In connection with the issuance of our convertible senior notes, we entered into certain convertible note hedge and warrant transactions with respect to our common stock.  We paid approximately $66.3 million for the convertible note hedge transaction using proceeds from the convertible senior notes offering.

•	In addition, we received aggregate proceeds of approximately $34.4 million for the sale of related warrants.
•	In 2019, we also funded $27.9 million of repurchases of our common stock.
•

During 2018, we had net combined repayments on our long-term debt under our revolving credit facility, our Term Loan A and ABS facility of $114.8 million and had net repayments under our inventory financing facility of $15.3 million.

•	In 2018, we also funded $22.1 million of repurchases of our common stock.

2018 Compared to 2017

For a comparison of our cash flows for the fiscal years ended December 31, 2018 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019.

Financing Facilities

As of December 31, 2019, our long-term debt balance includes $570.7 million outstanding under our $1.2 billion ABL facility.  As of December 31, 2019, the current portion of our long-term debt relates to our finance leases and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2019, no such events have occurred.
•

Our ABL revolving credit facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The credit agreement contains customary affirmative and negative covenants and events of default.
•	At December 31, 2019, we were in compliance with all such covenants.
•

While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement.  As of December 31, 2019, eligible accounts receivables and inventory were sufficient to permit access to the full $1.2 billion under the ABL facility.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.  These amounts are classified separately as accounts payable - inventory financing facilities in our consolidated balance sheets.

Notes 7 and 8 to the Consolidated Financial Statements in Part II, Item 8 of this report also include: a description of our financing facilities; amounts outstanding; amounts available and weighted average borrowings and interest rates during the year.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States.  As a result of U.S. Federal tax reform enacted in December 2017, all undistributed foreign earnings as of December 31, 2017 were deemed distributed and we provided for U.S. income and withholding taxes on those earnings.  For years subsequent to December 31, 2017, we continue to assert indefinite reinvestment of foreign earnings for certain foreign entities.  As of December 31, 2019, we had approximately $101.7 million in cash and cash equivalents in certain of our foreign subsidiaries.  As of December 31, 2019, the majority of our foreign cash resides in the Netherlands, Canada and Australia.  Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Contractual Obligations

At December 31, 2019, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt(a)	$855,542	$—	$—	$570,706	$284,836
Estimated interest payments(b)	93,176	19,404	38,807	33,215	1,750
Inventory financing facilities(c)	253,676	253,676	—	—	—
Operating lease obligations(d)	89,712	22,234	33,046	14,873	19,559
Other contractual obligations	14,357	7,214	3,500	1,362	2,281
Total	$1,306,463	$302,528	$75,353	$620,156	$308,426

(a)

Reflects the $570.7 million outstanding at December 31, 2019 under our ABL facility due in August 2024, the date at which the facility matures, as well as $284.8 million outstanding at December 31, 2019 under our senior convertible notes due in August 2025. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

(b)	The table above includes:
I.

Estimated interest payments of $16.8 million in each of 2020 through 2023, and $28.0 million in the first eight months of 2024, based on the current debt balance at December 31, 2019 of $570.7 million under our ABL facility, multiplied by the floating interest rate applicable at December 31, 2019 of 2.94% per annum.

II.

Estimated interest payments of $2.6 million in each of 2020 though 2024, and $1.8 million in the first eight months of 2025, based on the principal debt balance at December 31, 2019 of $350.0 million under our senior convertible notes, multiplied by the stated interest rate applicable at December 31, 2019 of 0.75% per annum.

(c)

As of December 31, 2019, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 120-day stated vendor terms.  See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(d)	Amounts in the table above exclude non-cancellable rental income.

The table above excludes unrecognized tax benefits, which include accrued interest, as we are unable to reasonably estimate the ultimate amount or timing of settlement.  See further discussion in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Although we set purchase targets with our partners tied to the amount of supplier reimbursements we receive, we have no material contractual purchase obligations with our partners.

Acquisitions

Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add certain services capabilities.  The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions.  Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three.  See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisition of PCM on August 30, 2019.

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

For each of our product and services offerings, described in detail at Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report, the determination needs to be made as to whether we are the principal or the agent in the transaction.  This determination leads to how the revenue for each offering is recognized, either gross, where we are the principal in the transaction, or net, where we are the agent in the transaction.  This determination is made by assessing whether or not we control the product or service at any time during the transaction.  If we take control of the product or service prior to delivery to the client, then we are the principal in the transaction.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Acquisition Accounting

We allocate the purchase price of an acquired business, using the acquisition method of accounting, to its tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired is recorded as goodwill.  Certain assumptions and judgements are used to estimate the fair value of acquired assets and liabilities.  We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets.  We may adjust the preliminary purchase price allocation, after the acquisition closing date and through the end of the measurement period of one year or less, as we finalize the valuation of acquired assets and liabilities.  Changes in estimates used in the preliminary purchase price allocation could have a material effect on the final valuation and result in changes to goodwill and intangible assets.  Additionally, if forecasts supporting the valuation of intangible assets or goodwill are not achieved, then an impairment charge could be recorded.

See further information on acquisition accounting in Notes 1 and 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Goodwill

We perform an annual review of our goodwill in the fourth quarter of every year.  We continually assess if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value and assess whether any indicators of impairment exist.  The assessment requires a significant amount of judgment.  Events or circumstances that could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant declines in our stock price for a sustained period or significant underperformance relative to expected historical or projected future cash flows or results of operations.  Any adverse change in these factors, among others, could have a significant effect on the recoverability of goodwill and could have a material effect on our consolidated financial statements.

We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test.  Otherwise, the goodwill impairment test is not required.  In completing a quantitative test for a potential impairment of goodwill, we compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill.  Our reporting units are our operating segments.  Management must apply judgment in determining the reporting units and in estimating the fair value of our reporting units.  Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches.  All of these techniques include the use of estimates and assumptions that are inherently uncertain.  Changes in these estimates and assumptions could materially affect the determination of fair value or goodwill impairment, or both.  These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates.  Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.  Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired.  If the carrying amount of the reporting unit exceeds its fair value, then an impairment charge is recognized for the amount by which the carrying value exceeds the fair value.  To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units.

See further information on the carrying value of goodwill in Note 5 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the FASB’s Accounting Standards Codification (ASC) Topic 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of the FASB’s ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue recognition

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when it satisfies a performance obligation 1) as a principal by transferring control of a product or service or 2) as an agent by arranging for sales of a vendor’s product or service. The Company measures revenue based on the consideration received in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company offers hardware and software products, as well as services. Given the number of product and service offerings, significant judgment is exercised by the Company in recognizing revenue, including the following decisions:

•	Determining the point in time when a customer takes control of hardware.
•	Determining the point in time when the customer acquires or renews the right to use or copy software under license and control transfers to the customer.
•	Evaluating the Company as either a principal or an agent for hardware and software products and services, and the related recognition of revenue from the customer on a gross or a net basis.
•	Determining an appropriate pattern of revenue recognition for service performance obligations.

We identified the evaluation of revenue recognition as a critical audit matter because the audit effort to evaluate the Company’s revenue recognition judgments was extensive and required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the revenue recognition process, including controls related to the timing and pattern of revenue recognition and gross versus net revenue recognition. As part of testing the Company’s internal controls, we also involved information technology (IT) professionals with specialized skills and knowledge, who assisted in testing of general IT controls over significant systems and the evaluation of system interface controls and automated controls designed to determine the existence, accuracy, and completeness of revenue. We evaluated the Company’s significant accounting policies related to its product and service offerings by reviewing the terms of certain vendor and customer contracts and comparing to the revenue recognition standard. We selected a sample of revenue transactions and performed the following for each selection:

•	Obtained evidence of a contract with the customer.
•	Compared the amounts recognized to underlying documentation, including purchase orders, shipping documentation, and evidence of payment, if applicable.
•	Evaluated the Company’s application of their accounting policies to determine the timing and amount of revenue to be recognized.
•	Tested the presentation of revenue as gross or net by comparing the attributes of the underlying vendor support to the Company’s accounting policy.

Evaluation of acquisition-date fair value of customer relationship intangible asset acquired in the PCM, Inc. business combination.

As discussed in Notes 1 and 20 to the consolidated financial statements, on August 30, 2019, the Company acquired PCM, Inc. (PCM) in a business combination. As a result of the transaction, the Company acquired a customer relationship intangible asset associated with the generation of future income from PCM’s existing customers. The acquisition-date fair value for the customer relationship intangible asset was $175.5 million.

We identified the evaluation of the acquisition-date fair value of the customer relationship intangible asset acquired in the PCM transaction as a critical audit matter. There was a high degree of subjectivity in evaluating the assumptions within the discounted cash flow model used to estimate the acquisition-date fair value of the customer relationship intangible asset. The evaluation was challenging as the discounted cash flow model included the following internally-developed assumptions for which there was limited observable market information, and the estimated fair value of the customer relationship intangible asset was sensitive to possible changes to these assumptions:

•	Forecasted revenue growth rates attributable to existing customers
•	Estimated annual customer attrition rate
•	Forecasted earnings before interest, taxes, and amortization (EBITA) margins
•	Weighted-average cost of capital (WACC), including the discount rate

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date fair value of the customer relationship process to develop the relevant assumptions listed above, including controls related to the analysis of the assumptions based on market participants’ views. We evaluated the Company’s forecasted growth rates for existing customers by comparing forecasted growth assumptions to those of PCM’s peers and industry reports. We compared the Company’s forecasted PCM revenue growth and EBITA margins to PCM’s historical actual results to assess the Company’s ability to accurately forecast. We evaluated the estimated annual customer attrition rate by comparing to the Company’s historical small-medium business customer attrition data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities;
•	Assessing the Company’s WACC calculation by comparing it against an independent estimated WACC range based on inputs obtained through published surveys and studies; and
•

Developing an estimate of the acquisition-date fair value of the customer relationship intangible asset using the Company’s cash flow forecast and an independently developed discount rate, and compared the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Phoenix, Arizona
February 21, 2020

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Insight Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired PCM, Inc. during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, PCM Inc.’s internal control over financial reporting associated with 18% of total assets and 10% of net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PCM, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(a) Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Phoenix, Arizona
February 21, 2020

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$114,668	$142,655
Accounts receivable, net	2,511,383	1,931,736
Inventories	190,833	148,503
Other current assets	231,148	115,683
Total current assets	3,048,032	2,338,577
Property and equipment, net	130,907	72,954
Goodwill	415,149	166,841
Intangible assets, net	278,584	112,179
Other assets	305,507	85,396
	$4,178,179	$2,775,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,275,957	$978,104
Accounts payable—inventory financing facilities	253,676	304,130
Accrued expenses and other current liabilities	352,204	253,033
Current portion of long-term debt	1,691	1,395
Total current liabilities	1,883,528	1,536,662
Long-term debt	857,673	195,525
Deferred income taxes	44,633	683
Other liabilities	232,027	56,088
	3,017,861	1,788,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,263 and 35,482 shares issued and outstanding, respectively	353	355
Additional paid-in capital	357,032	323,622
Retained earnings	841,097	704,665
Accumulated other comprehensive loss – foreign currency translation adjustments	(38,164)	(41,653)
Total stockholders’ equity	1,160,318	986,989
	$4,178,179	$2,775,947

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales:
Products	$6,732,121	$6,249,938	$6,038,744
Services	999,069	830,198	664,879
Total net sales	7,731,190	7,080,136	6,703,623
Costs of goods sold:
Products	6,125,360	5,711,400	5,512,402
Services	467,732	375,018	272,651
Total costs of goods sold	6,593,092	6,086,418	5,785,053
Gross profit	1,138,098	993,718	918,570
Operating expenses:
Selling and administrative expenses	880,737	756,529	723,328
Severance and restructuring expenses	5,425	3,424	9,002
Loss on sale of foreign entity	—	—	3,646
Acquisition-related expenses	11,342	282	3,329
Earnings from operations	240,594	233,483	179,265
Non-operating (income) expense:
Interest expense, net	28,478	21,737	17,965
Other expense (income), net	400	(156)	2,202
Earnings before income taxes	211,716	211,902	159,098
Income tax expense	52,309	48,225	68,415
Net earnings	$159,407	$163,677	$90,683
Net earnings per share:
Basic	$4.49	$4.60	$2.54
Diluted	$4.43	$4.55	$2.50
Shares used in per share calculations:
Basic	35,538	35,586	35,741
Diluted	35,959	36,009	36,207

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net earnings	$159,407	$163,677	$90,683
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,489	(17,389)	31,835
Total comprehensive income	$162,896	$146,288	$122,518

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2016	35,484	$355	—	$—	$309,650	$(56,099)	$459,537	$713,443
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	345	3	—	—	(5,321)	—	—	(5,318)
Stock-based compensation expense	—	—	—	—	12,826	—	—	12,826
Foreign currency translation adjustments, net of tax	—	—	—	—	—	31,835	—	31,835
Net earnings	—	—	—	—	—	—	90,683	90,683
Balances at December 31, 2017	35,829	358	—	—	317,155	(24,264)	550,220	843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	294	3	—	—	(3,233)	—	—	(3,230)
Stock-based compensation expense	—	—	—	—	15,355	—	—	15,355
Repurchase of treasury stock	—	—	(641)	(22,069)	—	—	—	(22,069)
Retirement of treasury stock	(641)	(6)	641	22,069	(5,655)	—	(16,408)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,389)	—	(17,389)
Net earnings	—	—	—	—	—	—	163,677	163,677
Balances at December 31, 2018	35,482	355	—	—	323,622	(41,653)	704,665	986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	322	3	—	—	(6,575)	—	—	(6,572)
Stock-based compensation expense	—	—	—	—	16,011	—	—	16,011
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of treasury stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,489	—	3,489
Net earnings	—	—	—	—	—	—	159,407	159,407
Balances at December 31, 2019	35,263	$353	—	$—	$357,032	$(38,164)	$841,097	$1,160,318

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$159,407	$163,677	$90,683
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	46,209	37,458	42,599
Provision for losses on accounts receivable	5,079	4,776	5,245
Non-cash stock-based compensation	16,011	15,355	12,826
Deferred income taxes	7,418	9,126	19,139
Other adjustments	11,546	3,929	6,840
Changes in assets and liabilities:
Increase in accounts receivable	(118,971)	(46,883)	(208,065)
Decrease (increase) in inventories	11,944	46,534	(14,046)
(Increase) decrease in other assets	(129,745)	12,424	3,342
(Decrease) increase in accounts payable	(612)	29,844	(237,457)
Increase (decrease) in accrued expenses and other liabilities	119,590	16,407	(28,172)
Net cash provided by (used in) operating activities	127,876	292,647	(307,066)
Cash flows from investing activities:
Acquisitions, net of cash and cash equivalents acquired	(664,287)	(74,938)	(186,932)
Purchases of property and equipment	(69,086)	(17,251)	(19,230)
Proceeds from sale of foreign entity	—	479	1,517
Net cash used in investing activities	(733,373)	(91,710)	(204,645)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	242,936	569,232	1,151,216
Repayments on senior revolving credit facility	(242,936)	(686,732)	(1,033,716)
Borrowings on ABL revolving credit facility, net of initial lender fees	1,680,515	—	—
Repayments on ABL revolving credit facility	(1,130,544)	—	—
Borrowings on accounts receivable securitization financing facility	2,364,500	3,357,000	3,961,389
Repayments on accounts receivable securitization financing facility	(2,558,500)	(3,188,000)	(3,975,889)
Borrowings under Term Loan A	—	—	175,000
Repayments under Term Loan A	—	(166,250)	(8,750)
Net (repayments) borrowings under inventory financing facility	(50,454)	(15,338)	141,037
Proceeds from issuance of convertible senior notes	341,250	—	—
Proceeds from issuance of warrants	34,440	—	—
Purchase of note hedge related to convertible senior notes	(66,325)	—	—
Repurchases of treasury stock	(27,899)	(22,069)	—
Other payments	(9,396)	(6,871)	(13,166)
Net cash provided by (used in) financing activities	577,587	(159,028)	397,121
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(86)	(5,061)	16,089
(Decrease) increase in cash, cash equivalents and restricted cash	(27,996)	36,848	(98,501)
Cash, cash equivalents and restricted cash at beginning of year	144,293	107,445	205,946
Cash, cash equivalents and restricted cash at end of year	$116,297	$144,293	$107,445

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Operations and Summary of Significant Accounting Policies

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

Operating Segment	Geography
North America	United States ("U.S.") and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Acquisitions

Effective August 30, 2019, we acquired PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services, for a purchase price of approximately $745,562,000, including cash and cash equivalents of $84,637,000 and the payment of PCM’s outstanding debt.  The acquisition was funded through a combination of using cash on hand and borrowings under our senior secured revolving credit facility (the “ABL facility”).

Effective August 1, 2018, we acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider, for a purchase price, net of cash acquired, of approximately $78,400,000, including the final working capital adjustment and tax gross up adjustments.  The acquisition was funded using cash on hand.

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

Our results of operations include the results of PCM, Cardinal and Datalink from their respective acquisition dates.  (See Note 20 for a discussion of our acquisitions).

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Included in our accounts receivable, net balance at December 31, 2019 is $15,078,000 of accounts receivable from an unconsolidated affiliate.  References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

Acquisition Accounting

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Leases

We adopted ASU No. 2016-02, “Leases” (Topic 842) with a date of initial application of January 1, 2019.  As a result, we updated our accounting policy for leases.  We determine if a contract or arrangement is, or contains, a lease at inception.  Balances related to operating leases are included in other assets, other current liabilities, and other liabilities in our consolidated balance sheet.  Balances related to financing leases are included in property and equipment, current portion of long-term debt, and long-term debt in our consolidated balance sheet.  Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

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

Self-Insurance

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

Sales Recognition

We adopted ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”) with a date of initial application of January 1, 2018.  As a result, we changed our accounting policy for sales recognition where detailed below.  Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties.  The Company recognizes revenue when it satisfies a performance obligation 1) as a principal by transferring control of a product or service or 2) as an agent by arranging for the sales of a vendor’s product or service.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Product Offerings

Hardware

We recognize hardware product revenue on a gross basis at the point in time when a client takes control of the hardware, which typically occurs when title and risk of loss have passed to the client at its destination.  Our selling terms and conditions were modified during the fourth quarter of 2017 to specify Free On Board (“F.O.B.”) destination contractual terms such that control is transferred from the Company at the point in time when the product is received by the client.  Prior to the adoption of Topic 606, because we either (i) had a general practice of covering client losses while products were in transit despite title and risk of loss contractually transferring at the point of shipment or (ii) had specifically stated F.O.B. destination contractual terms with the client, delivery was not deemed to have occurred until the point in time when the product was received by the client.  The transaction price for hardware sales is adjusted for estimated product returns that we expect to occur under our return policy based upon historical return rates.

We leverage drop-shipment arrangements with many of our partners and suppliers to deliver products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs.  We recognize revenue for drop-shipment arrangements on a gross basis as the principal in the transaction when the product is received by the client because we control the product prior to transfer to the client.  In addition to other factors considered, we assume primary responsibility for fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client and we work closely with our clients to determine their hardware specifications.

Bill and Hold Transactions

We offer a service to our customers whereby clients may purchase product that we procure on their behalf and, at our clients’ direction, store the product in our warehouse for a designated period of time, with the intention of deploying the product to the clients’ designated locations at a later date.  These warehousing services are designed to help our clients with inventory management challenges associated with technology roll-outs, product that is moving to end of life, or clients needing integrated stock available for immediate deployment.  The client is invoiced and title transfers to the client upon receipt of the product at our warehouse.  These product contracts are non-cancelable with customary credit terms beginning the date the product is received in our warehouse and the warranty periods begin on the date of invoice.  Revenue is recognized for the sale of the product to the client upon receipt of the product at our warehouse.

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

Software

We recognize revenue from software sales on a gross basis at the point in time when the client acquires the right to use or copy software under license and control transfers to the client.  For renewals, revenue is recognized upon the commencement of the term of the software license agreement or when the renewal term begins, as applicable.  This is a change from our accounting treatment prior to the adoption of Topic 606, whereby revenue from renewals of software licenses was recognized when the parties agreed to the renewal or extension, provided that all other revenue recognition criteria had been met.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vendor Direct Support Services Contracts

Clients may purchase a vendor direct support services contract through us.  Under these contracts, our clients call the manufacturer/publisher or its designated service organization directly for both the initial technical triage and any follow-up assistance.  We act as the manufacturer/publisher’s agent in selling these support service contracts and do not assume any performance obligation to the client under the arrangements.  As a result, these sales are recorded on a net sales recognition basis similar to software maintenance agreements, as discussed above.

Cloud / Software-as-a-Service Offerings

Cloud or software-as-a-service subscription products provide our clients with access to software products hosted in the public cloud without the client taking possession of the software.  We act as the software publisher’s agent in selling these software-as-a service subscription products.  We do not take control of the software products or assume any performance obligations to the clients related to the provisioning of the offerings in the cloud.  As a result, these sales are recorded on a net sales recognition basis.  We report all fees earned from activities recognized net within our services net sales category in our consolidated statements of operations.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

OneCall Support Services Contracts

When we sell certain hardware and/or software products to our clients, we also enter into service contracts with them.  These contracts are support service agreements for the hardware and/or software products that were purchased from us.  Under certain support services contracts, although we purchase third-party support contracts for maintenance on the specific hardware or software products we have sold, our internal support desk assists the client first by performing an initial technical triage to determine the source of the problem and whether we can direct the client on how to fix the problem.  We refer to these services as “OneCall.”  We act as the principal in the transaction because we perform the OneCall services over the term of the support service contract and we set the price of the service charged to the client.  As a result, we recognize revenue from OneCall extended service contracts on a gross sales recognition basis. We recognize the revenue ratably over the contract term of the stand ready obligation, generally one to three years.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs.  Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold.  Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold.  Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs.  Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold.  The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $77,668,000, $68,571,000 and $53,227,000 in 2019, 2018 and 2017, respectively.

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2019.  We monitor our clients’ financial condition and do not require collateral.  No single client accounted for more than 3% of our consolidated net sales in 2019.

Partner Risk

Purchases from Microsoft and Tech Data (a distributor) accounted for approximately 12% each of our aggregate purchases in 2019.  No other partner accounted for more than 10% of purchases in 2019.  Our top five partners as a group for 2019 were Microsoft, Tech Data (a distributor), Cisco Systems, HP Inc. and Dell, and approximately 61% of our total purchases during 2019 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred.  Advertising expense of $62,913,000, $57,448,000 and $47,053,000 was recorded in 2019, 2018 and 2017, respectively.  These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currencies

We use the U.S. dollar as our reporting currency.  The functional currencies of our foreign subsidiaries are the local currencies.  Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates.  Income and expense items are translated at the average exchange rate for each month within the year.  The resulting translation adjustments are recorded directly in accumulated other comprehensive income, net of tax – foreign currency translation adjustments as a separate component of stockholders’ equity.  Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported in other expense (income), net within non-operating (income) expense in our consolidated statements of operations.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net earnings	$159,407	$163,677	$90,683
Denominator:
Weighted-average shares used to compute basic EPS	35,538	35,586	35,741
Dilutive potential common shares due to dilutive:
RSUs, net of tax effect	421	423	466
Weighted-average shares used to compute diluted EPS	35,959	36,009	36,207
Net earnings per share:
Basic	$4.49	$4.60	$2.54
Diluted	$4.43	$4.55	$2.50

In 2019, 2018 and 2017, approximately 42,000, 17,000 and 40,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  In the year ended December 31, 2019, certain potential outstanding shares from convertible senior notes and warrants were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes.”  The new standard is intended to simplify various aspects of accounting for income taxes by removing specific exceptions and amending certain requirements.  The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.  We do not expect this new standard to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer.”  The new standard is intended to provide guidance on measuring share-based payment awards granted to a customer.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We adopted this new standard in the fourth quarter of 2019.  The adoption of this new standard did not have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.”  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We will adopt the new standard as of January 1, 2020 and do not expect the adoption to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  The new standard provides amendments to the reporting of expected recoveries.  The new standard is effective with the adoption of  ASU No. 2016-13.  We will adopt the new standard as of January 1, 2020 and do not expect the adoption to have a material effect on our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

January 1, 2020 and do not expect the adoption to have a material effect on our consolidated financial statements.

In February 2016 and July 2018, the FASB issued ASU No. 2016-02, “Leases” and ASU No. 2018-11, “Leases (Topic 842) – Targeted Improvements,” respectively, which amends the existing accounting standards for leases.  We adopted the standards in the first quarter of 2019.  See Note 9 for further discussion.

(2)Sales Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,957,507	$622,949	$34,965	$4,615,421
Software	1,269,983	753,729	92,988	2,116,700
Services	796,815	149,966	52,288	999,069
	$6,024,305	$1,526,644	$180,241	$7,731,190
Major Client Groups
Large Enterprise / Corporate	$4,466,384	$1,126,388	$59,786	$5,652,558
Public Sector	597,489	323,590	55,422	976,501
Small and Medium-Sized Businesses	960,432	76,666	65,033	1,102,131
	$6,024,305	$1,526,644	$180,241	$7,731,190
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,759,247	$1,432,300	$156,279	$7,347,826
Net revenue recognition (Agent)	265,058	94,344	23,962	383,364
	$6,024,305	$1,526,644	$180,241	$7,731,190

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,610,356	$653,499	$29,496	$4,293,351
Software	1,112,715	736,509	107,363	1,956,587
Services	639,910	140,233	50,055	830,198
	$5,362,981	$1,530,241	$186,914	$7,080,136
Major Client Groups
Large Enterprise / Corporate	$3,951,900	$1,134,696	$49,826	$5,136,422
Public Sector	498,873	327,818	76,567	903,258
Small and Medium-Sized Businesses	912,208	67,727	60,521	1,040,456
	$5,362,981	$1,530,241	$186,914	$7,080,136
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,143,228	$1,439,979	$164,394	$6,747,601
Net revenue recognition (Agent)	219,753	90,262	22,520	332,535
	$5,362,981	$1,530,241	$186,914	$7,080,136

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Balances

The following table provides information about receivables and contract liabilities as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Current receivables, which are included in “Accounts receivable, net”	$2,511,383	$1,931,736
Non-current receivables, which are included in “Other assets”	154,417	38,157
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	84,814	82,117

Significant changes in the contract liabilities balances during the year ended December 31, 2019 are as follows (in thousands):

Increase (Decrease)
Balances at January 1, 2018	$86,743
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(72,779)
Cash received in advance and not recognized as revenue	68,153
Balances at December 31, 2018	$82,117
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(73,750)
Cash received in advance and not recognized as revenue	69,376
Contract liabilities assumed in an acquisition	7,071
Balances at December 31, 2019	$84,814

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 that are expected to be recognized in the future (in thousands):

Services
2020	104,178
2021	32,080
2022	12,838
2023 and thereafter	6,254
Total remaining performance obligations	$155,350

Remaining performance obligations that have original expected durations of one year or less are not included in the table above, with the exception of those associated with our OneCall Support Services contracts. OneCall Support Services contracts are included in the table above regardless of original duration. Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2019 and do not disclose information about related remaining performance obligations in the table above.  Our open time and material contracts at December 31, 2019, have an average expected duration of 12 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition as of December 31, 2019, in the table above.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarize the effects of adopting Topic 606 on the Company’s consolidated statement of operations and statement of cash flows for the year ended December 31, 2018 (in thousands, except for per share data):

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

(3) Assets Held for Sale

On November 1, 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global corporate headquarters (see Note 4 for a discussion of the purchase).  During the fourth quarter of 2019, properties in Tempe, Arizona, El Segundo, Irvine and Santa Monica, California and Woodbridge, Illinois were classified as held for sale, for approximately $83,191,000, which is included in other current assets in the accompanying consolidated balance sheet as of December 31, 2019, as we look to sell current properties in preparation for our move to Chandler in 2020.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Software	$114,674	$170,327
Buildings	92,092	64,263
Equipment	60,661	100,421
Furniture and fixtures	34,768	38,200
Leasehold improvements	33,668	26,319
Land	31,374	5,124
	367,237	404,654
Accumulated depreciation and amortization	(236,330)	(331,700)
Property and equipment, net	$130,907	$72,954

Depreciation and amortization expense related to property and equipment was $22,538,000, $21,721,000 and $25,787,000 in 2019, 2018 and 2017, respectively.

On November 1, 2019, we completed the purchase of real estate in Chandler, Arizona for approximately $48,000,000 that we intend to use as our global corporate headquarters.  The property contains a building and some infrastructure in place that we will complete readying for our use over the next year.  We intend to sell our current properties in Tempe, Arizona.

Included within the software, buildings and land values presented above are assets in the process of being readied for use in the amounts of approximately $12,138,000, $27,658,000 and $11,700,000, respectively.  Depreciation on these assets will commence, as appropriate, when they are ready for use and placed in service.

(5)Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2019 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$443,250	$155,480	$21,535	$620,265
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2018	36,440	(108)	—	36,332
Foreign currency translation adjustment	—	(184)	(738)	(922)
Balance at December 31, 2018	156,268	3,749	6,824	166,841
Goodwill acquired during 2019	240,550	7,910	—	248,460
Foreign currency translation adjustment	—	(87)	(65)	(152)
Balance at December 31, 2019	$396,818	$11,572	$6,759	$415,149

On August 30, 2019, we acquired PCM, which is being integrated into our North America and EMEA businesses.  Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $248,860,000 was recorded as goodwill in the North America and EMEA reporting units (see Note 20).  The primary driver for this acquisition was to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space in North America.

On August 1, 2018, we acquired Cardinal, which has been integrated into our North America business. Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$36,040,000 , net of a measurement period adjustment of $400,000 recognized in 2019, was recorded as goodwill in the North America reporting unit (see Note 20).  The primary driver for this acquisition was to strengthen our services capabilities and bring value to our clients within our digital innovation services solution offering.

During 2019, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values.  We performed our annual test of goodwill for impairment during the fourth quarter of 2019.  The results of the goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units, estimated using the market approach, were in excess of their respective carrying values.

(6)Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2019	2018
Customer relationships	$336,455	$159,566
Other	15,621	5,555
	352,076	165,121
Accumulated amortization	(73,492)	(52,942)
Intangible assets, net	278,584	112,179

During 2019, we periodically assessed whether any indicators of impairment existed related to our intangible assets.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized in 2019, 2018 and 2017 was $23,671,000, $15,737,000 and $16,812,000, respectively.

Future amortization expense for the remaining unamortized balance as of December 31, 2019 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2020	$36,562
2021	31,259
2022	30,631
2023	29,297
2024	27,846
Thereafter	122,989
Total amortization expense	$278,584

(7)Accounts Payable - Inventory Financing Facilities

We have entered into agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below.  These amounts are classified separately as accounts payable - inventory financing facilities in the accompanying consolidated balance sheets.

On July 10, 2019, we entered into an unsecured inventory financing facility with a maximum availability for vendor purchases of $200,000,000 with MUFG Bank Ltd (“MUFG”).  On August 30, 2019, we terminated our existing inventory financing facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) and entered into a new unsecured inventory financing facility with Wells Fargo with an aggregate availability for vendor purchases under the facility of $250,000,000.  As of December 31, 2019, our combined inventory financing facilities had a total maximum capacity of $450,000,000, of which $253,676,000 was outstanding at December 31, 2019.  The facilities remain in effect until they are terminated by any of the parties.  Interest does not accrue on accounts payable under these

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

facilities provided the accounts payable are paid within stated vendor terms (typically 60 days); however, we impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period.  Imputed interest of $10,801,000, $10,593,000 and $6,736,000 was recorded in 2019, 2018 and 2017, respectively.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% or prime plus 1.25% with respect to the MUFG facility and the Wells Fargo facility, respectively.

(8)Debt, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
Senior revolving credit facility	$—	$—
ABL revolving credit facility	570,706	—
Accounts receivable securitization financing facility	—	194,000
Convertible senior notes due 2025	284,836	—
Finance leases and other financing obligations	3,822	2,920
Total	859,364	196,920
Less: current portion of long-term debt	(1,691)	(1,395)
Long-term debt	$857,673	$195,525

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The ABL facility matures on August 30, 2024.  As of December 31, 2019, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $570,706,000 was outstanding.

The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to a LIBOR rate plus a pre-determined spread of 1.25% to 1.50%.  The floating interest rate applicable at December 31, 2019 was 2.94% per annum for the ABL facility.  In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%.  During 2019, weighted average borrowings under our ABL facility were $634,361,000.  Interest expense associated with the ABL facility was $8,880,000 in 2019, including the commitment fee and amortization of deferred financing fees.

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

On August 30, 2019, we repaid in full and terminated our then existing senior revolving credit facility (the “revolving credit facility”). The revolving credit facility had an aggregate U.S. dollar equivalent maximum borrowing amount of $350,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $50,000,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Holders of the notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of our common stock per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.  On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.

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

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  As of December 31, 2019, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

The notes are subject to certain customary events of default and acceleration clauses.  As of December 31, 2019, no such events have occurred.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2019 (in thousands):

December 31, 2019
Liability:
Principal	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(65,164)
Net carrying amount	$284,836

Equity, net of deferred tax	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 5.125 years.  The effective interest rate on the liability component of the notes is 4.325%.

The following table summarizes the equity components of the notes included in additional paid-in capital reported within the consolidated balance sheet as of December 31, 2019 (in thousands):

	Embedded Conversion Option	Embedded Conversion Option - Debt Issuance Costs	Deferred Tax	Total
Convertible Senior Notes due 2025	$61,250	$(1,700)	$(14,819)	$44,731

The following table summarizes the interest expense components resulting from the notes reported within the consolidated statement of operations for the year ended December 31, 2019 (in thousands):

Interest expense	Year ended December 31, 2019
Contractual coupon interest	$984
Amortization of debt discount	$3,728
Amortization of debt issuance costs	$479

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Finance Leases and Other Financing Obligations

From time to time, we enter into finance leases and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors.

The current and long-term portions of our finance lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2019 and 2018.

(9)Leases

Effective January 1, 2019, we adopted the FASB ASU No. 2016-02 — “Leases” (Topic 842) using the effective date transition method.  This approach provides a method for recording existing leases at adoption without restating comparative periods.  We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.  In addition, we made an accounting policy election not to separate non-lease components from lease components for all existing classes of underlying assets with the exception of land and buildings.  We also made an accounting policy election to not record right of use (“ROU”) assets and lease liabilities for leases with an initial term of twelve months or less on our consolidated balance sheet.

Adoption of the new standard resulted in the recording of net operating lease ROU assets and lease liabilities of $65,922,000 and $70,512,000, respectively, as of January 1, 2019.  The difference between the additional lease assets and lease liabilities reflected existing accrued and prepaid rent balances that were reclassified to the operating lease ROU asset at January 1, 2019.  The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

We lease office space, distribution centers, land, vehicles and equipment. We recognize lease expense for these leases on a straight-line basis over the lease term.

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

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2019 and January 1, 2019 (in thousands):

Leases	Classification	December 31, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$74,684	$65,922
Finance lease assets	Property and equipment(a)	3,297	1,693
Total lease assets		$77,981	$67,615
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$19,648	$15,788
Finance lease liabilities	Current portion of long-term debt	1,691	1,395
Non-current
Operating lease liabilities	Other liabilities	60,285	54,724
Finance lease liabilities	Long-term debt	2,131	1,525
Total lease liabilities		$83,755	$73,432

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Recorded net of accumulated amortization of $861,000 as of December 31, 2019 and there is no accumulated amortization as of January 1, 2019.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the year ended December 31, 2019 (in thousands):

Lease cost	Classification	Year ended December 31, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$21,393
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	861
Interest on lease liabilities	Interest expense, net	110
Total lease cost		$22,364
(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of December 31, 2019 are as follows (in thousands):

	Operating leases	Finance leases	Total
2020	$22,234	$1,795	$24,029
2021	18,279	1,076	19,355
2022	14,767	645	15,412
2023	9,220	449	9,669
2024	5,653	45	5,698
After 2024	19,559	—	19,559
Total lease payments	89,712	4,010	93,722
Less: Interest	(9,779)	(188)	(9,967)
Present value of lease liabilities	$79,933	$3,822	$83,755

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.03
Finance leases	2.92
Weighted average discount rate (%)
Operating leases	3.62
Finance leases	3.65

The following table provides other information related to leases for the year ended December 31, 2019 (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,928
Leased assets obtained in exchange for new operating lease liabilities(a)	10,460
(a)	Excludes operating lease assets acquired as part of the PCM acquisition of $17,951,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Operating Leases pre-Topic 842 adoption:

We have non-cancelable operating leases with third parties, primarily for administrative and distribution center space and computer equipment.  Our facilities leases generally provide for periodic rent increases and many contain escalation clauses and renewal options.  We recognize rent expense on a straight-line basis over the lease term.  Rental expense for these third-party operating leases was $20,114,000 and $19,126,000 in 2018 and 2017, respectively, and is included in selling and administrative expenses in the accompanying consolidated statements of operations.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2018 are as follows (in thousands):

Years Ending December 31,
2019	$21,499
2020	15,580
2021	12,121
2022	9,150
2023	6,296
Thereafter	7,238
Total minimum lease payments	$71,884

(10)Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2019	2018	2017
North America	$12,055	$11,697	$9,697
EMEA	3,437	3,170	2,737
APAC	519	488	392
Total Consolidated	$16,011	$15,355	$12,826

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

The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards.  Under the Plan, the Compensation Committee may delegate some of its authority to

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.  As of December 31, 2019, of the 7,250,000 shares of common stock reserved and available for grant under the Plan, 2,567,260 shares of common stock remain available for grant under the Plan.

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

As of December 31, 2019, total compensation cost related to nonvested RSUs not yet recognized is $25,243,000, which is expected to be recognized over the next 1.26 years on a weighted-average basis.

The following table summarizes our RSU activity during 2019:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	1,020,930	$36.10
Granted	418,709	$56.17
Vested, including shares withheld to cover taxes	(437,789)	$34.07	$24,837,997	(a)
Forfeited	(78,450)	$42.97
Nonvested at the end of year	923,400	$45.58	$64,905,786	(b)

(a)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.  The aggregate intrinsic value for RSUs which vested during 2018 and 2017 was $14,302,223 and $20,284,762, respectively.

(b)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $70.29 as of December 31, 2019, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2019, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities.  The total shares withheld during 2019, 2018 and 2017 of 115,831, 88,638 and 122,255, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates.  For 2019, 2018 and 2017, total payments for our teammates’ tax obligations to the taxing authorities were $6,572,000, $3,230,000 and $5,318,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows.  These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Income Taxes

The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2019	2018	2017
Earnings before income taxes:
United States	$142,410	$145,907	$119,330
Foreign	69,306	65,995	39,768
	$211,716	$211,902	$159,098
Income tax expense:
Current:
U.S. Federal	$20,254	$18,334	$31,067
U.S. State and local	5,457	3,218	3,636
Foreign	19,180	17,547	14,573
	44,891	39,099	49,276
Deferred:
U.S. Federal	9,180	8,123	20,327
U.S. State and local	1,210	1,142	(427)
Foreign	(2,972)	(139)	(761)
	7,418	9,126	19,139
	$52,309	$48,225	$68,415

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2019		2018		2017
Statutory federal income tax rate	$44,460	21.0%	$44,499	21.0%	$55,684	35.0%
State income tax expense, net of federal income tax benefit	7,239	3.4	6,767	3.2	2,808	1.8
Audits and adjustments, net	2,556	1.2	2,659	1.3	(313)	(0.2)
Change in valuation allowances	(2,739)	(1.3)	60	—	2,472	1.5
Foreign income taxed at different rates	4,024	1.9	2,639	1.2	(6,057)	(3.8)
U.S. mandatory deemed repatriation	—	—	(1,396)	(0.7)	5,625	3.5
Adjustment of net deferred tax assets for enacted U.S. federal tax reform	—	—	(4,198)	(2.0)	7,738	4.9
Research and development credits	(5,438)	(2.6)	(4,132)	(1.9)	—	—
Other, net	2,207	1.1	1,327	0.7	458	0.3
Effective tax rate	$52,309	24.7%	$48,225	22.8%	$68,415	43.0%

In December 2017, U.S. federal tax reform was enacted as part of the U.S. Tax Cuts and Jobs Act.  As part of the change in tax law, beginning in 2018, the U.S. statutory federal income tax rate was reduced from 35% to 21%.  This reduction required a remeasurement of our deferred tax balances that resulted in an increase in our 2017 income tax expense.  In addition, the change in tax law included provisions requiring mandatory deemed repatriation of undistributed foreign earnings.  In 2017 and the first nine months of 2018, we recorded provisional amounts for certain tax enactment-date effects of the new law by applying the guidance of SEC Staff Accounting Bulletin 118 because we had not yet completed our enactment-date accounting for these effects.  In 2017 and 2018, the company recorded tax expense and benefit, respectively, related to the new tax law that included remeasurement of U.S. deferred income taxes, the mandatory deemed repatriation provision and the state tax effects of these items.  The changes to 2017 provisional amounts resulted in a benefit of $5,600,000, which reduced our annual effective tax rate by 2.7% in 2018.  The accounting for the enactment-date income tax effects for the new tax law was completed in 2018.

At December 31, 2017, all undistributed foreign earnings were taxed as part of the deemed repatriation of previously untaxed foreign earnings required by the U.S. Tax Cuts and Jobs Act of 2017.   For foreign entities not treated as branches for U.S. tax purposes, we continue to assert

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

indefinite reinvestment of foreign earnings, and accordingly have not accrued any additional income or withholding taxes on the potential repatriation of these earnings.  At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$27,328	$23,926
Foreign tax credits	16,091	16,800
Other	20,153	16,335
Gross deferred tax assets	63,572	57,061
Valuation allowances	(38,247)	(40,630)
Total deferred tax assets	25,325	16,431
Deferred tax liabilities:
Goodwill and other intangibles	(48,279)	(1,202)
Property and equipment	(12,702)	(998)
Other	(5,406)	(6,947)
Total deferred tax liabilities	(66,387)	(9,147)
Net deferred tax (liabilities) assets	$(41,062)	$7,284

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Net non-current deferred tax assets, which are included in "Other assets"	$3,571	$7,967
Net non-current deferred tax liabilities, which are included in "Other liabilities"	(44,633)	(683)
Net deferred tax (liabilities) assets	$(41,062)	$7,284

As of December 31, 2019, we have a federal net operating loss carryforward (“NOL”) and U.S. state NOLs that will expire between 2020 and 2038.  We also have NOLs from various non-U.S. jurisdictions of $93,090,000.  While the majority of the non-U.S. NOLs have no expiration date, certain of them will expire between 2020 and 2026.  Certain federal and state NOLs relate to pre-acquisition losses from acquired subsidiaries, and accordingly, are subject to annual limitations as to their use under the provisions of Internal Revenue Code Section 382 – Limitation on net operating loss carry forwards and certain built-in losses following ownership change.

On the basis of currently available information, we have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized.  At December 31, 2019 and 2018, our valuation allowances totaled $38,247,000 and $40,630,000, respectively, representing non-U.S. NOLs, foreign depreciation allowances and foreign tax credits.

We believe it is more likely than not that forecasted income, including income that may be generated as a result of prudent and feasible tax planning strategies, together with the tax effects of deferred tax liabilities, will be sufficient to fully recover our remaining deferred tax assets.  In the future, if we determine that realization of the remaining deferred tax assets and the availability of certain previously paid taxes to be refunded are not more likely than not, we will need to increase our valuation allowances and record additional income tax expense.  Changes to our valuation allowance for the years ended December 31, 2019 and 2018 were primarily driven by U.S. federal tax reform, specifically related to U.S. mandatory deemed repatriation, foreign currency translation and other adjustments. Various taxing jurisdictions are examining our tax returns for certain tax years.  Although the outcome of tax audits cannot be predicted with certainty, management believes the ultimate resolution of these examinations will not result in a material adverse effect to our financial position, results of operations or cash flows.

As of December 31, 2019 and 2018, we had approximately $9,736,000 and $6,849,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $442,000 and $313,000,

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respectively, related to accrued interest.  The immaterial changes in the unrecognized tax benefits balance during the year reflect additions for tax positions in prior and current periods, subtractions due to foreign currency translation and subtractions due to audit settlements and statute expirations.

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2012 through 2018.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

We, including our subsidiaries, file income tax returns in the U.S. federal jurisdiction and many state and local and non-U.S. jurisdictions.  In the U.S., federal income tax returns for 2016, 2017 and 2018 remain open to examination.  For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years.  However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when net operating losses or tax credits were generated and carried forward for subsequent utilization.
(12)	Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates.  These variable interest rates are affected by changes in short-term interest rates.  We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows.  Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  We had $570,706,000 outstanding under our ABL facility and $284,836,000 outstanding under our senior convertible notes at December 31, 2019.  The interest rate attributable to the borrowings under our ABL facility and our senior convertible notes was 2.94% and 0.75%, respectively, per annum at December 31, 2019.  The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

Although our senior convertible notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes.  As of December 31, 2019, the fair market value of our convertible senior notes was $414,295,000.

Foreign Currency Exchange Risk

We have foreign currency exchange risk related to the translation of our foreign subsidiaries’ operating results, assets and liabilities (see Note 1 for a description of our Foreign Currencies policy).  We also maintain cash accounts denominated in currencies other than the functional currency, which expose us to fluctuations in foreign exchange rates.  Remeasurement of these cash balances results in gains/losses that are also reported in other expense (income), net within non-operating (income) expense.  We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables and cash balances.  Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by gains and losses on forward contracts in non-operating (income) expense, net in our consolidated statements of operations.  The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks.  The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

material risks.  The Company does not have a significant concentration of credit risk with any single counterparty.
(13)	Fair Value Measurements

Fair value measurements are determined based on the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

As of December 31, 2019, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets.  The estimated fair values of our long-term debt balances approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments.  The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.
(14)	Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code.  The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan.  The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period.  Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States.  These plans and their related terms vary by country.  Total consolidated contribution expense under these plans was $19,126,000, $15,216,000 and $14,083,000 for 2019, 2018 and 2017, respectively.

(15)	Share Repurchase Programs

In February 2018, our Board of Directors authorized share repurchase programs of $50,000,000.  No share repurchase program was authorized in 2019 or 2017.  The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2019, 2018 and 2017, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2019	541	$51.56	$27,899
2018	641	34.42	22,069
2017	—	—	—
Total	1,182		$49,968

All shares repurchased were retired.
(16)	Commitments and Contingencies

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2019.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2019.  Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

Legal Proceedings

From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate.  If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made.  Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses.  It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period.  Legal expenses related to

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

defense of any legal proceeding or the negotiations, settlements, rulings and advice of outside legal counsel in connection with any legal proceedings are expensed as incurred.

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
(17)	Supplemental Financial Information

Additions and deductions related to the allowance for doubtful accounts receivable for 2019, 2018 and 2017 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2019	$10,462	$5,079	$(4,779)	$10,762
Year ended December 31, 2018	$10,158	$4,776	$(4,472)	$10,462
Year ended December 31, 2017	$9,138	$5,245	$(4,225)	$10,158

(18)	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$6,246	$10,155	$10,976
Cash paid during the year for income taxes, net of refunds	$42,484	$31,218	$55,470

(19)	Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following tables summarize net sales by offering for North America, EMEA and APAC by sales mix amounts (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2019	2018	2017
Hardware	$3,957,507	$3,610,356	$3,352,355
Software	1,269,983	1,112,715	1,310,118
Services	796,815	639,910	519,261
	$6,024,305	$5,362,981	$5,181,734

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	EMEA
	Years Ended December 31,
Sales Mix	2019	2018	2017
Hardware	$622,949	$653,499	$536,500
Software	753,729	736,509	710,452
Services	149,966	140,233	108,464
	$1,526,644	$1,530,241	$1,355,416

	APAC
	Years Ended December 31,
Sales Mix	2019	2018	2017
Hardware	$34,965	$29,496	$27,907
Software	92,988	107,363	101,412
Services	52,288	50,055	37,154
	$180,241	$186,914	$166,473

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales in 2019, 2018 or 2017.

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

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$5,227,490	$1,376,678	$127,953	$6,732,121
Services	796,815	149,966	52,288	999,069
Total net sales	6,024,305	1,526,644	180,241	7,731,190
Costs of goods sold:
Products	4,748,608	1,258,974	117,778	6,125,360
Services	404,583	40,587	22,562	467,732
Total costs of goods sold	5,153,191	1,299,561	140,340	6,593,092
Gross profit	871,114	227,083	39,901	1,138,098
Operating expenses:
Selling and administrative expenses	664,374	186,957	29,406	880,737
Severance and restructuring expenses	4,946	334	145	5,425
Acquisition-related expenses	11,342	—	—	11,342
Earnings from operations	$190,452	$39,792	$10,350	$240,594

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,723,071	$1,390,008	$136,859	$6,249,938
Services	639,910	140,233	50,055	830,198
Total net sales	5,362,981	1,530,241	186,914	7,080,136
Costs of goods sold:
Products	4,313,070	1,273,422	124,908	5,711,400
Services	317,216	35,352	22,450	375,018
Total costs of goods sold	4,630,286	1,308,774	147,358	6,086,418
Gross profit	732,695	221,467	39,556	993,718
Operating expenses:
Selling and administrative expenses	545,091	182,470	28,968	756,529
Severance and restructuring expenses	1,617	1,677	130	3,424
Acquisition-related expenses	282	—	—	282
Earnings from operations	$185,705	$37,320	$10,458	$233,483

	Year Ended December 31, 2017
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,662,473	$1,246,952	$129,319	$6,038,744
Services	519,261	108,464	37,154	664,879
Total net sales	5,181,734	1,355,416	166,473	6,703,623
Costs of goods sold:
Products	4,253,587	1,140,204	118,611	5,512,402
Services	236,470	24,902	11,279	272,651
Total costs of goods sold	4,490,057	1,165,106	129,890	5,785,053
Gross profit	691,677	190,310	36,583	918,570
Operating expenses:
Selling and administrative expenses	530,792	164,305	28,231	723,328
Severance and restructuring expenses	4,010	4,888	104	9,002
Loss on sale of foreign entity	—	3,646	—	3,646
Acquisition-related expenses	3,223	106	—	3,329
Earnings from operations	$153,652	$17,365	$8,248	$179,265

The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31, 2019	December 31, 2018
North America	$3,814,408	$2,660,886
EMEA	699,856	611,338
APAC	123,349	98,959
Corporate assets and intercompany eliminations, net	(459,434)	(595,236)
Total assets	$4,178,179	$2,775,947

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2019
Net sales	$5,696,422	$776,051	$1,258,717	$7,731,190
Total long-lived assets	$103,678	$13,448	$13,781	$130,907
2018
Net sales	$5,100,456	$843,145	$1,136,535	$7,080,136
Total long-lived assets	$52,346	$12,434	$8,174	$72,954
2017
Net sales	$4,933,805	$684,632	$1,085,186	$6,703,623

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization of property and equipment:
North America	$17,827	$17,164	$20,241
EMEA	4,166	4,058	5,025
APAC	545	499	521
	22,538	21,721	25,787
Amortization of intangible assets:
North America	22,382	14,791	15,971
EMEA	828	285	73
APAC	461	661	768
	23,671	15,737	16,812
Total	$46,209	$37,458	$42,599

(20)	Acquisitions

PCM

Effective August 30,2019, we acquired 100 percent of the issued and outstanding shares of PCM for a cash purchase price of $745,562,000, which included cash and cash equivalents acquired of $84,637,000 and the payment of PCM’s outstanding debt.  PCM is a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom.  Based in El Segundo, California, PCM has 40 office locations in North America and the United Kingdom and more than 4,000 teammates.  We believe that this acquisition allows us to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space primarily in North America.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price net of cash and cash equivalents acquired		$660,925
Fair value of net assets acquired:
Current assets	$532,433
Identifiable intangible assets - see description below	187,990
Property and equipment	91,213
Other assets	32,699
Current liabilities	(368,647)
Long-term liabilities, including deferred taxes	(63,623)
Total fair value of net assets acquired		412,065
Excess purchase price over fair value of net assets acquired ("goodwill")		$248,860

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the purchase price over fair value of net assets acquired was recorded as goodwill.  In the fourth quarter of 2019, an adjustment of $56,700,000 was recorded to goodwill primarily due to a change in the customer relationships valuation based on updated information received for key inputs as well as an associated change in deferred taxes.

The estimated fair values of current assets and liabilities are based upon their historical costs on the date of acquisition due to their short-term nature.  The estimated fair values of the majority of property and equipment excluding acquired real estate are also based upon historical costs as they approximate fair value.  Certain long-term assets, including PCM’s IT systems, have been written down to the estimated fair value.

The preliminary estimated fair value of net assets acquired was approximately $412,065,000, including $187,990,000 of identifiable intangible assets, consisting primarily of customer relationships of $175,500,000.  The fair value of the customer relationships were determined using the multiple-period excess earnings method.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 - 12 Years
Trade name	1 Year
Non-compete agreements	1 - 3 Years

Acquisition-related expenses recognized for the period from the acquisition date through December 31, 2019 was $11,342,000.

Goodwill of $248,860,000, which was recorded in our North America and EMEA operating segments, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from PCM.  The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.  The addition of the PCM technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.  None of the goodwill is tax deductible.

The purchase price allocation is preliminary and was allocated using information currently available.  Further information related to legal accruals, taxes and other statutory assessments may lead to an adjustment of the purchase price allocation.

We have consolidated the results of operations for PCM since its acquisition on August 30, 2019.  Consolidated net sales and gross profit for the year ended December 31, 2019 include $733,774,000 and $105,961,000, respectively, from PCM.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reports unaudited pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Year Ended December 31,
		2019	2018	2017
Net sales	As reported	$7,731,190	$7,080,136	$6,703,623
	Pro forma	$9,207,512	$9,241,183	$8,894,128
Net earnings	As reported	$159,407	$163,677	$90,683
	Pro forma	$171,102	$167,499	$77,496
Diluted earnings per share	As reported	$4.43	$4.55	$2.50
	Pro forma	$4.76	$4.65	$2.14

Cardinal

Effective August 1, 2018, we acquired 100 percent of the issued and outstanding shares of Cardinal, a digital solutions provider based in Cincinnati, Ohio, with offices across the Midwest and Southeast United States, for a cash purchase price, net of cash acquired, of approximately $78,400,000, including final working capital and tax gross up adjustments of $3,400,000.  Cardinal provides technology solutions to digitally transform organizations through their expertise in mobile applications development, Internet of Things and cloud enabled business intelligence.  We believe that this acquisition strengthens our services capabilities and will bring value to our clients within our digital innovation services solution offering.

The fair value of net assets acquired was approximately $42,360,000, including $27,540,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years.  The fair value of the customer relationships was determined using the multiple-period excess earnings method. The preliminary purchase price was allocated using the acquisition method of accounting using the information available at the time.  During the fourth quarter of 2018, we finalized the fair value assumptions for identifiable intangible assets with no changes being made to amounts previously recorded.  Goodwill acquired approximated $36,040,000 which was recorded in our North America operating segment.  The goodwill is tax deductible.  The working capital adjustment was finalized in the fourth quarter of 2018 and paid in January 2019.  Additionally, we finalized the purchase price allocation when the tax gross up adjustment was agreed upon in April 2019.  This resulted in a reduction of the previously recorded purchase price in the second quarter of 2019.

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

Datalink

Effective January 6, 2017, we acquired 100 percent of the issued and outstanding shares of Datalink, a leading provider of IT services and enterprise data center solutions based in Eden Prairie, Minnesota, for a cash purchase price of $257,456,000, which included cash and cash equivalents acquired of $76,597,000.  We believe that this acquisition strengthened our position as a leading IT solutions provider with deep technical talent delivering data center solutions to clients on premise or in the cloud.

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

		Year Ended December 31,
		2017
Net sales	As reported	$6,703,623
	Proforma	$6,707,533

Net earnings	As reported	$90,683
	Proforma	$92,276

Diluted earnings per share	As reported	$2.50
	Proforma	$2.55

(21)	Selected Quarterly Financial Information (unaudited)

The following tables set forth selected unaudited consolidated quarterly financial information for 2019 and 2018 (in thousands, except per share data):

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net sales	$2,297,156	$1,912,547	$1,836,021	$1,685,466
Costs of goods sold	1,959,174	1,636,352	1,560,572	1,436,994
Gross profit	337,982	276,195	275,449	248,472
Operating expenses:
Selling and administrative expenses	266,970	223,215	199,489	191,063
Severance and restructuring expenses	1,713	2,662	680	370
Acquisition-related expenses	2,283	5,896	3,163	—
Earnings from operations	67,016	44,422	72,117	57,039
Non-operating (income) expense:
Interest expense, net	11,897	7,694	4,335	4,552
Other (income) expense, net	(458)	(538)	346	1,050
Earnings before income taxes	55,577	37,266	67,436	51,437
Income tax expense	12,627	10,134	17,438	12,110
Net earnings	$42,950	$27,132	$49,998	$39,327
Net earnings per share:
Basic	$1.22	$0.76	$1.40	$1.10
Diluted	$1.20	$0.76	$1.38	$1.09
Shares used in per share calculations:
Basic	35,259	35,512	35,772	35,609
Diluted	35,755	35,868	36,111	36,103

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net sales	$1,749,046	$1,747,726	$1,840,870	$1,742,494
Costs of goods sold	1,494,882	1,512,812	1,576,493	1,502,231
Gross profit	254,164	234,914	264,377	240,263
Operating expenses:
Selling and administrative expenses	194,790	184,095	189,464	188,180
Severance and restructuring expenses	715	683	382	1,644
Acquisition-related expenses	—	188	94	—
Earnings from operations	58,659	49,948	74,437	50,439
Non-operating (income) expense:
Interest expense, net	5,141	5,802	4,932	5,862
Other (income) expense, net	(1,194)	932	49	57
Earnings before income taxes	54,712	43,214	69,456	44,520
Income tax expense	7,671	11,060	17,977	11,517
Net earnings	$47,041	$32,154	$51,479	$33,003
Net earnings per share:
Basic	$1.33	$0.91	$1.45	$0.92
Diluted	$1.31	$0.89	$1.44	$0.91
Shares used in per share calculations:
Basic	35,480	35,468	35,483	35,913
Diluted	35,999	35,957	35,815	36,263

INSIGHT ENTERPRISES, INC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).  We completed the acquisition of PCM on August 30, 2019.  As permitted under SEC guidance, management’s assessment as of December 31, 2019 did not include an assessment of the effectiveness of internal control over financial reporting of PCM, which constituted approximately 17.8% of total assets as of December 31, 2019 and 9.5% of net sales for the year ended December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

(b)   Changes in Internal Control Over Financial Reporting

Except as described below, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As noted above, on August 30, 2019 we completed the acquisition of PCM.  We are currently integrating PCM into our control environment.  In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the PCM business, which is expected to be completed in the year ended December 31, 2020.

(c)   Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  We completed the acquisition of PCM on August 30, 2019. As permitted under SEC guidance, management’s assessment as of December 31, 2019 did not include an assessment of the effectiveness of disclosure controls and procedures of PCM, which constituted approximately 17.8% of total assets as of December 31, 2019 and 9.5% of net sales for the year ended December 31, 2019.

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

INSIGHT ENTERPRISES, INC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item can be found in our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None.

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K

YEAR ENDED DECEMBER 31, 2019

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation	8-K	000-25092	2.1	November 7, 2016

2.2(1)	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM	8-K	000-25092	2.1	June 24, 2019

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee.	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities					X

10.1(2)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(3)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(3)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(3)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.5(3)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020					X

10.6(3)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.7(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

10.8(3)	Employment Agreement between Insight Enterprises, Inc. and Steven W. Dodenhoff, dated as of January 30, 2012	10-K	000-25092	10.16	February 24, 2012

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2019

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

10.9(3)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.10(3)	Managing Director Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.11(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.12(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Jeffery Shumway, dated May 6, 2019					X

10.13	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.14	Form of Warrant Confirmation.	8-K	000-25092	10.2	August 15, 2019

10.15(4)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	August 30, 2019

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated February 11, 2020					X

24.2	Power of Attorney for Richard E. Allen dated February 11, 2020					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 11, 2020					X

24.4	Power of Attorney for Linda M. Breard dated February 11, 2020					X

24.5	Power of Attorney for Catherine Courage dated February 11, 2020					X

24.6	Power of Attorney for Anthony A. Ibarguen dated February 11, 2020					X

24.7	Power of Attorney for Kathleen S. Pushor dated February 11, 2020					X

24.8	Power of Attorney for Girish Rishi dated February 4, 2020					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2019

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(1)

Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.

(2)

We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Rachael A. Bertrandt, Linda Breard, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Steven W. Dodenhoff, Wolfgang Ebermann, Anthony A. Ibargüen, Helen K. Johnson, Kenneth T. Lamneck, Kathleen S. Pushor, Girish Rishi and Jeffery Shumway.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

(3)	Management contract or compensatory plan or arrangement.

(4)  Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.  The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.

(P)	Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
Chief Executive Officer

Dated: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Kenneth T. Lamneck	and Director (principal executive	February 21, 2020
Kenneth T. Lamneck	officer)

/s/ Glynis A. Bryan	Chief Financial Officer	February 21, 2020
Glynis A. Bryan	(principal financial officer)

/s/ Rachael A. Bertrandt	Global Corporate Controller	February 21, 2020
Rachael A. Bertrandt	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 21, 2020
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 21, 2020
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 21, 2020
Bruce W. Armstrong

/s/ Linda M. Breard*	Director	February 21, 2020
Linda Breard

/s/ Catherine Courage*	Director	February 21, 2020
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 21, 2020
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 21, 2020
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 21, 2020
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact