Form 10-Q
period 2020-03-31
INSIGHT ENTERPRISES INC
filed 2020-05-07
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

The number of shares outstanding of the issuer’s common stock as of May 1, 2020 was 35,050,629.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2020

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, including due to COVID-19, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; our expectations regarding completion of the PCM integration; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Risk Factors” in Part II, Item 1A of this report:

•	the widespread outbreak of an illness or other communicable disease such as COVID-19, which could result in significant disruptions of global supply chains and demand for our products and services;
•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and in the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;

INSIGHT ENTERPRISES, INC.

•	risks associated with the integration and operation of acquired businesses, including PCM and the achievement of expected benefits;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	the risks associated with our international operations;
•	general economic conditions, economic uncertainties and changes in geopolitical conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	cyberattacks or breaches of data privacy and security regulations;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	our substantial amount of indebtedness;
•	the conditional conversion feature of the convertible notes, which if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on the Company’s reported financial results;
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock;
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions; and
•	risks associated with the discontinuation of LIBOR as a benchmark rate.

Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”).  Any forward-looking statements in this report are made as of the date of this filing and should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.  We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.  We do not endorse any projections regarding future performance that may be made by third parties.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$62,660	$114,668
Accounts receivable, net of allowance for doubtful accounts of $12,610 and $10,762, respectively	2,464,377	2,511,383
Inventories	236,414	190,833
Other current assets	202,706	231,148
Total current assets	2,966,157	3,048,032
Property and equipment, net of accumulated depreciation and amortization of $238,766 and $236,330, respectively	128,689	130,907
Goodwill	413,665	415,149
Intangible assets, net of accumulated amortization of $83,187 and $73,492, respectively	271,533	278,584
Other assets	276,974	305,507
	$4,057,018	$4,178,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,283,801	$1,275,957
Accounts payable—inventory financing facilities	252,912	253,676
Accrued expenses and other current liabilities	358,182	352,204
Current portion of long-term debt	1,700	1,691
Total current liabilities	1,896,595	1,883,528
Long-term debt	749,547	857,673
Deferred income taxes	44,489	44,633
Other liabilities	215,818	232,027
	2,906,449	3,017,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,049 shares at March 31, 2020 and 35,263 shares at December 31, 2019 issued and outstanding	350	353
Additional paid-in capital	351,648	357,032
Retained earnings	854,566	841,097
Accumulated other comprehensive loss – foreign currency translation adjustments	(55,995)	(38,164)
Total stockholders’ equity	1,150,569	1,160,318
	$4,057,018	$4,178,179

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales:
Products	$1,848,316	$1,466,672
Services	295,735	218,794
Total net sales	2,144,051	1,685,466
Costs of goods sold:
Products	1,670,238	1,337,308
Services	148,477	99,686
Total costs of goods sold	1,818,715	1,436,994
Gross profit	325,336	248,472
Operating expenses:
Selling and administrative expenses	268,863	191,063
Severance and restructuring expenses, net	2,144	370
Acquisition and integration related expenses	1,466	—
Earnings from operations	52,863	57,039
Non-operating (income) expense:
Interest expense, net	11,826	4,552
Other (income) expense, net	(1,563)	1,050
Earnings before income taxes	42,600	51,437
Income tax expense	8,639	12,110
Net earnings	$33,961	$39,327
Net earnings per share:
Basic	$0.96	$1.10
Diluted	$0.95	$1.09
Shares used in per share calculations:
Basic	35,233	35,609
Diluted	35,646	36,103

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net earnings	$33,961	$39,327
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,831)	1,915
Total comprehensive income	$16,130	$41,242

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2019	35,263	$353	—	$—	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	231	2	—	—	(5,289)	—	(1)	(5,288)
Stock-based compensation expense	—	—	—	—	4,409	—	—	4,409
Repurchase of treasury stock	—	—	(445)	(25,000)	—		—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,504)	—	(20,491)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,831)	—	(17,831)
Net earnings	—	—	—	—	—	—	33,961	33,961
Balances at March 31, 2020	35,049	$350	—	$—	$351,648	$(55,995)	$854,566	$1,150,569

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	279	3	—	—	(6,131)	—	—	(6,128)
Stock-based compensation expense	—	—	—	—	4,115	—	—	4,115
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,915	—	1,915
Net earnings	—	—	—	—	—	—	39,327	39,327
Balances at March 31, 2019	35,761	$358	—	$—	$321,606	$(39,738)	$743,992	$1,026,218

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$33,961	$39,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,397	8,867
Provision for losses on accounts receivable	3,136	1,413
Non-cash stock-based compensation	4,409	4,115
Deferred income taxes	(509)	547
Other adjustments	5,262	1,408
Changes in assets and liabilities:
Decrease in accounts receivable	22,648	210,691
Increase in inventories	(48,332)	(39,658)
Decrease (increase) in other assets	57,241	(107,314)
Increase (decrease) in accounts payable	23,277	(82,246)
(Decrease) increase in accrued expenses and other liabilities	(25,364)	84,763
Net cash provided by operating activities	93,126	121,913
Cash flows from investing activities:
Proceeds from sale of assets held for sale	14,218	—
Purchases of property and equipment	(7,382)	(5,352)
Acquisitions, net of cash and cash equivalents acquired	(6,406)	(762)
Net cash provided by (used in) investing activities	430	(6,114)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	—	49,936
Repayments on senior revolving credit facility	—	(49,936)
Borrowings on ABL revolving credit facility, net of initial lender fees	678,197	—
Repayments on ABL revolving credit facility	(788,443)	—
Borrowings on accounts receivable securitization financing facility	—	1,010,500
Repayments on accounts receivable securitization financing facility	—	(1,092,500)
Net repayments under inventory financing facilities	(764)	(43,970)
Repurchases of common stock	(25,000)	—
Other payments	(5,756)	(6,670)
Net cash used in financing activities	(141,766)	(132,640)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(3,615)	(986)
Decrease in cash, cash equivalents and restricted cash	(51,825)	(17,827)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$64,472	$126,466

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2020 and our results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019.  The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2019.  Our results of operations include the results of PCM, Inc. (“PCM”) from its acquisition date of August 30, 2019 and vNext from its acquisition date of February 28, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.”  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date.  The new standard is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted.  We adopted the new standard as of January 1, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  The new standard provides amendments to the reporting of expected recoveries.  The new standard is effective with the adoption of ASU No. 2016-13.  We adopted the new standard as of January 1, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  The new standard provides changes for how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.  The new standard is effective with the adoption of ASU No. 2016-13.  We adopted the new standard as of January 1, 2020. The adoption of this new standard did not have a material effect on our consolidated financial statements.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 that affect or may affect our current financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	Sales Recognition

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,128,486	$174,969	$7,746	$1,311,201
Software	305,163	201,082	30,870	537,115
Services	240,732	42,835	12,168	295,735
	$1,674,381	$418,886	$50,784	$2,144,051
Major Client Groups
Large Enterprise / Corporate	$1,160,748	$292,288	$13,025	$1,466,061
Small and Medium-Sized Businesses	386,076	17,742	13,654	417,472
Public Sector	127,557	108,856	24,105	260,518
	$1,674,381	$418,886	$50,784	$2,144,051
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,600,514	$392,259	$45,754	$2,038,527
Net revenue recognition (Agent)	73,867	26,627	5,030	105,524
	$1,674,381	$418,886	$50,784	$2,144,051

	Three Months Ended March 31, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$748,337	$171,525	$6,518	$926,380
Software	322,079	183,148	35,065	540,292
Services	172,025	35,502	11,267	218,794
	$1,242,441	$390,175	$52,850	$1,685,466
Major Client Groups
Large Enterprise / Corporate	$976,841	$260,607	$13,307	$1,250,755
Small and Medium-Sized Businesses	168,483	20,502	13,389	202,374
Public Sector	97,117	109,066	26,154	232,337
	$1,242,441	$390,175	$52,850	$1,685,466
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,182,078	$367,165	$47,866	$1,597,109
Net revenue recognition (Agent)	60,363	23,010	4,984	88,357
	$1,242,441	$390,175	$52,850	$1,685,466

The following table provides information about receivables and contract liabilities as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Current receivables, which are included in “Accounts receivable, net”	$2,464,377	$2,511,383
Non-current receivables, which are included in “Other assets”	110,861	154,417
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	94,243	84,814

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in the contract liabilities balances during the three months ended March 31, 2020 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2019	$84,814
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(18,864)
Cash received in advance and not recognized as revenue	28,293
Balances at March 31, 2020	$94,243

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2020	$83,311
2021	33,744
2022	19,039
2023 and thereafter	11,548
Total remaining performance obligations	$147,642

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2020 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 15 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

3.	Assets Held for Sale

During 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global corporate headquarters.  During the fourth quarter of 2019, properties in Tempe, Arizona, El Segundo and Santa Monica, California and Woodbridge, Illinois were classified as held for sale, for approximately $68,916,000, which is included in other current assets in the accompanying consolidated balance sheet as of March 31, 2020, as we look to sell current properties in preparation for our move to Chandler.  During the first quarter of 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.  See note 13 for additional information regarding the sale of our Tempe, Arizona and El Segundo and Santa Monica, California properties.

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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net earnings	$33,961	$39,327
Denominator:
Weighted average shares used to compute basic EPS	35,233	35,609
Dilutive potential common shares due to dilutive RSUs, net of tax effect	413	494
Weighted average shares used to compute diluted EPS	35,646	36,103
Net earnings per share:
Basic	$0.96	$1.10
Diluted	$0.95	$1.09

For the three months ended March 31, 2020, 86,000 of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 164,000 anti-dilutive RSUs for the three months ended March 31, 2019.
5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2020	December 31, 2019
ABL revolving credit facility	$460,141	$570,706
Convertible senior notes due 2025	287,670	284,836
Finance leases and other financing obligations	3,436	3,822
Total	751,247	859,364
Less: current portion of long-term debt	(1,700)	(1,691)
Long-term debt	$749,547	$857,673

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of March 31, 2020, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $460,141,000 was outstanding.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

The notes are subject to certain customary events of default and acceleration clauses.  As of March 31, 2020, no such events have occurred.

The notes consist of the following balances reported within the consolidated balance sheet as of March 31, 2020 (in thousands):

Liability:
Principal	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(62,330)
Net carrying amount	$287,670

Equity, net of deferred tax	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 4.875 years.  The effective interest rate on the liability component of the notes is 4.325%.

Interest expense resulting from the notes reported within the consolidated statement of operations for the three months ended March 31, 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Call Spread Transactions have no effect on the terms of the notes and reduce potential dilution by effectively increasing the initial conversion price of the notes to $103.12 per share of the Company’s common stock.

Inventory Financing Facilities

During the first quarter of 2020, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $200,000,000 to $240,000,000.  We also have an unsecured inventory financing facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) with an aggregate availability for vendor purchases under the facility of $250,000,000.  As of March 31, 2020, our combined inventory financing facilities had a total maximum capacity of $490,000,000, of which $252,912,000 was outstanding.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% or prime plus 1.25% with respect to the MUFG facility and Wells Fargo facility, respectively.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets.

Finance Lease and Other Financing Obligations

From time to time, we enter into finance leases and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors.

The current and long-term portions of our finance leases and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of March 31, 2020 and December 31, 2019.  See Note 6 for additional information.

6.	Leases

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$89,869	$74,684
Finance lease assets	Property and equipment(a)	2,973	3,297
Total lease assets		$92,842	$77,981
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$21,000	$19,648
Finance lease liabilities	Current portion of long-term debt	1,700	1,691
Non-current
Operating lease liabilities	Other liabilities	74,114	60,285
Finance lease liabilities	Long-term debt	1,736	2,131
Total lease liabilities		$98,550	$83,755

(a)	Recorded net of accumulated amortization of $1,185,000 and $861,000 as of March 31, 2020 and December 31, 2019, respectively.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three months ended March 31, 2020 and 2019 (in thousands):

Lease cost	Classification	Three months ended March 31, 2020	Three months ended March 31, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$6,514	$4,918
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	324	171
Interest on lease liabilities	Interest expense, net	32	27
Total lease cost		$6,870	$5,116

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Future minimum lease payments under non-cancelable leases as of March 31, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$18,308	$1,368	$19,676
2021	21,199	1,077	22,276
2022	18,287	645	18,932
2023	12,742	449	13,191
2024	7,917	45	7,962
After 2024	27,991	—	27,991
Total lease payments	106,444	3,584	110,028
Less: Interest	(11,330)	(148)	(11,478)
Present value of lease liabilities	$95,114	$3,436	$98,550

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of March 31, 2020:

	March 31, 2020	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.29	6.58
Finance leases	2.74	2.19
Weighted average discount rate (%)
Operating leases	3.49	3.86
Finance leases	3.61	4.84

The following table provides other information related to leases for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,582	$4,457
Leased assets obtained in exchange for new operating lease liabilities	$21,294	$1,768

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$3,390	$3,123
EMEA	878	870
APAC	141	122
Total Consolidated	$4,409	$4,115

As of March 31, 2020, total compensation cost related to nonvested RSUs not yet recognized is $37,650,000, which is expected to be recognized over the next 1.44 years on a weighted-average basis.

The following table summarizes our RSU activity during the three months ended March 31, 2020:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2020	923,400	$45.58
Granted(a)	291,648	58.58
Vested, including shares withheld to cover taxes	(320,623)	41.49	$13,302,648	(b)
Forfeited	(5,777)	46.50
Nonvested at March 31, 2020(a)	888,648	51.32	$37,438,740	(c)

(a)

Includes 92,315 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2020 targeted financial results.  These RSUs will be awarded at 100% this annual period due to the completion of a significant acquisition in the period.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $42.13 as of March 31, 2020, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

8.	Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in the U.S. to provide certain relief as a result of the coronavirus (“COVID-19”) pandemic, which includes, among other things, provisions relating to net operating loss carrybacks and other tax-related matters. In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. As of March 31, 2020, we had recorded a discrete tax benefit of approximately $1,712,000 related to the CARES Act.

Our effective tax rate for the three months ended March 31, 2020 was 20.3%.  For the three months ended March 31, 2020, our effective tax rate was lower than the United States federal statutory rate of 21.0% due primarily to the remeasurement of acquired net operating

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

losses to be carried back to higher tax rate years under the CARES Act, excess tax benefits on the settlement of share-based compensation and tax benefits related to research and development activities.  These benefits were partially offset by state income taxes, net of federal benefit and higher taxes on earnings in foreign jurisdictions.

Our effective tax rate for the three months ended March 31, 2019 was 23.5%.  For the three months ended March 31, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit and higher taxes on earnings in foreign jurisdictions partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.

As of March 31, 2020 and December 31, 2019, we had approximately $10,180,000 and $9,736,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $515,000 and $442,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

Several of our subsidiaries are currently under audit for tax years 2013 through 2018.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
9.	Share Repurchase Program

On February 26, 2020, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock.  Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

During the three months ended March 31, 2020, we repurchased 444,813 shares of our common stock on the open market at a total cost of approximately $24,999,996 (an average price of $56.20 per share).  All shares repurchased were retired.  During the comparative three months ended March 31, 2019, we did not repurchase any shares of our common stock.
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

Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2020.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2020.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

Legal Proceedings

From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are required.  If accruals are not required, we further evaluate each legal proceeding to

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

assess whether an estimate of possible loss or range of possible loss can be made.  Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses.  It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period.  Legal expenses related to defense of any legal proceeding or the negotiations, settlements, rulings and advice of outside legal counsel in connection with any legal proceedings are expensed as incurred.

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

11.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC with PCM being included in our North America and EMEA segments for the three months ended March 31, 2020.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following table summarizes net sales by offering for North America, EMEA and APAC for the three months ended March 31, 2020 and 2019 (in thousands):

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2020	2019	2020	2019	2020	2019

Hardware	$1,128,486	$748,337	$174,969	$171,525	$7,746	$6,518
Software	305,163	322,079	201,082	183,148	30,870	35,065
Services	240,732	172,025	42,835	35,502	12,168	11,267
	$1,674,381	$1,242,441	$418,886	$390,175	$50,784	$52,850

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2020 or 2019.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

segments, and the allocations have been determined on a basis that we consider to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,433,649	$376,051	$38,616	$1,848,316
Services	240,732	42,835	12,168	295,735
Total net sales	1,674,381	418,886	50,784	2,144,051
Costs of goods sold:
Products	1,288,197	345,749	36,292	1,670,238
Services	129,256	14,363	4,858	148,477
Total costs of goods sold	1,417,453	360,112	41,150	1,818,715
Gross profit	256,928	58,774	9,634	325,336
Operating expenses:
Selling and administrative expenses	211,203	50,244	7,416	268,863
Severance and restructuring expenses	2,122	6	16	2,144
Acquisition and integration related expenses	1,262	204	—	1,466
Earnings from operations	$42,341	$8,320	$2,202	$52,863

	Three Months Ended March 31, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,070,416	$354,673	$41,583	$1,466,672
Services	172,025	35,502	11,267	218,794
Total net sales	1,242,441	390,175	52,850	1,685,466
Costs of goods sold:
Products	974,701	324,038	38,569	1,337,308
Services	85,133	9,154	5,399	99,686
Total costs of goods sold	1,059,834	333,192	43,968	1,436,994
Gross profit	182,607	56,983	8,882	248,472
Operating expenses:
Selling and administrative expenses	136,950	47,145	6,968	191,063
Severance and restructuring expenses	331	(85)	124	370
Earnings from operations	$45,326	$9,923	$1,790	$57,039

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2020	December 31, 2019
North America	$3,977,876	$3,814,408
EMEA	781,651	699,856
APAC	159,268	123,349
Corporate assets and intercompany eliminations, net	(861,777)	(459,434)
Total assets	$4,057,018	$4,178,179

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization of property and equipment:
North America	$5,826	$3,957
EMEA	1,328	955
APAC	135	132
	7,289	5,044
Amortization of intangible assets:
North America	9,493	3,636
EMEA	506	69
APAC	109	118
	10,108	3,823
Total	$17,397	$8,867

12.Acquisitions

PCM

On August 30, 2019, we completed our acquisition of PCM, acquiring 100 percent of the issued and outstanding shares of PCM for a cash purchase price of $745,562,000, which included cash and cash equivalents acquired of $84,637,000 and the payment of PCM’s outstanding debt. PCM is a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom.  Based in El Segundo, California, PCM has 40 office locations globally and more than 4,000 teammates.  We believe that this acquisition allows us to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space primarily in North America.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price net of cash and cash equivalents acquired		$660,925
Fair value of net assets acquired:
Current assets	$532,433
Identifiable intangible assets - see description below	191,370
Property and equipment	91,213
Other assets	32,699
Current liabilities	(368,647)
Long-term liabilities, including deferred taxes	(63,623)
Total fair value of net assets acquired		415,445
Excess purchase price over fair value of net assets acquired ("goodwill")		$245,480

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

The fair values of current assets and liabilities are based upon their historical costs on the date of acquisition due to their short-term nature.  The estimated fair values of the majority of property and equipment, excluding acquired real estate, are also based upon historical costs net of depreciation, as they approximated fair value.  Certain long-term assets, including PCM’s IT systems, were written down to the estimated fair value.

The preliminary estimated fair value of net assets acquired was approximately $415,445,000, including $191,370,000 of identified intangible assets, consisting primarily of customer relationships of $178,900,000.  The fair value of the customer relationships were determined using the multiple-period excess earnings method.  The identifiable intangible assets resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives: customer relationships – 10-12 years; trade names – 1 year; non-compete agreements – 2-3 years.

Goodwill of $245,480,000, which was recorded in our North America and EMEA operating segments, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from PCM.  The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.  The addition of the PCM technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.  None of the goodwill is tax deductible.

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

The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended March 31,
		2019
Net sales	As reported	$1,685,466
	Pro forma	$2,218,774
Net earnings	As reported	$39,327
	Pro forma	$37,057
Diluted earnings per share	As reported	$1.09
	Pro forma	$1.03

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in Goodwill and Intangible Assets

Other than the goodwill and intangible assets recorded in conjunction with the acquisitions of vNext and PCM, the only other change in consolidated goodwill and intangible assets as of March 31, 2020 compared to the balance as of December 31, 2019 resulted from foreign currency translation adjustments associated with the balances in our North America, EMEA and APAC operating segments.

13.Subsequent Event

On April 23, 2020 we entered into an agreement for the group sale of our properties in Tempe, Arizona, and El Segundo and Santa Monica, California for approximately $86,000,000.  The agreement provides for a due diligence period during which the buyer can terminate the contract for any reason.  If the sale is completed, we intend to use the proceeds to ready our property in Chandler, Arizona to be used as our global corporate headquarters.

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

On a consolidated basis, for the three months ended March 31, 2020:

•

Net sales of $2.14 billion increased 27% compared to the three months ended March 31, 2019, primarily due to the addition of PCM.  This reflects an increase in hardware and services net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 28% compared to the first quarter of 2019.

•	Gross profit of $325.3 million increased 31% compared to the three months ended March 31, 2019, up 32% year over year, excluding the effects of fluctuating foreign currency exchange rates.
•

Gross margin improved approximately 50 basis points to 15.2% of net sales in the three months ended March 31, 2020.  This increase reflects an increase in margins on hardware net sales and an increase in higher margin Insight delivered services compared to the same period in the prior year.

•

Earnings from operations decreased 7% year to year to $52.9 million in the first quarter of 2020 compared to $57.0 million in the first quarter of 2019, primarily due to increased amortization of intangible assets from the PCM acquisition.  Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 7% year to year.

•

Net earnings and diluted earnings per share were $34.0 million and $0.95, respectively, for the first quarter of 2020.  This compares to net earnings of $39.3 million and diluted earnings per share of $1.09 for the first quarter of 2019.

Recent Developments – Impact of COVID 19 to our Business

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which has since spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  In an effort to protect the health and safety of our teammates, we took proactive action to adopt social distancing policies at our locations globally, including working from home where possible, limiting the number of teammates attending in-person meetings, reducing the number of people in our locations at any one time, and suspending teammate travel. Governments around the world have also enacted various measures, including orders to close all businesses not deemed

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

“essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  While we observed a limited impact of COVID-19 on our first quarter financial results, we anticipate demand for our products and services will decline significantly in the second quarter as clients evaluate the impact of COVID-19 on their businesses, their profitability and liquidity. We have started to experience a significant decrease in April booking trends year over year. In the short run we are taking steps to accelerate our integration plans with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation, and travel related expenditures.  We believe that we have a strong balance sheet and sufficient liquidity, including amounts available under our ABL facility with current capacity of up to $1.2 billion, of which approximately $460.1 million was outstanding at March 31, 2020.

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, such as related restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate further actions altering our business operations that we determine will be in the best interests of our teammates, clients, partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for the remainder of 2020.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends.  See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ from estimates we have made.  Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation.  While we observed an insignificant impact on our first quarter financial results, the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Costs of goods sold	84.8	85.3
Gross profit	15.2	14.7
Selling and administrative expenses	12.5	11.3
Severance and restructuring expenses and acquisition and integration related expenses	0.2	—
Earnings from operations	2.5	3.4
Non-operating expense, net	0.5	0.3
Earnings before income taxes	2.0	3.1
Income tax expense	0.4	0.8
Net earnings	1.6%	2.3%

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

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and in the related product or services sales being incentivized by the partner.  Incentives from our largest partners are significant and changes in the incentives could impact our results of operations to the extent we are unable to adapt our sales strategies to optimize performance under the revised programs.

Net Sales.  Net sales for the three months ended March 31, 2020 increased 27% year over year to $2.14 billion compared to the three months ended March 31, 2019.  Our net sales by operating segment were as follows for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		%
	2020	2019	Change
North America	$1,674,381	$1,242,441	35%
EMEA	418,886	390,175	7%
APAC	50,784	52,850	(4%)
Consolidated	$2,144,051	$1,685,466	27%

Our net sales by offering category for North America for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2020	2019	Change
Hardware	$1,128,486	$748,337	51%
Software	305,163	322,079	(5%)
Services	240,732	172,025	40%
	$1,674,381	$1,242,441	35%

Net sales in North America increased 35%, or $431.9 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by the addition of PCM.  Net sales of hardware and services increased 51% and 40%, respectively, year over year, partially offset by a decrease of 5% in software net sales, year to year.  The net changes for the three months ended March 31, 2020 were the result of the following:

•

The increase in hardware net sales was due primarily to the addition of PCM and higher volume of sales to large enterprise and corporate clients.  The increase in volume of sales was largely due to increased demand for work-from-home and collaboration solutions as companies responded to shelter in place mandates, although certain sales were delayed to future quarters by continued supply constraints by chip manufacturers.

•	The decrease in software net sales was due to a significant transaction in the prior year with no comparable activity in the current year, partially offset by the addition of PCM.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services, the addition of PCM and an increase in warranty net sales.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for EMEA for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2020	2019	Change
Hardware	$174,969	$171,525	2%
Software	201,082	183,148	10%
Services	42,835	35,502	21%
	$418,886	$390,175	7%

Net sales in EMEA increased 7%, or $28.7 million, in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 10%, year over year.  Net sales of hardware, software and services increased 2%, 10% and 21% year over year, respectively.  The net changes for the three months ended March 31, 2020 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices to corporate and public sector clients.
•	The increase in software net sales was due to higher volume of sales to large enterprise, corporate and public sector clients.
•	The increase in services net sales was due primarily to higher sales of cloud solutions, increased software referral fees and higher volume sales of Insight delivered services.

Our net sales by offering category for APAC for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2020	2019	Change
Hardware	$7,746	$6,518	19%
Software	30,870	35,065	(12%)
Services	12,168	11,267	8%
	$50,784	$52,850	(4%)

Net sales in APAC decreased 4%, or $2.1 million, in the first quarter of 2020 compared to the first quarter of 2019.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 3%, year over year.  Net sales of software decreased by 12%, year to year, partially offset by increases in hardware and services net sales of 19% and 8%, respectively, year over year.  The net changes for the three months ended March 31, 2020 were the result of the following:

•	The increase in hardware net sales was primarily due to higher volume sales to large enterprise and corporate clients.
•	The decrease in software net sales was primarily due to lower volume sales to large enterprise clients.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2020 and 2019:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	68%	60%	42%	44%	15%	12%
Software	18%	26%	48%	47%	61%	67%
Services	14%	14%	10%	9%	24%	21%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 31%, or $76.9 million, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, with gross margin increasing approximately 50 basis points to 15.2% for the three months ended March 31, 2020 compared to 14.7% for the three months ended March 31, 2019.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	% of Net Sales	2019	% of Net Sales
North America	$256,928	15.3%	$182,607	14.7%
EMEA	58,774	14.0%	56,983	14.6%
APAC	9,634	19.0%	8,882	16.8%
Consolidated	$325,336	15.2%	$248,472	14.7%

North America’s gross profit for the three months ended March 31, 2020 increased $74.3 million, or 41%, compared to the three months ended March 31, 2019.  As a percentage of net sales, gross margin increased approximately 60 basis points to 15.3% for the first quarter of 2020.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in product margin, which includes partner funding and freight, of 98 basis points partially offset by a decrease in margin on services net sales, which contracted 34 basis points compared to the same period in the prior year.

•	The increase in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year and the addition of PCM.
•	The decrease in margin from services net sales during the current quarter resulted from PCM services net sales that achieved lower gross margins than Insight delivered services.

EMEA’s gross profit for the three months ended March 31, 2020 increased $1.8 million, or 3%, year over year (increasing 6% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2019.  As a percentage of net sales, gross margin decreased approximately 60 basis points, year to year.  The year to year net decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 62 basis points, partially offset by a net increase in services margin, which increased by 5 basis points.

APAC’s gross profit for the three months ended March 31, 2020 increased $752,000, or 8%, compared to the three months ended March 31, 2019 (increasing 16% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 220

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

basis points, year over year.  The increase in gross margin in the first quarter of 2020 compared to the first quarter of 2019 was due to an increase in gross margin on services net sales of 329 basis points, offset by a decrease in product margin, which includes partner funding and freight, of 112 basis points.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $77.8 million, or 41%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  Our selling and administrative expenses by major expense type for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Personnel costs, including teammate benefits	$201,815	$150,491
Depreciation and amortization	17,397	8,867
Facility expenses	10,978	6,663
Travel and entertainment	7,165	6,246
Legal and professional fees	5,825	3,942
Marketing	3,461	2,322
Other	22,222	12,532
Total	$268,863	$191,063

Selling and administrative expenses increased approximately 120 basis points as a percentage of net sales in the first quarter of 2020 compared to the first quarter of 2019.  The overall net increase in selling and administrative expenses reflects a $51.3 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, reflecting the acquisition of PCM in August 2019, and increased variable compensation resulting from increased gross profit in the first quarter of 2020 compared to the first quarter of 2019.  There was also an increase in depreciation and amortization, facility and other expenses of $8.5 million, $4.3 million and $9.7 million, respectively, primarily as a result of PCM.

Severance and Restructuring Expenses.  During the three months ended March 31, 2020, we recorded severance expense, net of adjustments, of approximately $2.1 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities and for North America and EMEA, the acquisition of PCM.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended March 31, 2019, we recorded severance expense, net of adjustments, of approximately $370,000.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and our convertible senior notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense for the three months ended March 31, 2020 increased more than 100%, or $7.3 million, compared to the three months ended March 31, 2019.  The increase was due primarily to higher average daily balances under our ABL facility in comparison to our facilities in the prior year.  Imputed interest under our inventory financing facilities was $2.8 million for the three months ended March 31, 2020 compared to $3.0 million for the three months ended March 31, 2019.  Imputed interest under our convertible senior notes, which were issued in August 2019, was $2.5 million for the three months ended March 31, 2020. For a description of

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

our various financing facilities and our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense.  Our effective tax rate of 20.3% for the three months ended March 31, 2020 was lower than our effective tax rate of 23.5% for the three months ended March 31, 2019. The decrease in our effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was due primarily to the remeasurement of acquired net operating losses to be carried back to higher tax rate years under the CARES Act.

Liquidity and Capital Resources

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation.  While we observed an insignificant impact on our first quarter financial results, the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$93,126	$121,913
Net cash provided by (used in) investing activities	430	(6,114)
Net cash used in financing activities	(141,766)	(132,640)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(3,615)	(986)
Decrease in cash, cash equivalents and restricted cash	(51,825)	(17,827)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$64,472	$126,466

Cash and Cash Flow

•	Our primary uses of cash during the three months ended March 31, 2020 were to pay down our debt balances and to fund our working capital requirements.
•	Operating activities provided $93.1 million in cash during the three months ended March 31, 2020, compared to $121.9 million during the three months ended March 31, 2019.
•

We had net repayments under our inventory financing facilities of $764,000 during the three months ended March 31, 2020, compared to net repayments of $44.0 million during the three months ended March 31, 2019.

•

Net repayments under our ABL revolving credit facility during the three months ended March 31, 2020 were $110.2 million.  Net repayments under our prior senior revolving credit facility and ABS facility combined during the three months ended March 31, 2019 were $82.0 million.

•	Capital expenditures were $7.4 million and $5.4 million in the three months ended March 31, 2020 and March 31, 2019, respectively.
•	We acquired vNext for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the first quarter of 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

During the three months ended March 31, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020 with no comparable repurchases during the three months ended March 31, 2019.

•

Cash, cash equivalents and restricted cash balances in the three months ended March 31, 2020 and 2019 were negatively affected by $3.6 million and $1.0 million, respectively, as a result of foreign currency exchange rates.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and sufficient liquidity, including amounts available under our ABL facility with current capacity of up to $1.2 billion, of which approximately $460.1 million was outstanding at March 31, 2020.

Net cash provided by operating activities

•	Cash flow from operating activities in the first three months of 2020 was $93.1 million compared to $121.9 million in the first three months of 2019.
•

The significant decreases in both other assets and accrued expenses and other liabilities for the three months ended March 31, 2020 resulted from a single significant transaction in 2019 with no comparable activity in the current year.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2020	2019
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	104	92
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(77)	(73)
Cash conversion cycle (days) (d)	38	30

(a)

Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales.  Daily net sales is calculated as net sales for the quarter divided by 91 and 90 days in 2020 and 2019, respectively.

(b)

Calculated as average inventories divided by daily costs of goods sold.  Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 and 90 days in 2020 and 2019, respectively.

(c)

Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facility at the end of the quarter divided by daily costs of goods sold.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 and 90 days in 2020 and 2019, respectively.

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 38 days in the first quarter of 2020, up eight days from the first quarter of 2019.
•

The net changes were a result of a 12 day increase in DSOs primarily due to an increase in aged receivables, partly driven by client circumstances surrounding COVID-19 as well as the increased working capital needs of PCM.  The 4 day increase in DPOs was due to timing of transactions during the respective quarters.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	We intend to use cash generated in the remainder of 2020 in excess of working capital needs, given current market conditions, to be focused on paying down our debt balances.

Net cash provided by (used in) investing activities

•	Capital expenditures were $7.4 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively.
•	We acquired vNext for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the first quarter of 2020.
•

We expect capital expenditures for the full year 2020 to be between $40.0 million and $45.0 million, of which approximately $20.0 million will be used to ready our global corporate headquarters, and the remaining is for technology-related upgrade projects and the integration of prior acquisitions.

Net cash used in financing activities

•	During the three months ended March 31, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $110.2 million.
•

During the three months ended March 31, 2019, we had net combined repayments under our prior senior revolving credit facility and our ABS facility that decreased our outstanding long-term debt balance by $82.0 million.

•	We had net repayments under our inventory financing facilities of $764,000 during the three months ended March 31, 2020 compared to $44.0 million during the three months ended March 31, 2019.
•

During the three months ended March 31, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020, with no comparable repurchases during the three months ended March 31, 2019.

Financing Facilities

Our debt balance as of March 31, 2020 was $751.2 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2020, no such events have occurred.
•

Our ABL revolving credit facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.

•	The credit agreement contains customary affirmative and negative covenants and events of default.
•	At March 31, 2020, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	Our inventory financing facilities have an aggregate availability for vendor purchases of $490.0 million, of which $252.9 million was outstanding at March 31, 2020.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of March 31, 2020, we had approximately $50.5 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, the Netherlands, Sweden and the United Kingdom.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

INSIGHT ENTERPRISES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of March 31, 2020, the fair market value of our convertible senior notes was $315.7 million. For additional information about our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  We completed the acquisition of PCM on August 30, 2019. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of March 31, 2020 did not include an assessment of controls and procedures of PCM, which is included in the consolidated financial statements as of March 31, 2020.  PCM constituted approximately 19% of our total assets as of March 31, 2020 and approximately 21% of our total net sales for the three months ended March 31, 2020.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and the risks relating to the impact of the COVID-19 pandemic described below.  The risks described in our Annual Report and below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, such as the recent novel coronavirus (“COVID-19”) global pandemic, could adversely affect our business, results of operations and financial condition, the extent of which is uncertain and difficult to predict.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains.  For example, in late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  In an effort to protect the health and safety of our employees, we took proactive action to adopt social distancing policies at our locations globally, including working from home where possible, limiting the number of employees attending in-person meetings, reducing the number of people in our locations at any one time, and suspending employee travel.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place,” total lock-down orders or similar restrictions by various governments worldwide, and created significant volatility and disruption of financial markets.  As a result of the COVID-19 pandemic and the related responses from government authorities, our business operations, financial performance and results of operations have been and may continue to be adversely impacted in a number of ways, including, but not limited to, the following:

•

disruptions to our operations, including any closures of our offices and facilities; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our other important business activities;

•	reduced demand for our products and services due to disruptions to the businesses and operations of our clients;
•	interruptions, availability or delays in global shipping to transport our products;
•	a slowdown or stoppage in the supply chain for our products;
•

limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

•	the ability of our clients to pay for our products, services and solutions;
•	the willingness of clients in the travel, hospitality, retail and other industries significantly impacted by the pandemic to continue with current and expected projects;
•	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties;

INSIGHT ENTERPRISES, INC.

•	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities;
•	changes to the carrying value of our goodwill and intangible assets; and
•

an increase in regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our clients, partners and teammates. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

The potential effects of the COVID-19 pandemic may also impact our other risk factors discussed in in Part I, Item 1A, “Risk Factors”, in our Annual Report.  The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact, such as related restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	—	$—	—	$32,000
February 1, 2020 through February 29, 2020	—	—	—	50,032,000
March 1, 2020 through March 31, 2020	444,813	56.20	444,813	25,032,004
Total	444,813	$56.20	444,813

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There was no stated expiration date for this share repurchase plan.  As of January 1, 2020, $32,000 remained available for repurchases under this share repurchase plan (of which none remains available as of March 31, 2020).

INSIGHT ENTERPRISES, INC.

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock.  There is no stated expiration date for this share repurchase plan.

In accordance with the share repurchase plans, share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

Repurchases during the quarter ended March 31, 2020 are reflected in the table above and were made pursuant to our share repurchase plans.  All shares repurchased during the three months ended March 31, 2020 were retired.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2020	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)