Form 10-Q
period 2020-06-30
INSIGHT ENTERPRISES INC
filed 2020-08-06
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of shares outstanding of the issuer’s common stock as of August 3, 2020 was 35,071,429.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2020

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business, including due to COVID-19, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; our expectations regarding completion of the PCM integration; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Risk Factors” in Part II, Item 1A of this report:

•

the duration and severity of the COVID-19 pandemic and its effects on our business, results of operations and financial condition, as well as the widespread outbreak of any other illnesses or communicable diseases;

•	actions of our competitors, including manufacturers and publishers of products we sell;
•

our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and in the requirements year over year;

•	changes in the IT industry and/or rapid changes in technology;

INSIGHT ENTERPRISES, INC.

•	risks associated with the integration and operation of acquired businesses, including PCM and the achievement of expected synergies and benefits;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	the risks associated with our international operations;
•	general economic conditions, economic uncertainties and changes in geopolitical conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	cyberattacks or breaches of data privacy and security regulations;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	our substantial amount of indebtedness;
•	the conditional conversion feature of the convertible notes, which if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on the Company’s reported financial results;
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock;
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions; and
•	risks associated with the discontinuation of LIBOR as a benchmark rate.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$153,866	$114,668
Accounts receivable, net of allowance for doubtful accounts of $13,017 and $10,762, respectively	2,677,564	2,511,383
Inventories	212,980	190,833
Other current assets	220,080	231,148
Total current assets	3,264,490	3,048,032
Property and equipment, net of accumulated depreciation and amortization of $241,826 and $236,330, respectively	127,490	130,907
Goodwill	415,897	415,149
Intangible assets, net of accumulated amortization of $93,462 and $73,492, respectively	261,254	278,584
Other assets	272,347	305,507
	$4,341,478	$4,178,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,796,918	$1,275,957
Accounts payable—inventory financing facilities	261,133	253,676
Accrued expenses and other current liabilities	371,401	352,204
Current portion of long-term debt	1,509	1,691
Total current liabilities	2,430,961	1,883,528
Long-term debt	435,955	857,673
Deferred income taxes	43,880	44,633
Other liabilities	223,326	232,027
	3,134,122	3,017,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,070 shares at June 30, 2020 and 35,263 shares at December 31, 2019 issued and outstanding	351	353
Additional paid-in capital	354,431	357,032
Retained earnings	900,950	841,097
Accumulated other comprehensive loss – foreign currency translation adjustments	(48,376)	(38,164)
Total stockholders’ equity	1,207,356	1,160,318
	$4,341,478	$4,178,179

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Products	$1,672,933	$1,594,335	$3,521,249	$3,061,007
Services	295,802	241,686	591,537	460,480
Total net sales	1,968,735	1,836,021	4,112,786	3,521,487
Costs of goods sold:
Products	1,517,947	1,458,916	3,188,185	2,796,224
Services	126,399	101,656	274,876	201,342
Total costs of goods sold	1,644,346	1,560,572	3,463,061	2,997,566
Gross profit	324,389	275,449	649,725	523,921
Operating expenses:
Selling and administrative expenses	242,580	199,489	511,443	390,552
Severance and restructuring expenses	7,010	680	9,154	1,050
Acquisition and integration related expenses	611	3,163	2,077	3,163
Earnings from operations	74,188	72,117	127,051	129,156
Non-operating (income) expense:
Interest expense, net	10,219	4,335	22,045	8,887
Other (income) expense, net	1,098	346	(465)	1,396
Earnings before income taxes	62,871	67,436	105,471	118,873
Income tax expense	16,486	17,438	25,125	29,548
Net earnings	$46,385	$49,998	$80,346	$89,325
Net earnings per share:
Basic	$1.32	$1.40	$2.29	$2.50
Diluted	$1.32	$1.38	$2.27	$2.47
Shares used in per share calculations:
Basic	35,060	35,772	35,147	35,691
Diluted	35,260	36,111	35,453	36,107

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings	$46,385	$49,998	$80,346	$89,325
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,619	(290)	(10,212)	1,625
Total comprehensive income	$54,004	$49,708	$70,134	$90,950

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at March 31, 2019	35,761	$358	—	$—	$321,606	$(39,738)	$743,992	$1,026,218
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	20	—	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	—	—	3,682	—	—	3,682
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(290)	—	(290)
Net earnings	—	—	—	—	—	—	49,998	49,998
Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583
Balances at March 31, 2020	35,049	$350	—	$—	$351,648	$(55,995)	$854,566	$1,150,569
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	21	1	—	—	(49)	—	(1)	(49)
Stock-based compensation expense	—	—	—	—	2,832	—	—	2,832
Foreign currency translation adjustments, net of tax	—	—	—	—	—	7,619	—	7,619
Net earnings	—	—	—	—	—	—	46,385	46,385
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	299	3	—	—	(6,156)	—	—	$(6,153)
Stock-based compensation expense	—	—	—	—	7,797	—	—	$7,797
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,625	—	$1,625
Net earnings	—	—	—	—	—	—	89,325	$89,325
Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583
Balances at December 31, 2019	35,263	$353	—	$—	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	252	3	—	—	(5,339)	—	(1)	(5,337)
Stock-based compensation expense	—	—	—	—	7,241	—	—	7,241
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,503)	—	(20,492)	-
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(10,212)	—	(10,212)
Net earnings	—	—	—	—	—	—	80,346	80,346
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$80,346	$89,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,623	17,626
Provision for losses on accounts receivable	6,570	2,346
Non-cash stock-based compensation	7,241	7,797
Deferred income taxes	(1,464)	1,180
Amortization of debt discount	8,002	-
Other adjustments	2,829	2,350
Changes in assets and liabilities:
Increase in accounts receivable	(182,511)	(354,717)
Increase in inventories	(26,647)	(33,359)
Decrease (increase) in other assets	46,088	(93,714)
Increase in accounts payable	529,742	448,682
(Decrease) increase in accrued expenses and other liabilities	(7,290)	95,022
Net cash provided by operating activities	497,529	182,538
Cash flows from investing activities:
Proceeds from sale of assets held for sale	14,218	—
Purchases of property and equipment	(14,494)	(10,584)
Acquisitions, net of cash and cash equivalents acquired	(6,406)	(3,362)
Net cash used in investing activities	(6,682)	(13,946)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	—	89,936
Repayments on senior revolving credit facility	—	(89,936)
Borrowings on ABL revolving credit facility, net of initial lender fees	1,381,179	—
Repayments on ABL revolving credit facility	(1,807,421)	—
Borrowings on accounts receivable securitization financing facility	—	1,919,500
Repayments on accounts receivable securitization financing facility	—	(2,068,500)
Net borrowings (repayments) under inventory financing facilities	7,457	(43,240)
Repurchases of common stock	(25,000)	—
Other payments	(6,791)	(6,757)
Net cash used in financing activities	(450,576)	(198,997)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(814)	(183)
Increase (decrease) in cash, cash equivalents and restricted cash	39,457	(30,588)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$155,754	$113,705

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2020 and our results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.  The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes.”  The new standard is intended to simplify various aspects of accounting for income taxes by removing specific exceptions and amending certain requirements.  The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.  We do not expect this new standard to have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.”  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  The new standard update provides changes for how a company considers expected recoveries and contractual extensions or renewal options when estimating expected credit losses.  In November 2019, the FASB issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  The new standard update provides amendments to the reporting of expected recoveries.  We adopted these new standards as of January 1, 2020. The adoption of these new standards did not have a material effect on our consolidated financial statements.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 that affect or may affect our current financial statements.
2.	Sales Recognition

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,023,970	$153,255	$6,834	$1,184,059
Software	286,202	186,781	15,891	488,874
Services	228,975	51,981	14,846	295,802
	$1,539,147	$392,017	$37,571	$1,968,735
Major Client Groups
Large Enterprise / Corporate	$1,023,562	$273,147	$16,102	$1,312,811
Small and Medium-Sized Businesses	332,384	13,178	15,562	361,124
Public Sector	183,201	105,692	5,907	294,800
	$1,539,147	$392,017	$37,571	$1,968,735
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,451,922	$359,206	$31,063	$1,842,191
Net revenue recognition (Agent)	87,225	32,811	6,508	126,544
	$1,539,147	$392,017	$37,571	$1,968,735

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$935,792	$142,951	$9,979	$1,088,722
Software	289,874	190,086	25,653	505,613
Services	179,841	46,137	15,708	241,686
	$1,405,507	$379,174	$51,340	$1,836,021
Major Client Groups
Large Enterprise / Corporate	$1,071,611	$281,013	$16,785	$1,369,409
Small and Medium-Sized Businesses	177,515	19,818	19,459	216,792
Public Sector	156,381	78,343	15,096	249,820
	$1,405,507	$379,174	$51,340	$1,836,021
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,338,948	$347,336	$43,284	$1,729,568
Net revenue recognition (Agent)	66,559	31,838	8,056	106,453
	$1,405,507	$379,174	$51,340	$1,836,021

	Six Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,152,456	$328,224	$14,580	$2,495,260
Software	591,365	387,863	46,761	1,025,989
Services	469,707	94,816	27,014	591,537
	$3,213,528	$810,903	$88,355	$4,112,786
Major Client Groups
Large Enterprise / Corporate	$2,184,310	$565,435	$29,127	$2,778,872
Small and Medium-Sized Businesses	718,460	30,920	29,216	778,596
Public Sector	310,758	214,548	30,012	555,318
	$3,213,528	$810,903	$88,355	$4,112,786
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,052,436	$751,465	$76,817	$3,880,718
Net revenue recognition (Agent)	161,092	59,438	11,538	232,068
	$3,213,528	$810,903	$88,355	$4,112,786

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,684,129	$314,476	$16,497	$2,015,102
Software	611,953	373,234	60,718	1,045,905
Services	351,866	81,639	26,975	460,480
	$2,647,948	$769,349	$104,190	$3,521,487
Major Client Groups
Large Enterprise / Corporate	$2,048,452	$541,620	$30,092	$2,620,164
Small and Medium-Sized Businesses	345,998	40,320	32,848	419,166
Public Sector	253,498	187,409	41,250	482,157
	$2,647,948	$769,349	$104,190	$3,521,487
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,521,026	$714,501	$91,150	$3,326,677
Net revenue recognition (Agent)	126,922	54,848	13,040	194,810
	$2,647,948	$769,349	$104,190	$3,521,487

The following table provides information about receivables and contract liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Current receivables, which are included in “Accounts receivable, net”	$2,677,564	$2,511,383
Non-current receivables, which are included in “Other assets”	107,386	154,417
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	91,483	84,814

Changes in the contract liabilities balances during the six months ended June 30, 2020 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2019	$84,814
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(32,682)
Cash received in advance and not recognized as revenue	39,351
Balances at June 30, 2020	$91,483

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2020	$81,917
2021	50,477
2022	22,765
2023 and thereafter	14,398
Total remaining performance obligations	$169,557

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of eight months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2020 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 20 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

3.	Assets Held for Sale

During 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global corporate headquarters.  During the fourth quarter of 2019, properties in Tempe, Arizona, El Segundo and Santa Monica, California and Woodbridge, Illinois were classified as held for sale, for approximately $68,916,000, which is included in other current assets in the accompanying consolidated balance sheet as of June 30, 2020, as we look to sell current properties in preparation for our move to Chandler.  During the first quarter of 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net earnings	$46,385	$49,998	$80,346	$89,325
Denominator:
Weighted average shares used to compute basic EPS	35,060	35,772	35,147	35,691
Dilutive potential common shares due to dilutive RSUs, net of tax effect	200	339	306	416
Weighted average shares used to compute diluted EPS	35,260	36,111	35,453	36,107
Net earnings per share:
Basic	$1.32	$1.40	$2.29	$2.50
Diluted	$1.32	$1.38	$2.27	$2.47

For the three and six months ended June 30, 2020, 400,000 and 243,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 1,000 and 83,000 anti-dilutive RSUs for the three and six months ended June 30, 2019, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
ABL revolving credit facility	$144,000	$570,706
Convertible senior notes due 2025	290,551	284,836
Finance leases and other financing obligations	2,913	3,822
Total	437,464	859,364
Less: current portion of long-term debt	(1,509)	(1,691)
Long-term debt	$435,955	$857,673

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of June 30, 2020, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $144,000,000 was outstanding.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

We may redeem for cash all or any portion of the notes, at our option, on or after August 20, 2022 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the then outstanding principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The notes are subject to certain customary events of default and acceleration clauses.  As of June 30, 2020, no such events have occurred.

The notes consist of the following balances reported within the consolidated balance sheet as of June 30, 2020 (in thousands):

Liability:
Principal	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(59,449)
Net carrying amount	$290,551

Equity, net of deferred tax	$44,731

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The remaining life of the debt discount and issuance cost accretion is approximately 4.625 years.  The effective interest rate on the liability component of the notes is 4.325%.

Interest expense resulting from the notes reported within the consolidated statement of operations for the three and six months ended June 30, 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

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

Inventory Financing Facilities

During the first quarter of 2020, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $200,000,000 to $240,000,000.  We also have an unsecured inventory financing facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”) with an aggregate availability for vendor purchases under the facility of $250,000,000.  As of June 30, 2020, our combined inventory financing facilities had a total maximum capacity of $490,000,000, of which $261,133,000 was outstanding.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% or prime plus 1.25% with respect to the MUFG facility and Wells Fargo facility, respectively.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.  On July 6, 2020, we entered into a new unsecured inventory financing facility with a subsidiary of PNC Bank, N.A. (“PNC”), which replaced the Wells Fargo facility.  See Note 13 for additional information regarding our PNC facility.

Finance Lease and Other Financing Obligations

From time to time, we enter into finance leases and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors.

The current and long-term portions of our finance leases and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of June 30, 2020 and December 31, 2019.  See Note 6 for additional information.

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

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

Leases	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$85,718	$74,684
Finance lease assets	Property and equipment(a)	2,649	3,297
Total lease assets		$88,367	$77,981
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$20,685	$19,648
Finance lease liabilities	Current portion of long-term debt	1,509	1,691
Non-current
Operating lease liabilities	Other liabilities	71,159	60,285
Finance lease liabilities	Long-term debt	1,404	2,131
Total lease liabilities		$94,757	$83,755

(a)	Recorded net of accumulated amortization of $1,509,000 and $861,000 as of June 30, 2020 and December 31, 2019, respectively.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three and six months ended June 30, 2020 (in thousands):

Lease cost	Classification	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost (a) (b)	Selling and administrative expenses	$6,438	$12,952
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	324	648
Interest on lease liabilities	Interest expense, net	28	60
Total lease cost		$6,790	$13,660

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of June 30, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$12,058	$827	$12,885
2021	21,736	1,077	22,813
2022	18,802	645	19,447
2023	13,209	449	13,658
2024	8,270	45	8,315
After 2024	28,769	—	28,769
Total lease payments	102,844	3,043	105,887
Less: Interest	(11,000)	(130)	(11,130)
Present value of lease liabilities	$91,844	$2,913	$94,757

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of June 30, 2020:

	June 30, 2020	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.23	6.56
Finance leases	2.58	1.94
Weighted average discount rate (%)
Operating leases	3.45	3.86
Finance leases	3.54	4.84

The following table provides other information related to leases for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,502	$13,084
Leased assets obtained in exchange for new operating lease liabilities	$1,307	$22,601

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$1,995	$2,740	$5,385	$5,863
EMEA	$704	814	1,582	1,684
APAC	$133	128	274	250
Total Consolidated	$2,832	$3,682	$7,241	$7,797

As of June 30, 2020, total compensation cost related to nonvested RSUs not yet recognized is $28,105,491, which is expected to be recognized over the next 1.43 years on a weighted-average basis.

The following table summarizes our RSU activity during the six months ended June 30, 2020:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2020	923,400	$45.58
Granted(a)	321,550	57.78
Vested, including shares withheld to cover taxes	(342,202)	41.85	$14,321,154	(b)
Forfeited	(68,561)	57.74
Nonvested at June 30, 2020 (a)	834,187	51.31	$41,042,000	(c)

(a)

Includes 92,315 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2020 targeted financial results.  We currently estimate that these RSUs will be awarded at 0% this annual period based on not meeting the 2020 performance targets.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $49.20 as of June 30, 2020, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

8.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2020 was 26.2% and 23.8%, respectively.  For the three months ended June 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions partially offset by the recognition of tax benefits related to research and development activities.  For the six months ended June 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions, partially offset by the remeasurement of acquired net operating losses under the CARES Act and the recognition of tax benefits related to research and development activities.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our effective tax rate for the three and six months ended June 30, 2019 was 25.9% and 24.9%, respectively.  For the three months ended June 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, higher taxes on earnings in foreign jurisdictions, and the effect of non-deductible acquisition-related expenses partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.  For the six months ended June 30, 2019, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions partially offset by tax benefits on the settlement of employee share-based awards and the recognition of tax benefits related to research and development activities.

As of June 30, 2020, and December 31, 2019, we had approximately $10,682,000 and $9,736,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $601,000 and $442,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

During the six months ended June 30, 2020, we repurchased 444,813 shares of our common stock on the open market at a total cost of approximately $24,999,996 (an average price of $56.20 per share).  All shares repurchased were retired.  During the comparative six months ended June 30, 2019, we did not repurchase any shares of our common stock.
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

Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2020.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2020.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

Legal Proceedings

From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations.  We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are required.  If accruals are not required, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made.  Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses.  It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period.  Legal expenses related to defense of any legal proceeding or the negotiations, settlements, rulings and advice of outside legal counsel in connection with any legal proceedings are expensed as incurred.

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

11.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC with PCM being included in our North America and EMEA segments for the three and six months ended June 30, 2020.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following table summarizes net sales by offering for North America, EMEA and APAC for the three and six months ended June 30, 2020 and 2019 (in thousands):

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2020	2019	2020	2019	2020	2019

Hardware	$1,023,970	$935,792	$153,255	$142,951	$6,834	$9,979
Software	286,202	289,874	186,781	190,086	15,891	25,653
Services	228,975	179,841	51,981	46,137	14,846	15,708
	$1,539,147	$1,405,507	$392,017	$379,174	$37,571	$51,340

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2020	2019	2020	2019	2020	2019

Hardware	$2,152,456	$1,684,129	$328,224	$314,476	$14,580	$16,497
Software	591,365	611,953	387,863	373,234	46,761	60,718
Services	469,707	351,866	94,816	81,639	27,014	26,975
	$3,213,528	$2,647,948	$810,903	$769,349	$88,355	$104,190

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2020 or 2019.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,310,172	$340,036	$22,725	$1,672,933
Services	228,975	51,981	14,846	295,802
Total net sales	1,539,147	392,017	37,571	1,968,735
Costs of goods sold:
Products	1,187,178	310,279	20,490	1,517,947
Services	107,073	13,558	5,768	126,399
Total costs of goods sold	1,294,251	323,837	26,258	1,644,346
Gross profit	244,896	68,180	11,313	324,389
Operating expenses:
Selling and administrative expenses	187,313	48,177	7,090	242,580
Severance and restructuring expenses	4,904	2,093	13	7,010
Acquisition and integration related expenses	611	-	—	611
Earnings from operations	$52,068	$17,910	$4,210	$74,188

	Three Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,225,666	$333,037	$35,632	$1,594,335
Services	179,841	46,137	15,708	241,686
Total net sales	1,405,507	379,174	51,340	1,836,021
Costs of goods sold:
Products	1,120,834	304,885	33,197	1,458,916
Services	85,614	9,839	6,203	101,656
Total costs of goods sold	1,206,448	314,724	39,400	1,560,572
Gross profit	199,059	64,450	11,940	275,449
Operating expenses:
Selling and administrative expenses	144,498	47,652	7,339	199,489
Severance and restructuring expenses	480	200	—	680
Acquisition and integration related expenses	3,163	-	—	3,163
Earnings from operations	$50,918	$16,598	$4,601	$72,117

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,743,821	$716,087	$61,341	$3,521,249
Services	469,707	94,816	27,014	591,537
Total net sales	3,213,528	810,903	88,355	4,112,786
Costs of goods sold:
Products	2,475,375	656,028	56,782	3,188,185
Services	236,329	27,921	10,626	274,876
Total costs of goods sold	2,711,704	683,949	67,408	3,463,061
Gross profit	501,824	126,954	20,947	649,725
Operating expenses:
Selling and administrative expenses	398,516	98,421	14,506	511,443
Severance and restructuring expenses	7,026	2,099	29	9,154
Acquisition and integration related expenses	1,873	204	—	2,077
Earnings from operations	$94,409	$26,230	$6,412	$127,051

	Six Months Ended June 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,296,082	$687,710	$77,215	$3,061,007
Services	351,866	81,639	26,975	460,480
Total net sales	2,647,948	769,349	104,190	3,521,487
Costs of goods sold:
Products	2,095,535	628,923	71,766	2,796,224
Services	170,747	18,993	11,602	201,342
Total costs of goods sold	2,266,282	647,916	83,368	2,997,566
Gross profit	381,666	121,433	20,822	523,921
Operating expenses:
Selling and administrative expenses	281,448	94,797	14,307	390,552
Severance and restructuring expenses	811	115	124	1,050
Acquisition-related expenses	3,163	—	—	3,163
Earnings from operations	$96,244	$26,521	$6,391	$129,156

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2020	December 31, 2019
North America	$4,414,439	$3,814,408
EMEA	911,796	699,856
APAC	158,428	123,349
Corporate assets and intercompany eliminations, net	(1,143,185)	(459,434)
Total assets	$4,341,478	$4,178,179

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization of property and equipment:
North America	$5,826	$3,786	$11,652	$7,743
EMEA	1,249	1,012	2,577	1,967
APAC	137	140	272	272
	7,212	4,938	14,501	9,982
Amortization of intangible assets:
North America	9,371	3,636	18,864	7,272
EMEA	534	69	1,040	138
APAC	109	116	218	234
	10,014	3,821	20,122	7,644
Total	$17,226	$8,759	$34,623	$17,626

12.Acquisitions

PCM

On August 30, 2019, we completed our acquisition of PCM, acquiring 100 percent of the issued and outstanding shares of PCM for a cash purchase price of $745,562,000, which included cash and cash equivalents acquired of $84,637,000 and the payment of PCM’s outstanding debt. PCM is a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom.  Based in El Segundo, California, PCM had 40 office locations globally and more than 4,000 teammates.  We believe that this acquisition allows us to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space primarily in North America.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price net of cash and cash equivalents acquired		$660,925
Fair value of net assets acquired:
Current assets	$531,941
Identifiable intangible assets - see description below	191,370
Property and equipment	91,213
Other assets	32,699
Current liabilities	(367,712)
Long-term liabilities, including deferred taxes	(64,915)
Total fair value of net assets acquired		414,596
Excess purchase price over fair value of net assets acquired ("goodwill")		$246,329

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

The preliminary estimated fair value of net assets acquired was approximately $414,596,000, including $191,370,000 of identified intangible assets, consisting primarily of customer relationships of $178,900,000.  The fair value of the customer relationships were determined using the multiple-period excess earnings method.  The identifiable intangible assets resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives: customer relationships – 10-12 years; trade names – 1 year; non-compete agreements – 2-3 years.

Goodwill of $246,329,000, which was recorded in our North America and EMEA operating segments, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from PCM.  The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.  The addition of the PCM technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.  None of the goodwill is tax deductible.

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

The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended June 30,	Six Months Ended June 30,
		2019	2019
Net sales	As reported	$1,836,021	$3,521,487
	Pro forma	$2,383,698	$4,602,472
Net earnings	As reported	$49,998	$89,325
	Pro forma	$55,349	$92,406
Diluted earnings per share	As reported	$1.38	$2.47
	Pro forma	$1.53	$2.56

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in Goodwill and Intangible Assets

Other than the goodwill and intangible assets recorded in conjunction with the acquisitions of vNext and PCM, the only other change in consolidated goodwill and intangible assets as of June 30, 2020 compared to the balance as of December 31, 2019 resulted from foreign currency translation adjustments associated with the balances in our North America, EMEA and APAC operating segments.

13.Subsequent Events

On July 6, 2020, we entered into an unsecured inventory financing facility with a maximum borrowing capacity of $250,000,000 with a subsidiary of PNC Bank, N.A.  This agreement will stay in effect until it is terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at LIBOR plus 4.50%.  Amounts outstanding under this facility will be classified as accounts payable – inventory financing facilities in the accompanying balance sheets.  This new facility replaced the unsecured inventory financing facility with Wells Fargo.

On July 31, 2020, we entered into the First Amendment to Credit Agreement (the “Amendment”) to the ABL facility.  The Amendment, among other things, amends the credit agreement to provide additional flexibility for certain asset sale transactions by the Company and its subsidiaries.

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

On a consolidated basis, for the three months ended June 30, 2020:

•

Net sales of $1.97 billion increased 7% compared to the three months ended June 30, 2019, primarily due to the addition of PCM. Without the addition of PCM, net sales in the core business would have been down compared to the prior year quarter as a result of the negative impact of COVID-19.  The overall increase in net sales reflects an increase in hardware and services net sales, which was partially offset by a decrease in software net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 8% compared to the second quarter of 2019.

•	Gross profit of $324.4 million increased 18% compared to the three months ended June 30, 2019, up 19% year over year, excluding the effects of fluctuating foreign currency exchange rates.
•

Gross margin improved approximately 150 basis points to 16.5% of net sales in the three months ended June 30, 2020. This increase reflects an increase in the mix of higher margin services net sales and an increase in margins on hardware net sales compared to the same period in the prior year.

•

Earnings from operations increased 3% year over year to $74.2 million in the second quarter of 2020 compared to $72.1 million in the second quarter of 2019, primarily due to increased gross profit; however, the increase was partially offset by increased personnel costs including teammate benefits and variable compensation due to increased headcount primarily as a result of PCM, increased amortization of intangible assets related to the PCM acquisition and increased severance and restructuring costs.  Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 4% year over year.

•

Net earnings and diluted earnings per share were $46.4 million and $1.32, respectively, for the second quarter of 2020.  This compares to net earnings of $50.0 million and diluted earnings per share of $1.38 for the second quarter of 2019.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recent Developments – Impact of COVID-19 to our Business

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which has since spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  In an effort to protect the health and safety of our teammates, we took proactive action to adopt social distancing policies at our locations globally, including working from home where possible, limiting the number of teammates attending in-person meetings, reducing the number of people in our locations at any one time, and suspending teammate travel. Governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.  These measures taken by the Company continued to be in place for the duration of the second quarter of 2020 and remain in place to date.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  We observed a pronounced impact of COVID-19 on our second quarter financial results when compared to internal budgets, and anticipate demand for our products and services will continue to be down in the third quarter as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and their liquidity. We continued to experience a decline in booking trends year over year in July 2020 and expect this to continue into the third quarter of 2020. In the short run, we have taken steps to accelerate our integration plans with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation and travel related expenditures.  We have utilized various partner and government incentives available to us to help offset some of these business impacts.  We believe that we have a strong balance sheet and healthy liquidity position, including amounts available under our ABL facility with current capacity of up to $1.2 billion, of which approximately $144.0 million was outstanding at June 30, 2020.

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for the remainder of 2020.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The COVID-19 pandemic has negatively impacted the global economy and has disrupted global supply chains and workforce participation.  We observed a pronounced impact on our second quarter financial results and believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	83.5	85.0	84.2	85.1
Gross profit	16.5	15.0	15.8	14.9
Selling and administrative expenses	12.3	10.9	12.4	11.1
Severance and restructuring expenses and acquisition and integration related expenses	0.4	0.2	0.3	0.1
Earnings from operations	3.8	3.9	3.1	3.7
Non-operating expense, net	0.6	0.3	0.5	0.3
Earnings before income taxes	3.2	3.6	2.6	3.4
Income tax expense	0.8	0.9	0.6	0.8
Net earnings	2.4%	2.7%	2.0%	2.6%

We generally experience some seasonal trends in our sales of IT hardware, software and services.  Software sales are typically seasonally higher in our second quarter.  Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter.  Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter.  Sales to public sector clients in the United Kingdom are often stronger in our first quarter.  These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales.  Net sales for the three months ended June 30, 2020 increased 7% year over year to $1.97 billion compared to the three months ended June 30, 2019.  Without the addition of PCM to our core business, net sales for the second quarter of 2020 would have been down as a result of the negative impact of COVID-19.  We expect this negative trend in net sales will continue into the third quarter of 2020, when compared to prior year.  Net sales for the six months ended June 30, 2020 increased 17% year over year to $4.11 billion compared to the six months ended June 30, 2019.  Our net sales by operating segment were as follows for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change
North America	$1,539,147	$1,405,507	10%	$3,213,528	$2,647,948	21%
EMEA	392,017	379,174	3%	810,903	769,349	5%
APAC	37,571	51,340	(27%)	88,355	104,190	(15%)
Consolidated	$1,968,735	$1,836,021	7%	$4,112,786	$3,521,487	17%

Our net sales by offering category for North America for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$1,023,970	$935,792	9%	$2,152,456	$1,684,129	28%
Software	286,202	289,874	(1%)	591,365	611,953	(3%)
Services	228,975	179,841	27%	469,707	351,866	33%
	$1,539,147	$1,405,507	10%	$3,213,528	$2,647,948	21%

Net sales in North America increased 10%, or $133.6 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily driven by the addition of PCM, partially offset by the negative impact of COVID-19 on demand for hardware and certain services. Net sales of hardware and services increased 9% and 27%, respectively, year over year, partially offset by a decrease of 1% in software net sales, year to year.  The net changes for the three months ended June 30, 2020 were the result of the following:

•

The increase in hardware net sales was due to the addition of PCM, which was partially offset by lower volume of sales to large enterprise and corporate clients.  The decrease in volume of sales was largely due to decreased demand associated with client responses to COVID-19.

•	The decrease in software net sales was primarily due to continued migration of software to the cloud, reported net in services net sales, which was partially offset by the addition of PCM.
•

The increase in services net sales was primarily due to higher sales of Insight delivered services, the addition of PCM and an increase in net sales associated with cloud solution offerings.  These increases were partially offset by decreases in demand for certain services due to the impact of COVID-19.

Net sales in North America increased 21%, or $565.6 million, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the addition of PCM, partially offset by the negative impact of COVID-19 on demand for hardware and certain services.  Net sales of hardware and services increased 28% and 33%, respectively, year over year, partially offset by a decrease of 3% in software net sales, year to year.  The net changes for the first half of 2020 were the result of the following:

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

The increase in hardware net sales was due to the addition of PCM and higher volume of sales to large enterprise and corporate clients.  The net increase in volume of sales was largely due to increases in the first quarter of 2020 due to increased demand for work-from-home and collaboration solutions as companies responded to shelter in place mandates offset by decreases in volume of sales in the second quarter associated with client responses to COVID-19.

•

The decrease in software net sales was due to a significant transaction in the prior year with no comparable activity in the current year and continued migration of software to the cloud, which was partially offset by the addition of PCM.

•

The increase in services net sales was primarily due to higher sales of Insight delivered services, the addition of PCM and an increase in net sales associated with cloud solution offerings.  These increases were partially offset by decreases in demand for certain services due to the impact of COVID-19.

Our net sales by offering category for EMEA for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$153,255	$142,951	7%	$328,224	$314,476	4%
Software	186,781	190,086	(2%)	387,863	373,234	4%
Services	51,981	46,137	13%	94,816	81,639	16%
	$392,017	$379,174	3%	$810,903	$769,349	5%

Net sales in EMEA increased 3%, or $12.8 million, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 6%, year over year.  Net sales of hardware and services increased 7% and 13%, respectively, year over year.  Net sales of software declined 2% year to year.  The net changes for the three months ended June 30, 2020 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices to public sector clients.
•	The decrease in software net sales was due to lower volume of sales to large enterprise clients and migration of software to the cloud.
•	The increase in services net sales was due primarily to higher sales of cloud solutions, increased software referral fees and higher volume sales of Insight delivered services.

Net sales in EMEA increased 5%, or $41.6 million, in the first half of 2020 compared to the first half of 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 8%, year over year. Net sales of hardware, software and services increased 4%, 4% and 16% year over year, respectively.  The net changes for the first half of 2020 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices to corporate and public sector clients.
•	The increase in software net sales was due to higher volume of sales to large enterprise, corporate and public sector clients, partially offset by migration of software to the cloud.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The increase in services net sales was due primarily to higher sales of cloud solutions, increased software referral fees and higher volume sales of Insight delivered services.

Our net sales by offering category for APAC for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$6,834	$9,979	(32%)	$14,580	$16,497	(12%)
Software	15,891	25,653	(38%)	46,761	60,718	(23%)
Services	14,846	15,708	(5%)	27,014	26,975	—
	$37,571	$51,340	(27%)	$88,355	$104,190	(15%)

Net sales in APAC decreased 27%, or $13.8 million, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 23%, year to year. Net sales of hardware, software and services decreased by 32%, 38% and 5%, respectively, year to year.  The net changes for the three months ended June 30, 2020 were the result of the following:

•	The decrease in hardware net sales was primarily the result of lower volume of sales due to decreased demand associated with client responses to COVID-19.
•	The decrease in software net sales was primarily due to the loss of a significant public sector client and lower volume sales to large enterprise clients.
•	The decrease in services net sales was primarily due to lower sales of Insight delivered services.

Net sales in APAC decreased 15%, or $15.8 million, in the first half of 2020 compared to the first half of 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 10%, year over year.  Net sales of hardware and software decreased by 12% and 23%, respectively, year to year.  The net changes for the first half of 2020 were the result of the following:

•	The decrease in hardware net sales was primarily the result of lower volume of sales due to decreased demand associated with client responses to COVID-19.
•	The decrease in software net sales was primarily due to the loss of a significant public sector client and lower volume sales to large enterprise clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2020 and 2019:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	66%	67%	39%	38%	18%	19%
Software	19%	20%	48%	50%	42%	50%
Services	15%	13%	13%	12%	40%	31%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	67%	64%	40%	41%	16%	16%
Software	18%	23%	48%	48%	53%	58%
Services	15%	13%	12%	11%	31%	26%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 18%, or $48.9 million, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, with gross margin increasing approximately 150 basis points to 16.5% for the three months ended June 30, 2020 compared to 15.0% for the three months ended June 30, 2019.  Gross profit increased 24%, or $125.8 million, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, with gross margin increasing approximately 90 basis points to 15.8% for the first half of 2020 compared to 14.9% for the first half of 2019.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Net Sales	2019	% of Net Sales	2020	% of Net Sales	2019	% of Net Sales
North America	$244,896	15.9%	$199,059	14.2%	$501,824	15.6%	$381,666	14.4%
EMEA	68,180	17.4%	64,450	17.0%	126,954	15.7%	121,433	15.8%
APAC	11,313	30.1%	11,940	23.3%	20,947	23.7%	20,822	20.0%
Consolidated	$324,389	16.5%	$275,449	15.0%	$649,725	15.8%	$523,921	14.9%

North America’s gross profit for the three months ended June 30, 2020 increased $45.8 million, or 23%, compared to the three months ended June 30, 2019.  As a percentage of net sales, gross margin increased approximately 170 basis points to 15.9% for the second quarter of 2020.  The year over year improvement in gross margin was primarily attributable to the following:

•

A net increase in product margin, which includes partner funding and freight, of 53 basis points and an increase in margin from services net sales of 122 basis points compared to the same period in the prior year.

•

The increase in margin from services net sales during the current quarter reflects an expansion in margin from agency sales including cloud solutions that are recorded net and from a higher volume of Insight delivered services at higher margins.

•	The increase in product margin is primarily the result of a higher volume of hardware sales from the addition of PCM and sales of hardware for the core North America

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

business at higher margins than in the same period in the prior year. This increase was partially offset by a contraction in margin on software net sales.

North America’s gross profit for the six months ended June 30, 2020 increased $120.2 million, or 31%, compared to the six months ended June 30, 2019.  As a percentage of net sales, gross margin increased approximately 120 basis points to 15.6% for the first half of 2020.  The year over year improvement in gross margin was primarily attributable to the following:

•

A net increase in product margin, which includes partner funding and freight, of 78 basis points and an increase in margin from services net sales, which contributed 42 basis points of the margin expansion.

•

The increase in product margin is primarily the result of higher volume of hardware sales from the addition of PCM and sales of hardware for the core North America business at higher margins than in the same period in the prior year.  This increase was partially offset by a contraction in margin on software net sales.

•

The increase in margin from services net sales during the first six months of 2020 resulted from a higher volume of Insight delivered services at higher margins and a higher volume of cloud solutions that are recorded net.

EMEA’s gross profit for the three months ended June 30, 2020 increased $3.7 million, or 6%, year over year (increasing 8% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2019.  As a percentage of net sales, gross margin increased approximately 40 basis points, year over year.  The year over year net improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 23 basis points of the margin expansion, together with a net increase in product margin, which includes partner funding and freight, of 17 basis points.

EMEA’s gross profit for the six months ended June 30, 2020 increased $5.5 million, or 5% (7% excluding the effects of fluctuating foreign currency exchange rates), compared to the first half of 2019.  As a percentage of net sales, gross margin decreased approximately 10 basis points, year to year.  The year to year decline in gross margin was primarily attributable to a net decrease in product margin, which includes partner funding and freight, of 23 basis points, partially offset by a net increase in services margin of 11 basis points.

APAC’s gross profit for the three months ended June 30, 2020 decreased $0.6 million, or 5%, compared to the three months ended June 30, 2019 (remaining flat when excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 680 basis points, year over year.  The increase in gross margin in the second quarter of 2020 compared to the second quarter of 2019 was due to an increase in gross margin on services net sales, including cloud solutions and Insight delivered services, of 564 basis points and an increase in product margin, which includes partner funding and freight, of 120 basis points.

APAC’s gross profit for the first half of 2020 increased less than 1% compared to the first half of 2019 (increasing 6% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 370 basis points, year over year.  The increase in gross margin in the first six months of 2020 compared to the first six months of 2019 was primarily due to an increase in mix of cloud solutions recorded net and higher gross profits from Insight delivered services, partially offset by lower margins on software net sales.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $43.1 million, or 22%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Selling and administration expenses increased $120.9 million, or 31%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  Our selling and administrative expenses by major expense type for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personnel costs, including teammate benefits	$184,644	$157,926	$386,459	$308,417
Depreciation and amortization	16,519	8,759	33,916	17,626
Facility expenses	9,413	6,519	20,391	13,182
Travel and entertainment	1,343	6,600	8,508	12,846
Legal and professional fees	6,008	3,892	11,833	7,834
Marketing	2,621	2,957	6,082	5,279
Other	22,032	12,836	44,254	25,368
Total	$242,580	$199,489	$511,443	$390,552

Selling and administrative expenses increased approximately 140 basis points as a percentage of net sales in the second quarter of 2020 compared to the second quarter of 2019.  The overall net increase in selling and administrative expenses reflects a $26.7 million net increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, reflecting the acquisition of PCM in August 2019.  There was also an increase in depreciation and amortization, facility and other expenses of $7.8 million, $2.9 million and $9.2 million, respectively, primarily as a result of PCM.  These increased costs were partially offset by decreases in travel and entertainment costs of $5.3 million reflecting cost control measures taken in response to COVID-19.

Selling and administrative expenses increased approximately 130 basis points as a percentage of net sales in the first half of 2020 compared to the first half of 2019.  The overall net increase in selling and administrative expenses reflects a $78.0 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of PCM.  There was also an increase in depreciation and amortization, facility, legal and professional and other expenses of $16.3 million, $7.2 million, $4.0 million and $18.9 million, respectively, primarily as a result of PCM.  These increased costs were partially offset by decreases in travel and entertainment costs of $4.3 million reflecting cost control measures taken in response to COVID-19.

Severance and Restructuring Expenses.  During the three months ended June 30, 2020, we recorded severance expense, net of adjustments, of approximately $7.0 million.  During the six months ended June 30, 2020, we recorded severance expense, net of adjustments, of approximately $9.2 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities and for North America and EMEA, the acquisition of PCM.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended June 30, 2019, we recorded severance expense, net of adjustments, of approximately $680,000.  For the six months ended June 30, 2019, we recorded severance expense, net of adjustments, of approximately $1.1 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 3%, or $2.1 million, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019.  Earnings from operations decreased 2%, or $2.1 million, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% of Net Sales	2019	% of Net Sales	2020	% of Net Sales	2019	% of Net Sales
North America	$52,068	3.4%	$50,918	3.6%	$94,409	2.9%	$96,244	3.6%
EMEA	17,910	4.6%	16,598	4.4%	26,230	3.2%	26,521	3.4%
APAC	4,210	11.2%	4,601	9.0%	6,412	7.3%	6,391	6.1%
Consolidated	$74,188	3.8%	$72,117	3.9%	$127,051	3.1%	$129,156	3.7%

North America’s earnings from operations for the three months ended June 30, 2020 increased $1.2 million, or 2%, compared to the three months ended June 30, 2019.  As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 3.4%.  The increase in earnings from operations was primarily driven by an increase in gross profit and decrease in acquisition and integration related expenses partially offset by increases in selling and administrative expenses and severance and restructuring expenses when compared to the three months ended June 30, 2019.

North America’s earnings from operations for the six months ended June 30, 2020 decreased $1.8 million, or 2%, compared to the six months ended June 30, 2019.  As a percentage of net sales, earnings from operations decreased by approximately 70 basis points to 2.9%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses in excess of the increase in gross profits when compared to the six months ended June 30, 2019.

EMEA’s earnings from operations for the three months ended June 30, 2020 increased $1.3 million, or 8%, compared to the three months ended June 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 4.6%.  The increase in earnings from operations was primarily driven by an increase in gross profit partially offset by the increase in severance and restructuring expenses compared to the three months ended June 30, 2019.

EMEA’s earnings from operations for the six months ended June 30, 2020 decreased $291,000, or 1%, compared to the six months ended June 30, 2019.  As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 3.2%.  The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses marginally in excess of the increase in gross profit compared to the six months ended June 30, 2019.

APAC’s earnings from operations for the three months ended June 30, 2020 decreased $391,000, or 8%, compared to the three months ended June 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 220 basis points to 11.2%.  The decrease in earnings from operations was primarily driven by a decrease in gross profit partially offset by a decrease in selling and administrative expenses when compared to the three months ended June 30, 2019

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s earnings from operations for the six months ended June 30, 2020 remained flat compared to the six months ended June 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 120 basis points to 7.3%.  Earnings from operations reflects an increase in gross profit and reduction in severance and restructuring expenses offset by an increase in selling and administrative expenses when compared to the six months ended June 30, 2019.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and our convertible senior notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense for the three months ended June 30, 2020 increased more than 100%, or $5.9 million, compared to the three months ended June 30, 2019.  Interest expense for the six months ended June 30, 2020 increased more than 100%, or $13.2 million, compared to the six months ended June 30, 2019. The increase was due primarily to higher average daily balances under our ABL facility in comparison to our facilities in the prior year and imputed interest under our convertible senior notes. The higher average daily balances under our ABL are largely the result of the PCM acquisition. Imputed interest under our convertible senior notes, which were issued in August 2019, was $2.5 million and $5.0 million for the three and six months ended June 30, 2020, respectively. Imputed interest under our inventory financing facility was $2.8 million and $5.6 million for the three and six months ended June 30, 2020, respectively, compared to $2.9 million and $5.9 million for the three and six months ended June 30, 2019, respectively.  The decreases were a result of a lower average incremental borrowing rate used to compute the imputed interest amounts during the 2020 periods.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 26.2% for the three months ended June 30, 2020 was higher than our effective tax rate of 25.9% for the three months ended June 30, 2019.  Our effective tax rate of 23.8% for the six months ended June 30, 2020 was lower than our effective tax rate of 24.9% for the six months ended June 30, 2019.  The decrease in our effective tax rate for the first half of 2020 compared to the first half of 2019 was due primarily to the remeasurement of acquired net operating losses to be carried back to higher tax rate years under the CARES Act.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$497,529	$182,538
Net cash used in investing activities	(6,682)	(13,946)
Net cash used in financing activities	(450,576)	(198,997)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(814)	(183)
Increase (decrease) in cash, cash equivalents and restricted cash	39,457	(30,588)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$155,754	$113,705

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Cash and Cash Flow

•	Our primary uses of cash during the six months ended June 30, 2020 were to pay down our debt balances and to fund our working capital requirements.
•

Operating activities provided $497.5 million in cash during the six months ended June 30, 2020, compared to $182.5 million during the six months ended June 30, 2019 driven by several non-recurring items in the second quarter of 2020. We expect our cash flows from operating activities to normalize in the second half of 2020.

•

We had net borrowings under our inventory financing facilities of $7.5 million during the six months ended June 30, 2020, compared to net repayments of $43.2 million during the six months ended June 30, 2019.

•

Net repayments under our ABL revolving credit facility during the six months ended June 30, 2020 were $426.2 million.  Net repayments under our prior senior revolving credit facility and ABS facility combined during the six months ended June 30, 2019 were $149.0 million.

•	Capital expenditures were $14.5 million and $10.6 million in the six months ended June 30, 2020 and June 30, 2019, respectively.
•	We acquired vNext for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the first half of 2020.
•

During the six months ended June 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020 with no comparable repurchases during the six months ended June 30, 2019.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and healthy liquidity position, including amounts available under our ABL facility with current capacity of up to $1.2 billion, of which approximately $144.0 million in loans were outstanding at June 30, 2020. For the remainder of 2020, we plan to be prudent in our use of cash, deferring discretionary capital investments and using available cash to pay down debt as our priority.

Net cash provided by operating activities

•	Cash flow from operating activities in the first half of 2020 was $497.5 million compared to $182.5 million in the first half of 2019.
•

The increase in cash flow from operating activities was primarily driven by several non-recurring items in the second quarter of 2020.  Specifically, a public sector customer paid approximately $150.0 million in the second quarter of 2020, prior to the due date, with the associated payment to the vendor not being due, and which will not be paid, until the third quarter of 2020.  In addition, a payment of $96.0 million that was due to a partner in the second quarter of 2020 was deferred in response to COVID-19 and will not be paid until the third quarter of 2020.

•

The significant decreases in both other assets and accrued expenses and other liabilities for the three months ended June 30, 2020 resulted from a single significant transaction in 2019 with no comparable activity in the current year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2020	2019
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	124	113
Days inventory outstanding (“DIOs”) (b)	12	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(114)	(98)
Cash conversion cycle (days) (d)	22	26

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
(b)

Calculated as average inventories divided by daily costs of goods sold.  Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(c)

Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facilities at the end of the quarter divided by daily costs of goods sold.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days.

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 22 days in the second quarter of 2020, down 4 days from the second quarter of 2019.
•

The net changes were a result of an 11 day increase in DSOs and a 1 day increase in DIOs offset by a 16 day increase in DPOs. Excluding the impacts of software netting the increase in DSOs was due to an increase in amounts unbilled at June 30, 2020 compared to June 30, 2019, a deterioration in aged receivables associated with COVID-19 and also due to timing of transactions during the quarter.  Excluding the impacts of software netting the increase in DPOs was due to timing of transactions during the respective quarters, including deferral of payments to certain partners in response to COVID-19.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2020 in excess of working capital needs, given current market conditions, to be focused on paying down our debt balances.

Net cash used in investing activities

•	Capital expenditures were $14.5 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively.
•	We acquired vNext for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the first quarter of 2020.
•

We expect capital expenditures for the full year 2020 to be between $20.0 million and $25.0 million, of which approximately $1.0 million will be used to ready our global corporate headquarters, and the remaining amount will be used for technology-related upgrade projects and the integration of prior acquisitions.

•	We have decided to defer the buildout of our new corporate headquarters until early 2021.

Net cash used in financing activities

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	During the six months ended June 30, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $426.2 million.
•

During the six months ended June 30, 2019, we had net combined repayments under our prior senior revolving credit facility and our ABS facility that decreased our outstanding long-term debt balance by $149.0 million.

•

We had net borrowings under our inventory financing facilities of $7.5 million during the six months ended June 30, 2020 compared to net repayments of $43.2 million during the six months ended June 30, 2019.

•

During the six months ended June 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020, with no comparable repurchases during the six months ended June 30, 2019.

Financing Facilities

Our debt balance as of June 30, 2020 was $437.5 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2020, no such events have occurred.
•

Our ABL revolving credit facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.  The credit agreement contains customary affirmative and negative covenants and events of default.  At June 30, 2020, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $490.0 million, of which $261.1 million was outstanding at June 30, 2020.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of June 30, 2020, we had approximately $120.4 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and the Netherlands.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of June 30, 2020, the fair market value of our convertible senior notes was $379.2 million. For additional information about our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  We completed the acquisition of PCM on August 30, 2019. As permitted under U.S. Securities and Exchange Commission guidance, management’s assessment as of June 30, 2020 did not include an assessment of controls and procedures of PCM, which is included in the consolidated financial statements as of June 30, 2020.  PCM constituted approximately 16% of our total assets as of June 30, 2020 and approximately 13% of our total net sales for the six months ended June 30, 2020.

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

As noted above, on August 30, 2019 we completed the acquisition of PCM.  We are currently integrating PCM into our control environment.  In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the PCM business, which is expected to be completed in the year ending December 31, 2020.

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

The recent novel coronavirus (“COVID-19”) global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition.  The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains.  To date, the COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  As a result of the COVID-19 pandemic and the related responses from government authorities, our business operations, financial performance and results of operations have been, and continue to be, adversely impacted. For example, we observed a pronounced impact of COVID-19 on our second quarter financial results when compared to internal budgets, and anticipate demand for our products and services will continue to be down in the third quarter as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and liquidity.  We continued to experience a decrease in booking trends year over year in July 2020 and expect this to continue in the third quarter of 2020. In the short run we have taken steps to accelerate our integration plans with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation, and travel related expenditures.

Additionally, our business operations, financial performance and results of operations have been and could be further adversely impacted in a number of ways, which may include, but is not limited to, the following:

•

disruptions to our operations, including any closures of our offices and facilities; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our other important business activities;

INSIGHT ENTERPRISES, INC.

•	further reduced demand for our products and services due to disruptions to the businesses and operations of our clients;
•	interruptions, availability or delays in global shipping to transport our products;
•	a slowdown or stoppage in the supply chain for our products;
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

The spread of COVID-19 has caused us to modify our business practices (including teammate travel, teammate work locations, and cancellation of physical participation in most meetings, events and conferences), and we anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our clients, partners and teammates. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Further, should any key teammates become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

The potential effects of the COVID-19 pandemic may also impact our other risk factors discussed in in Part I, Item 1A, “Risk Factors”, in our Annual Report.  The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.

INSIGHT ENTERPRISES, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 through April 30, 2020	—	$—	—	$25,000,004
May 1, 2020 through May 31, 2020	—	—	—	25,000,004
June 1, 2020 through June 30, 2020	—	—	—	25,000,004
Total	—	$—	—

On February 14, 2018, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There was no stated expiration date for this share repurchase plan.  As of January 1, 2020, $32,000 remained available for repurchases under this share repurchase plan (none of which remain available as of June 30, 2020).

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There is no stated expiration date for this share repurchase plan.  As of June 30, 2020, $25 million remained available for repurchases under this share repurchase plan.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020
10.2	JPM Insight First Amendment to Credit Agreement 2020					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2020	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt
Rachael A. Bertrandt
Global Corporate Controller
(Principal Accounting Officer)