Form 10-Q
period 2020-09-30
INSIGHT ENTERPRISES INC
filed 2020-11-03
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of shares outstanding of the issuer’s common stock as of October 30, 2020 was 35,097,785.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2020

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; our expectations regarding the PCM integration, including expected synergies; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in “Risk Factors” in Part II, Item 1A of this report:

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

•	changes in the IT industry and/or rapid changes in technology;

INSIGHT ENTERPRISES, INC.

•	supply constraints for devices;
•	risks associated with the integration and operation of acquired businesses, including PCM and the achievement of expected synergies and benefits;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	the risks associated with our international operations;
•	general economic conditions, economic uncertainties, the timing of the economic recovery and changes in geopolitical conditions;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	cyberattacks or breaches of data privacy and security regulations;
•	disruptions in our IT systems and voice and data networks;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	our dependence on certain key personnel;
•	natural disasters or other adverse occurrences;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	the conditional conversion feature of the convertible notes, which if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on the Company’s reported financial results;
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock;
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions; and
•	risks associated with the discontinuation of LIBOR as a benchmark rate.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,237	$114,668
Accounts receivable, net of allowance for doubtful accounts of $15,406 and $10,762, respectively	2,267,718	2,511,383
Inventories	158,400	190,833
Other current assets	225,052	231,148
Total current assets	2,726,407	3,048,032
Property and equipment, net of accumulated depreciation and amortization of $250,205 and $236,330, respectively	127,580	130,907
Goodwill	425,800	415,149
Intangible assets, net of accumulated amortization of $103,102 and $73,492, respectively	253,078	278,584
Other assets	294,445	305,507
	$3,827,310	$4,178,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,275,187	$1,275,957
Accounts payable—inventory financing facilities	367,997	253,676
Accrued expenses and other current liabilities	319,397	352,204
Current portion of long-term debt	1,422	1,691
Total current liabilities	1,964,003	1,883,528
Long-term debt	294,722	857,673
Deferred income taxes	40,572	44,633
Other liabilities	265,122	232,027
	2,564,419	3,017,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,090 shares at September 30, 2020 and 35,263 shares at December 31, 2019 issued and outstanding	351	353
Additional paid-in capital	358,567	357,032
Retained earnings	939,857	841,097
Accumulated other comprehensive loss – foreign currency translation adjustments	(35,884)	(38,164)
Total stockholders’ equity	1,262,891	1,160,318
	$3,827,310	$4,178,179

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Products	$1,661,568	$1,668,880	$5,182,817	$4,729,887
Services	274,910	243,667	866,447	704,147
Total net sales	1,936,478	1,912,547	6,049,264	5,434,034
Costs of goods sold:
Products	1,500,312	1,519,240	4,688,497	4,315,464
Services	128,603	117,112	403,479	318,454
Total costs of goods sold	1,628,915	1,636,352	5,091,976	4,633,918
Gross profit	307,563	276,195	957,288	800,116
Operating expenses:
Selling and administrative expenses	245,155	223,215	756,598	613,767
Severance and restructuring expenses	808	2,662	9,962	3,712
Acquisition and integration related expenses	118	5,896	2,195	9,059
Earnings from operations	61,482	44,422	188,533	173,578
Non-operating (income) expense:
Interest expense, net	9,115	7,694	31,160	16,581
Other (income) expense, net	1,301	(538)	836	858
Earnings before income taxes	51,066	37,266	156,537	156,139
Income tax expense	12,160	10,134	37,285	39,682
Net earnings	$38,906	$27,132	$119,252	$116,457
Net earnings per share:
Basic	$1.11	$0.76	$3.40	$3.27
Diluted	$1.10	$0.76	$3.37	$3.23
Shares used in per share calculations:
Basic	35,077	35,512	35,123	35,631
Diluted	35,348	35,868	35,418	36,027

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$38,906	$27,132	$119,252	$116,457
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,492	(8,903)	2,280	(7,278)
Total comprehensive income	$51,398	$18,229	$121,532	$109,179

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at June 30, 2019	35,781	$358	—	$—	$325,263	$(40,028)	$793,990	$1,079,583
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	11	—	—	—	(266)	—	—	(266)
Stock-based compensation expense	—	—	—	—	4,098	—	—	4,098
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of treasury stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,903)	—	(8,903)
Net earnings	—	—	—	—	—	—	27,132	27,132
Balances at September 30, 2019	35,251	$353	—	$—	$353,069	$(48,931)	$798,147	$1,102,638
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	20	—	—	—	(377)	—	1	(376)
Stock-based compensation expense	—	—	—	—	4,513	—	—	4,513
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,492	—	12,492
Net earnings	—	—	—	—	—	—	38,906	38,906
Balances at September 30, 2020	35,090	$351	—	$—	$358,567	$(35,884)	$939,857	$1,262,891

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	310	3	—	—	(6,422)	—	—	(6,419)
Stock-based compensation expense	—	—	—	—	11,895	—	—	11,895
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of treasury stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(7,278)	—	(7,278)
Net earnings	—	—	—	—	—	—	116,457	116,457
Balances at September 30, 2019	35,251	$353	—	$—	$353,069	$(48,931)	$798,147	$1,102,638
Balances at December 31, 2019	35,263	$353	—	$—	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	272	2	—	—	(5,715)	—	—	(5,713)
Stock-based compensation expense	—	—	—	—	11,754	—	—	11,754
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(4)	445	25,000	(4,504)	—	(20,492)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,280	—	2,280
Net earnings	—	—	—	—	—	—	119,252	119,252
Balances at September 30, 2020	35,090	$351	—	$—	$358,567	$(35,884)	$939,857	$1,262,891

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$119,252	$116,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,375	29,096
Provision for losses on accounts receivable	8,093	2,695
Non-cash stock-based compensation	11,754	11,895
Deferred income taxes	(2,883)	2,501
Amortization of debt discount	12,091	2,322
Other adjustments	4,087	3,633
Changes in assets and liabilities:
Decrease in accounts receivable	247,659	68,057
Decrease (increase) in inventories	28,002	(17,946)
Decrease (increase) in other assets	19,643	(99,681)
Decrease in accounts payable	(4,842)	(39,191)
(Decrease) increase in accrued expenses and other liabilities	(32,137)	88,757
Net cash provided by operating activities	462,094	168,595
Cash flows from investing activities:
Proceeds from sale of assets held for sale	14,218	—
Purchases of property and equipment	(20,688)	(16,922)
Acquisitions, net of cash and cash equivalents acquired	(6,405)	(664,287)
Net cash used in investing activities	(12,875)	(681,209)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	—	242,936
Repayments on senior revolving credit facility	—	(242,936)
Borrowings on ABL revolving credit facility, net of initial lender fees	2,111,674	986,754
Repayments on ABL revolving credit facility	(2,682,562)	(454,544)
Borrowings on accounts receivable securitization financing facility	—	2,364,500
Repayments on accounts receivable securitization financing facility	—	(2,558,500)
Net borrowings (repayments) under inventory financing facilities	114,321	(96,472)
Proceeds from issuance of convertible senior notes	—	341,250
Proceeds from issuance of warrants	—	34,440
Purchase of note hedge related to convertible senior notes	—	(66,325)
Repurchases of common stock	(25,000)	(27,899)
Other payments	(7,520)	(8,762)
Net cash (used in) provided by financing activities	(489,087)	514,442
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	718	(3,960)
Decrease in cash, cash equivalents and restricted cash	(39,150)	(2,132)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$77,147	$142,161

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2020 and our results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.  The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,028,045	$138,685	$6,421	$1,173,151
Software	306,925	165,301	16,191	488,417
Services	223,198	37,294	14,418	274,910
	$1,558,168	$341,280	$37,030	$1,936,478
Major Client Groups
Large Enterprise / Corporate	$1,043,303	$242,925	$15,416	$1,301,644
Small and Medium-Sized Businesses	312,080	13,647	16,197	341,924
Public Sector	202,785	84,708	5,417	292,910
	$1,558,168	$341,280	$37,030	$1,936,478
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,477,716	$320,445	$31,256	$1,829,417
Net revenue recognition (Agent)	80,452	20,835	5,774	107,061
	$1,558,168	$341,280	$37,030	$1,936,478

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,020,083	$137,416	$9,243	$1,166,742
Software	295,730	186,839	19,569	502,138
Services	199,349	31,453	12,865	243,667
	$1,515,162	$355,708	$41,677	$1,912,547
Major Client Groups
Large Enterprise / Corporate	$1,110,817	$277,536	$17,811	$1,406,164
Small and Medium-Sized Businesses	239,260	18,998	17,688	275,946
Public Sector	165,085	59,174	6,178	230,437
	$1,515,162	$355,708	$41,677	$1,912,547
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,448,385	$336,600	$35,979	$1,820,964
Net revenue recognition (Agent)	66,777	19,108	5,698	91,583
	$1,515,162	$355,708	$41,677	$1,912,547

	Nine Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,180,501	$466,909	$21,001	$3,668,411
Software	898,290	553,164	62,952	1,514,406
Services	692,905	132,110	41,432	866,447
	$4,771,696	$1,152,183	$125,385	$6,049,264
Major Client Groups
Large Enterprise / Corporate	$3,227,613	$808,360	$44,543	$4,080,516
Small and Medium-Sized Businesses	1,030,540	44,567	45,413	1,120,520
Public Sector	513,543	299,256	35,429	848,228
	$4,771,696	$1,152,183	$125,385	$6,049,264
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,530,152	$1,071,910	$108,073	$5,710,135
Net revenue recognition (Agent)	241,544	80,273	17,312	339,129
	$4,771,696	$1,152,183	$125,385	$6,049,264

	Nine Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,704,212	$451,892	$25,740	$3,181,844
Software	907,683	560,073	80,287	1,548,043
Services	551,215	113,092	39,840	704,147
	$4,163,110	$1,125,057	$145,867	$5,434,034
Major Client Groups
Large Enterprise / Corporate	$3,159,269	$819,156	$47,903	$4,026,328
Small and Medium-Sized Businesses	585,258	59,318	50,536	695,112
Public Sector	418,583	246,583	47,428	712,594
	$4,163,110	$1,125,057	$145,867	$5,434,034
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,969,411	$1,051,101	$127,129	$5,147,641
Net revenue recognition (Agent)	193,699	73,956	18,738	286,393
	$4,163,110	$1,125,057	$145,867	$5,434,034

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information about receivables and contract liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Current receivables, which are included in “Accounts receivable, net”	$2,267,718	$2,511,383
Non-current receivables, which are included in “Other assets”	137,431	154,417
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	80,734	84,814

Changes in the contract liabilities balances during the nine months ended September 30, 2020 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2019	$84,814
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(53,454)
Cash received in advance and not recognized as revenue	49,374
Balances at September 30, 2020	$80,734

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2020	$54,939
2021	64,346
2022	25,076
2023 and thereafter	16,763
Total remaining performance obligations	$161,124

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2020 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 20 months.

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

During 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global corporate headquarters.  During the fourth quarter of 2019, properties in Tempe, Arizona, El Segundo and Santa Monica, California and Woodbridge, Illinois were classified as held for sale, for approximately $68,916,000, which is included in other current assets in the accompanying consolidated balance sheet as of September 30, 2020, as we look to sell current properties in preparation for our move to Chandler.  During the first quarter of 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net earnings	$38,906	$27,132	$119,252	$116,457
Denominator:
Weighted average shares used to compute basic EPS	35,077	35,512	35,123	35,631
Dilutive potential common shares due to dilutive RSUs, net of tax effect	271	356	295	396
Weighted average shares used to compute diluted EPS	35,348	35,868	35,418	36,027
Net earnings per share:
Basic	$1.11	$0.76	$3.40	$3.27
Diluted	$1.10	$0.76	$3.37	$3.23

For the three and nine months ended September 30, 2020, 3,000 and 163,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  There were 3,000 and 56,000 anti-dilutive RSUs for the three and nine months ended September 30, 2019, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
ABL revolving credit facility	$—	$570,706
Convertible senior notes due 2025	293,469	284,836
Finance leases and other financing obligations	2,675	3,822
Total	296,144	859,364
Less: current portion of long-term debt	(1,422)	(1,691)
Long-term debt	$294,722	$857,673

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  On July 31, 2020, we entered into the First Amendment to Credit Agreement (the “Amendment”) to the ABL facility.  The Amendment, among other things, amends the credit agreement to provide additional flexibility for certain asset sale transactions by the Company and its subsidiaries.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of September 30, 2020, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, none of which was outstanding.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

The notes are subject to certain customary events of default and acceleration clauses.  As of September 30, 2020, no such events have occurred.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(56,531)	(65,164)
Net carrying amount	$293,469	$284,836

Equity, net of deferred tax	$44,731	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 4.375 years.  The effective interest rate on the liability component of the notes is 4.325%.

Interest expense resulting from the notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

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

Inventory Financing Facilities

During 2020, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $200,000,000 to $250,000,000.  On July 6, 2020, we entered into a new unsecured inventory financing facility with a subsidiary of PNC Bank, N.A. (“PNC”), which replaced our previous facility with Wells Fargo Capital Finance, LLC.  The aggregate availability for vendor purchases under the PNC facility is $250,000,000.  As of September 30, 2020, our combined inventory financing facilities had a total maximum capacity of $500,000,000, of which $367,997,000 was outstanding.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% and LIBOR plus 4.50% on the MUFG and PNC facilities, respectively.  The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.

Finance Lease and Other Financing Obligations

From time to time, we enter into finance leases and other financing agreements with financial intermediaries to facilitate the purchase of products from certain vendors.

The current and long-term portions of our finance leases and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of September 30, 2020 and December 31, 2019.  See Note 6 for additional information.

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

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$81,481	$74,684
Finance lease assets	Property and equipment(a)	2,326	3,297
Total lease assets		$83,807	$77,981
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$20,556	$19,648
Finance lease liabilities	Current portion of long-term debt	1,422	1,691
Non-current
Operating lease liabilities	Other liabilities	67,421	60,285
Finance lease liabilities	Long-term debt	1,253	2,131
Total lease liabilities		$90,652	$83,755

(a)	Recorded net of accumulated amortization of $1,833,000 and $861,000 as of September 30, 2020 and December 31, 2019, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the three and nine months ended September 30, 2020 (in thousands):

Lease cost	Classification	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost (a) (b)	Selling and administrative expenses	$6,460	$19,412
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	324	972
Interest on lease liabilities	Interest expense, net	24	84
Total lease cost		$6,808	$20,468

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of September 30, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
Remainder of 2020	$6,021	$564	$6,585
2021	22,194	1,077	23,271
2022	19,099	645	19,744
2023	13,477	449	13,926
2024	8,430	45	8,475
After 2024	28,999	—	28,999
Total lease payments	98,220	2,780	101,000
Less: Interest	(10,243)	(105)	(10,348)
Present value of lease liabilities	$87,977	$2,675	$90,652

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

The following table provides information about the remaining lease terms and discount rates applied as of September 30, 2020:

	September 30, 2020	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	6.13	6.19
Finance leases	2.45	1.69
Weighted average discount rate (%)
Operating leases	3.43	3.65
Finance leases	3.46	4.85

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides other information related to leases for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,360	$19,444
Leased assets obtained in exchange for new operating lease liabilities	$577	$23,178

7.Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$3,347	$3,102	$8,732	$8,965
EMEA	$1,006	860	2,588	2,544
APAC	$160	136	434	386
Total Consolidated	$4,513	$4,098	$11,754	$11,895

As of September 30, 2020, total compensation cost related to nonvested RSUs not yet recognized is $25,871,000, which is expected to be recognized over the next 1.33 years on a weighted-average basis.

The following table summarizes our RSU activity during the nine months ended September 30, 2020:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at January 1, 2020	923,400	$45.58
Granted(a)	322,506	57.78
Vested, including shares withheld to cover taxes	(368,377)	42.54	$15,670,905	(b)
Forfeited	(73,284)	51.66
Nonvested at September 30, 2020 (a)	804,245	51.31	$45,504,182	(c)

(a)

Includes 83,661 RSUs subject to remaining performance conditions.  The number of RSUs subject to performance conditions are based on the Company achieving 100% of its 2020 targeted financial results.  We currently estimate that these RSUs will be awarded at 90% this annual period based on achievement towards the 2020 performance targets.

(b)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

(c)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $56.58 as of September 30, 2020, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	Income Taxes

Our effective tax rate was 23.8% for the three and nine months ended September 30, 2020.  For the three months ended September 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions, partially offset by the recognition of tax benefits related to research and development activities and the beneficial impact of certain income tax regulations issued during the quarter.  For the nine months ended September 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions, partially offset by the remeasurement of acquired net operating losses under the CARES Act, and the recognition of tax benefits related to research and development activities.

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

As of September 30, 2020, and December 31, 2019, we had approximately $10,659,000 and $9,736,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $610,000 and $442,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

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

During the nine months ended September 30, 2020, we repurchased 444,813 shares of our common stock on the open market at a total cost of approximately $24,999,996 (an average price of $56.20 per share).  All shares repurchased were retired.  During the comparative nine months ended September 30, 2019, we repurchased 541,117   shares of our common stock on the open market at a total cost of approximately $27,899,000 (an average price of $51.56 per share).  All shares repurchased were retired.

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

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2020.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2020.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC with PCM being included in our North America and EMEA segments for the three and nine months ended September 30, 2020.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following table summarizes net sales by offering for North America, EMEA and APAC for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2020	2019	2020	2019	2020	2019

Hardware	$1,028,045	$1,020,083	$138,685	$137,416	$6,421	$9,243
Software	306,925	295,730	165,301	186,839	16,191	19,569
Services	223,198	199,349	37,294	31,453	14,418	12,865
	$1,558,168	$1,515,162	$341,280	$355,708	$37,030	$41,677

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2020	2019	2020	2019	2020	2019

Hardware	$3,180,501	$2,704,212	$466,909	$451,892	$21,001	$25,740
Software	898,290	907,683	553,164	560,073	62,952	80,287
Services	692,905	551,215	132,110	113,092	41,432	39,840
	$4,771,696	$4,163,110	$1,152,183	$1,125,057	$125,385	$145,867

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2020 or 2019.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,334,970	$303,986	$22,612	$1,661,568
Services	223,198	37,294	14,418	274,910
Total net sales	1,558,168	341,280	37,030	1,936,478
Costs of goods sold:
Products	1,202,743	277,025	20,544	1,500,312
Services	108,257	13,955	6,391	128,603
Total costs of goods sold	1,311,000	290,980	26,935	1,628,915
Gross profit	247,168	50,300	10,095	307,563
Operating expenses:
Selling and administrative expenses	192,033	45,438	7,684	245,155
Severance and restructuring expenses	773	19	16	808
Acquisition and integration related expenses	118	—	—	118
Earnings from operations	$54,244	$4,843	$2,395	$61,482

	Three Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,315,813	$324,255	$28,812	$1,668,880
Services	199,349	31,453	12,865	243,667
Total net sales	1,515,162	355,708	41,677	1,912,547
Costs of goods sold:
Products	1,195,020	297,789	26,431	1,519,240
Services	101,498	10,028	5,586	117,112
Total costs of goods sold	1,296,518	307,817	32,017	1,636,352
Gross profit	218,644	47,891	9,660	276,195
Operating expenses:
Selling and administrative expenses	170,993	44,568	7,654	223,215
Severance and restructuring expenses	2,449	213	—	2,662
Acquisition and integration related expenses	5,896	—	—	5,896
Earnings from operations	$39,306	$3,110	$2,006	$44,422

	Nine Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,078,791	$1,020,073	$83,953	$5,182,817
Services	692,905	132,110	41,432	866,447
Total net sales	4,771,696	1,152,183	125,385	6,049,264
Costs of goods sold:
Products	3,678,118	933,053	77,326	4,688,497
Services	344,586	41,876	17,017	403,479
Total costs of goods sold	4,022,704	974,929	94,343	5,091,976
Gross profit	748,992	177,254	31,042	957,288
Operating expenses:
Selling and administrative expenses	590,549	143,859	22,190	756,598
Severance and restructuring expenses	7,799	2,118	45	9,962
Acquisition and integration related expenses	1,991	204	—	2,195
Earnings from operations	$148,653	$31,073	$8,807	$188,533

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2019
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,611,895	$1,011,965	$106,027	$4,729,887
Services	551,215	113,092	39,840	704,147
Total net sales	4,163,110	1,125,057	145,867	5,434,034
Costs of goods sold:
Products	3,290,555	926,712	98,197	4,315,464
Services	272,245	29,021	17,188	318,454
Total costs of goods sold	3,562,800	955,733	115,385	4,633,918
Gross profit	600,310	169,324	30,482	800,116
Operating expenses:
Selling and administrative expenses	452,441	139,365	21,961	613,767
Severance and restructuring expenses	3,260	328	124	3,712
Acquisition-related expenses	9,059	—	—	9,059
Earnings from operations	$135,550	$29,631	$8,397	$173,578

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2020	December 31, 2019
North America	$4,145,070	$3,814,408
EMEA	627,644	699,856
APAC	110,561	123,349
Corporate assets and intercompany eliminations, net	(1,055,965)	(459,434)
Total assets	$3,827,310	$4,178,179

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization of property and equipment:
North America	$5,907	$4,371	$17,559	$12,114
EMEA	1,269	1,013	3,846	2,980
APAC	143	140	415	412
	7,319	5,524	21,820	15,506
Amortization of intangible assets:
North America	8,730	5,765	27,594	13,037
EMEA	585	67	1,625	205
APAC	118	114	336	348
	9,433	5,946	29,555	13,590
Total	$16,752	$11,470	$51,375	$29,096

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

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Purchase price net of cash and cash equivalents acquired		$660,925
Fair value of net assets acquired:
Current assets	$531,941
Identifiable intangible assets - see description below	191,370
Property and equipment	91,213
Other assets	32,699
Current liabilities	(369,183)
Long-term liabilities, including deferred taxes	(71,009)
Total fair value of net assets acquired		407,031
Excess purchase price over fair value of net assets acquired ("goodwill")		$253,894

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

The fair values of current assets and liabilities are based upon their historical costs on the date of acquisition due to their short-term nature.  The estimated fair values of the majority of property and equipment, excluding acquired real estate, are also based upon historical costs net of depreciation, as they approximated fair value.  Certain long-term assets, including PCM’s IT systems, were written down to their estimated fair value.

The estimated fair value of net assets acquired was approximately $407,031,000, including $191,370,000 of identified intangible assets, consisting primarily of customer relationships of $178,900,000.  The fair value of the customer relationships were determined using the multiple-period excess earnings method.  The identifiable intangible assets resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives: customer relationships – 10-12 years; trade names – 1 year; non-compete agreements – 2-3 years.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Goodwill of $253,894,000, which was recorded in our North America and EMEA operating segments, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from PCM.  The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year.  The addition of the PCM technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.  None of the goodwill is tax deductible. The purchase price allocation was finalized during the third quarter of 2020.

We have consolidated the results of operations for PCM since its acquisition on August 30, 2019.

The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Three Months Ended September 30,	Nine Months Ended September 30,
		2019	2019
Net sales	As reported	$1,912,547	$5,434,034
	Pro forma	$2,322,828	$6,910,356
Net earnings	As reported	$27,132	$116,457
	Pro forma	$24,678	$115,321
Diluted earnings per share	As reported	$0.76	$3.23
	Pro forma	$0.69	$3.20

Changes in Goodwill and Intangible Assets

Other than the goodwill and intangible assets recorded in conjunction with the acquisitions of vNext and PCM, the only other change in consolidated goodwill and intangible assets as of September 30, 2020 compared to the balance as of December 31, 2019 resulted from foreign currency translation adjustments associated with the balances in our North America, EMEA and APAC operating segments.

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

On a consolidated basis, for the three months ended September 30, 2020:

•

Net sales of $1.9 billion increased 1% compared to the three months ended September 30, 2019, primarily due to the addition of PCM. Without the addition of PCM, net sales in the core business would have been down compared to the prior year quarter as a result of the negative impact of COVID-19.  The overall increase in net sales reflects an increase in hardware and services net sales, which was partially offset by a decrease in software net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales remained flat compared to the third quarter of 2019.

•

Gross profit of $308 million increased 11% compared to the three months ended September 30, 2019.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 12% compared to the third quarter of 2019.

•

Gross margin improved approximately 150 basis points to 15.9% of net sales in the three months ended September 30, 2020. This increase reflects an increase in the mix of higher margin services net sales and an increase in margins on hardware net sales compared to the same period in the prior year.

•

Earnings from operations increased 38%, year over year, to $61.5 million in the third quarter of 2020 compared to $44.4 million in the third quarter of 2019, primarily due to increased gross profit and reduction in acquisition and integration related expenses, incurred in connection with PCM. The increase was partially offset by increased personnel costs, including teammate benefits and variable compensation, and increased amortization of intangible assets, both related to the PCM acquisition.  Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 42% year over year.

•

Net earnings and diluted earnings per share were $38.9 million and $1.10, respectively, for the third quarter of 2020.  This compares to net earnings of $27.1 million and diluted earnings per share of $0.76 for the third quarter of 2019.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recent Developments – Impact of COVID-19 to our Business

In late 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”), which has since spread globally.  On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  In an effort to protect the health and safety of our teammates, we took proactive action to adopt social distancing policies at our locations globally, including working from home where possible, limiting the number of teammates attending in-person meetings, reducing the number of people in our locations at any one time, and suspending teammate travel. Governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.  These measures taken by the Company continued to be in effect for the duration of the third quarter of 2020 and remain in place to date.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  We continued to observe a pronounced impact of COVID-19 on our third quarter financial results when compared to internal budgets, and anticipate demand for our products and services will continue to be impacted in the fourth quarter as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and their liquidity. While we did not experience a decline in bookings in October 2020, we anticipate that the declining trend, which began in April 2020, may continue into the fourth quarter of 2020, when compared to the prior year.

In the short run, we took steps to accelerate and complete our integration with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation and travel related expenditures.  We have also utilized various partner and government incentives available to us to help offset some of these business impacts.  In the third quarter of 2020, we invested in our sales force, adding key technical talent across our solution areas and additional sales coverage to our geographic footprint.  We will continue to invest in this area in the fourth quarter to ensure we are positioned well to compete in the marketplace in 2021, when we expect the IT market will start to recover.

We fully paid down all of our debt under our ABL facility during the quarter and believe we have a strong balance sheet and healthy liquidity position. The Company had current capacity of up to $1.2 billion under our ABL facility available as of September 30, 2020.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Results of Operations

The COVID-19 pandemic has negatively impacted the global economy and has disrupted global supply chains and workforce participation.  We continued to observe impacts on our third quarter financial results and believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	84.1	85.6	84.2	85.3
Gross profit	15.9	14.4	15.8	14.7
Selling and administrative expenses	12.7	11.6	12.5	11.3
Severance and restructuring expenses and acquisition and integration related expenses	0.1	0.5	0.2	0.3
Earnings from operations	3.1	2.3	3.1	3.1
Non-operating expense, net	0.5	0.4	0.5	0.3
Earnings before income taxes	2.6	1.9	2.6	2.8
Income tax expense	0.6	0.5	0.6	0.7
Net earnings	2.0%	1.4%	2.0%	2.1%

We generally experience some seasonal trends in our sales of IT hardware, software and services.  Software sales are typically seasonally higher in our second quarter.  Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter.  Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also stronger in our second quarter.  Sales to public sector clients in the United Kingdom are often stronger in our first quarter.  These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year.

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and in the related product or services sales being incentivized by the partner.  Incentives from our largest partners are significant and changes in the incentives, which occur regularly, could impact our results of operations to the extent we are unable to adapt our sales strategies to optimize performance under the revised programs.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net Sales.  Net sales for the three months ended September 30, 2020 increased 1%, year over year, to $1.9 billion compared to the three months ended September 30, 2019.  Without the addition of PCM to our core business, net sales for the third quarter of 2020 would have been down as a result of the negative impact of COVID-19.  We believe this negative trend in net sales may continue into the fourth quarter of 2020, when compared to the prior year.  Net sales for the nine months ended September 30, 2020 increased 11%, year over year, to $6.0 billion compared to the nine months ended September 30, 2019.  Our net sales by operating segment were as follows for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change
North America	$1,558,168	$1,515,162	3%	$4,771,696	$4,163,110	15%
EMEA	341,280	355,708	(4%)	1,152,183	1,125,057	2%
APAC	37,030	41,677	(11%)	125,385	145,867	(14%)
Consolidated	$1,936,478	$1,912,547	1%	$6,049,264	$5,434,034	11%

Our net sales by offering category for North America for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$1,028,045	$1,020,083	1%	$3,180,501	$2,704,212	18%
Software	306,925	295,730	4%	898,290	907,683	(1%)
Services	223,198	199,349	12%	692,905	551,215	26%
	$1,558,168	$1,515,162	3%	$4,771,696	$4,163,110	15%

Net sales in North America increased 3%, or $43.0 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by the addition of PCM, partially offset by the negative impact of COVID-19 on demand for hardware and certain services. Net sales of hardware, software and services increased 1%, 4% and 12%, respectively, year over year.  The changes for the three months ended September 30, 2020 were the result of the following:

•

The increase in hardware net sales was due to the addition of PCM, which was partially offset by lower volume of sales to large enterprise and corporate clients.  The decrease in volume of sales was largely due to decreased demand associated with client responses to COVID-19.

•	The increase in software net sales was primarily due to the addition of PCM, partially offset by continued migration of software to the cloud, reported net in services net sales.
•

The increase in services net sales was primarily due to an increase in net sales associated with cloud solution offerings and higher sales of Insight delivered services, including the addition of PCM.  These increases were partially offset by decreases in demand for certain services due to the impact of COVID-19.

Net sales in North America increased 15%, or $608.6 million, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the addition of PCM, partially offset by the negative impact of COVID-19 on demand for hardware and certain services.  Net sales of hardware and services increased 18% and 26%, respectively, year over year.  Net sales of software declined 1%, year to year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The net changes for the first nine months of 2020 were the result of the following:

•

The increase in hardware net sales was due to the addition of PCM and higher volume of sales to large enterprise and corporate clients.  The net increase in volume of sales was largely due to increases in the first quarter of 2020 due to increased demand for work-from-home and collaboration solutions as companies responded to shelter in place mandates, which was partially offset by decreases in volume of sales in the second and third quarters associated with client responses to COVID-19.

•

The decrease in software net sales was due to a significant transaction in the prior year with no comparable activity in the current year and continued migration of software to the cloud, which was partially offset by the addition of PCM.

•

The increase in services net sales was primarily due to higher sales of Insight delivered services, including the addition of PCM and an increase in net sales associated with cloud solution offerings.  These increases were partially offset by decreases in demand for certain services due to the impact of COVID-19.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$138,685	$137,416	1%	$466,909	$451,892	3%
Software	165,301	186,839	(12%)	553,164	560,073	(1%)
Services	37,294	31,453	19%	132,110	113,092	17%
	$341,280	$355,708	(4%)	$1,152,183	$1,125,057	2%

Net sales in EMEA decreased 4%, or $14.4 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 8%, year to year.  Net sales of hardware and services increased 1% and 19%, respectively, year over year.  Net sales of software declined 12% year to year.  The net changes for the three months ended September 30, 2020 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices to public sector clients.
•	The decrease in software net sales was due to lower volume of sales to large enterprise clients and continued migration of software to the cloud.
•	The increase in services net sales was due primarily to higher sales of cloud solutions and higher volume sales of Insight delivered services.

Net sales in EMEA increased 2%, or $27.1 million, for the first nine months of 2020 compared to the first nine months of 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 3%, year to year. Net sales of hardware and services increased 3% and 17% year over year, respectively.  Net sales of software declined 1%, year to year.  The net changes for the first nine months of 2020 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices to corporate and public sector clients.
•

The decrease in software net sales was due to lower volume of sales to large enterprise and continued migration of software to the cloud, partially offset by higher volume of sales to corporate and public sector clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The increase in services net sales was due primarily to higher sales of cloud solutions, increased software referral fees and higher volume sales of Insight delivered services.

Our net sales by offering category for APAC for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2020	2019	Change	2020	2019	Change
Hardware	$6,421	$9,243	(31%)	$21,001	$25,740	(18%)
Software	16,191	19,569	(17%)	62,952	80,287	(22%)
Services	14,418	12,865	12%	41,432	39,840	4%
	$37,030	$41,677	(11%)	$125,385	$145,867	(14%)

Net sales in APAC decreased 11%, or $4.6 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 13%, year to year. Net sales of hardware and software decreased by 31% and 17%, respectively, year to year.  Net sales of services increased by 12%, year over year.  The net changes for the three months ended September 30, 2020 were the result of the following:

•	The decrease in hardware net sales was primarily the result of lower volume of sales due to decreased demand associated with client responses to COVID-19.
•	The decrease in software net sales was primarily due to lower volume sales to large enterprise clients.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services.

Net sales in APAC decreased 14%, or $20.5 million, for the first nine months of 2020 compared to the first nine months of 2019. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 11%, year to year.  Net sales of hardware and software decreased by 18% and 22%, respectively, year to year.  Services net sales increased 4% year over year.  The net changes for the first nine months of 2020 were the result of the following:

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2020 and 2019:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	66%	67%	41%	39%	17%	22%
Software	20%	20%	48%	52%	44%	47%
Services	14%	13%	11%	9%	39%	31%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	67%	65%	41%	40%	17%	18%
Software	19%	22%	48%	50%	50%	55%
Services	14%	13%	11%	10%	33%	27%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 11%, or $31.4 million, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, with gross margin increasing approximately 150 basis points to 15.9% for the three months ended September 30, 2020 compared to 14.4% for the three months ended September 30, 2019.  Gross profit increased 20%, or $157.2 million, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, with gross margin increasing approximately 110 basis points to 15.8% for the first nine months of 2020 compared to 14.7% for the first nine months of 2019.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Net Sales	2019	% of Net Sales	2020	% of Net Sales	2019	% of Net Sales
North America	$247,168	15.9%	$218,644	14.4%	$748,992	15.7%	$600,310	14.4%
EMEA	50,300	14.7%	47,891	13.5%	177,254	15.4%	169,324	15.1%
APAC	10,095	27.3%	9,660	23.2%	31,042	24.8%	30,482	20.9%
Consolidated	$307,563	15.9%	$276,195	14.4%	$957,288	15.8%	$800,116	14.7%

North America’s gross profit for the three months ended September 30, 2020 increased $28.5 million, or 13%, compared to the three months ended September 30, 2019.  As a percentage of net sales, gross margin increased approximately 150 basis points to 15.9% for the third quarter of 2020.  The year over year improvement in gross margin was primarily attributable to the following:

•

An increase in product margin, which includes partner funding and freight, of 51 basis points and an increase in margin from services net sales of 92 basis points compared to the same period in the prior year.

•

The increase in product margin is primarily the result of higher volume of hardware sales from the addition of PCM and sales of hardware for the core North America business at higher margins than in the same period in the prior year.

•	The increase in margin from services net sales during the current quarter reflects an expansion in margin from cloud solutions and other services that are recorded net.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the nine months ended September 30, 2020 increased $148.7 million, or 25%, compared to the nine months ended September 30, 2019.  As a percentage of net sales, gross margin increased approximately 130 basis points to 15.7% for the first nine months of 2020.  The year over year improvement in gross margin was primarily attributable to the following:

•

A net increase in product margin, which includes partner funding and freight, of 68 basis points and an increase in margin from services net sales, which contributed 60 basis points of the margin expansion.

•

The increase in product margin is primarily the result of higher volume of hardware sales from the addition of PCM and sales of hardware for the core North America business at higher margins than in the same period in the prior year.  This increase was partially offset by a contraction in margin on software net sales.

•

The increase in margin from services net sales during the first nine months of 2020 resulted from a higher volume of Insight delivered services at higher margins and a higher volume of cloud solutions that are recorded net.

EMEA’s gross profit for the three months ended September 30, 2020 increased $2.4 million, or 5%, year over year (remaining flat when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2019.  As a percentage of net sales, gross margin increased approximately 120 basis points, year over year.  The year over year net improvement in gross margin was primarily attributable to an increase in higher margin services net sales, which contributed 82 basis points of the margin expansion, together with a net increase in product margin, which includes partner funding and freight, of 46 basis points.

EMEA’s gross profit for the nine months ended September 30, 2020 increased $7.9 million, or 5% (also 5% excluding the effects of fluctuating foreign currency exchange rates), compared to the first nine months of 2019.  As a percentage of net sales, gross margin increased approximately 30 basis points, year over year.  The year over year improvement in gross margin was primarily attributable to a net increase in services margin of 35 basis points.

APAC’s gross profit for the three months ended September 30, 2020 increased $435,000, or 5%, compared to the three months ended September 30, 2019 (increasing 2% when excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 410 basis points, year over year.  The increase in gross margin in the third quarter of 2020 compared to the third quarter of 2019 was due to an increase in gross margin on services net sales, including cloud solutions and Insight delivered services, of 421 basis points.

APAC’s gross profit for the first nine months of 2020 increased $560,000, or 2%, compared to the first half of 2019 (increasing 5% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 390 basis points, year over year.  The increase in gross margin in the first nine months of 2020 compared to the first nine months of 2019 was due to an increase in gross margin on services net sales, including cloud solutions and Insight delivered services, of 394 basis points.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $21.9 million, or 10%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  Selling and administration expenses increased $142.8 million, or 23%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  Our selling and administrative expenses by major expense type for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personnel costs, including teammate benefits	$190,451	$174,598	$576,910	$483,015
Depreciation and amortization	15,506	10,479	49,422	28,105
Facility expenses	9,378	7,860	29,769	21,042
Legal and professional fees	7,832	4,583	19,665	12,417
Travel and entertainment	1,449	7,379	9,957	20,225
Marketing	1,835	2,507	7,917	7,786
Other	18,704	15,809	62,958	41,177
Total	$245,155	$223,215	$756,598	$613,767

Selling and administrative expenses increased approximately 100 basis points as a percentage of net sales in the third quarter of 2020 compared to the third quarter of 2019.  The overall net increase in selling and administrative expenses reflects a $15.9 million net increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, reflecting the acquisition of PCM in August 2019.  There was also an increase in depreciation and amortization, legal and professional fees, other and facility expenses of $5.0 million, $3.2 million, $2.9 million and $1.5 million, respectively, primarily as a result of PCM.  These increased costs were partially offset by decreases in travel and entertainment costs of $5.9 million reflecting cost control measures taken in response to COVID-19.

Selling and administrative expenses increased approximately 120 basis points as a percentage of net sales in the first nine months of 2020 compared to the first nine months of 2019.  The overall net increase in selling and administrative expenses reflects a $93.9 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount, including the acquisition of PCM.  There was also an increase in other expenses, depreciation and amortization, facility expenses and legal and professional fees of $21.8 million, $21.3 million, $8.7 million and $7.2 million, respectively, primarily as a result of PCM.  These increased costs were partially offset by decreases in travel and entertainment costs of $10.3 million reflecting cost control measures taken in response to COVID-19.

Severance and Restructuring Expenses.  During the three months ended September 30, 2020, we recorded severance expense, net of adjustments, of approximately $808,000.  During the nine months ended September 30, 2020, we recorded severance expense, net of adjustments, of approximately $10.0 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities and for North America and EMEA, the acquisition of PCM.  Current period charges were partially offset by adjustments for changes in estimates of previous accruals as cash payments were made.  Comparatively, during the three months ended September 30, 2019, we recorded severance expense, net of adjustments, of approximately $2.7 million.  For the nine months ended September 30, 2019, we recorded severance expense, net of adjustments, of approximately $3.7 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 38%, or $17.1 million, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.  Earnings from operations increased 9%, or $15.0 million, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.  Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	% of Net Sales	2019	% of Net Sales	2020	% of Net Sales	2019	% of Net Sales
North America	$54,244	3.5%	$39,306	2.6%	$148,653	3.1%	$135,550	3.3%
EMEA	4,843	1.4%	3,110	0.9%	31,073	2.7%	29,631	2.6%
APAC	2,395	6.5%	2,006	4.8%	8,807	7.0%	8,397	5.8%
Consolidated	$61,482	3.2%	$44,422	2.3%	$188,533	3.1%	$173,578	3.2%

North America’s earnings from operations for the three months ended September 30, 2020 increased $14.9 million, or 38%, compared to the three months ended September 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 3.5%.  The increase in earnings from operations was primarily driven by an increase in gross profit and decrease in acquisition and integration related expenses, partially offset by increases in selling and administrative expenses when compared to the three months ended September 30, 2019.

North America’s earnings from operations for the nine months ended September 30, 2020 increased $13.1 million, or 10%, compared to the nine months ended September 30, 2019.  As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 3.1%. The increase in earnings from operations was primarily driven by an increase in gross profit in excess of increases in selling and administrative expenses and severance and restructuring expenses when compared to the nine months ended September 30, 2019.

EMEA’s earnings from operations for the three months ended September 30, 2020 increased $1.7 million, or 56%, compared to the three months ended September 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 50 basis points to 1.4%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by the increase in selling and administrative expenses compared to the three months ended September 30, 2019.

EMEA’s earnings from operations for the nine months ended September 30, 2020 increased $1.4 million, or 5%, compared to the nine months ended September 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 2.7%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by the increase in selling and administrative expenses compared to the nine months ended September 30, 2019.

APAC’s earnings from operations for the three months ended September 30, 2020 increased $389,000, or 19%, compared to the three months ended September 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 170 basis points to 6.5%.  The increase in earnings from operations was primarily driven by an increase in gross profit when compared to the three months ended September 30, 2019.

APAC’s earnings from operations for the nine months ended September 30, 2020 increased $410,000, or 5%, compared to the nine months ended September 30, 2019.  As a percentage of net sales, earnings from operations increased by approximately 120 basis points to 7.0%.  The increase in earnings from operations reflects an increase in gross profit and reduction in severance and

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

restructuring expenses, partially offset by an increase in selling and administrative expenses when compared to the nine months ended September 30, 2019.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and our convertible senior notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense, net for the three months ended September 30, 2020 increased 18%, or $1.4 million, compared to the three months ended September 30, 2019.  Interest expense, net for the nine months ended September 30, 2020 increased 88%, or $14.6 million, compared to the nine months ended September 30, 2019. The increase was due primarily to higher average daily balances under our ABL facility in comparison to our facilities in the prior year and imputed interest under our convertible senior notes. The higher average daily balances under our ABL facility are largely the result of the PCM acquisition.  Imputed interest under our convertible senior notes, which were issued in August 2019, was $2.6 million and $7.6 million for the three and nine months ended September 30, 2020, respectively. Imputed interest under our convertible senior notes was $1.2 million for both the three and nine months ended September 30, 2019. Imputed interest under our inventory financing facilities was $3.2 million and $8.8 million for the three and nine months ended September 30, 2020, respectively, compared to $2.7 million and $8.6 million for the three and nine months ended September 30, 2019, respectively.  The increases were a result of expanded use of the facilities, including the addition of PCM, in part as a result of extended payment terms during the 2020 periods.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 23.8% for the three months ended September 30, 2020 was lower than our effective tax rate of 27.2% for the three months ended September 30, 2019.  The decrease in our effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was due to the rate impact of acquisition-related costs which did not recur in 2020 and the beneficial impact of certain income tax regulations issued during the current quarter.  Our effective tax rate of 23.8% for the nine months ended September 30, 2020 was lower than our effective tax rate of 25.4% for the nine months ended September 30, 2019.  The decrease in our effective tax rate for the first nine months of 2020 compared to the first nine months of 2019 was due primarily to the remeasurement of acquired net operating losses to be carried back to higher tax rate years under the CARES Act and the rate impact of acquisition-related costs which did not recur in 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$462,094	$168,595
Net cash used in investing activities	(12,875)	(681,209)
Net cash (used in) provided by financing activities	(489,087)	514,442
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	718	(3,960)
Decrease in cash, cash equivalents and restricted cash	(39,150)	(2,132)
Cash, cash equivalents and restricted cash at beginning of period	116,297	144,293
Cash, cash equivalents and restricted cash at end of period	$77,147	$142,161

Cash and Cash Flow

•	Our primary uses of cash during the nine months ended September 30, 2020 were to pay down our debt balances and to fund our working capital requirements.
•

Operating activities provided $462.1 million in cash during the nine months ended September 30, 2020, compared to $168.6 million during the nine months ended September 30, 2019 partially driven by a non-recurring item in the third quarter of 2020. In the fourth quarter of 2020, we expect that this non-recurring item will reverse, and we will use cash from operating activities for the quarter. Our cash cycle is inverted which allows us to generate more cash flows from operating activities in sequential periods of declining sales, particularly of our hardware offerings.

•

We had net borrowings under our inventory financing facilities of $114.3 million during the nine months ended September 30, 2020, compared to net repayments of $96.5 million during the nine months ended September 30, 2019.

•

Net repayments under our ABL facility during the nine months ended September 30, 2020 were $570.9 million.  Net borrowings under our ABL facility and our prior senior revolving credit facility and ABS facility combined during the nine months ended September 30, 2019 were $338.2 million.

•	Capital expenditures were $20.7 million and $16.9 million for the nine months ended September 30, 2020 and 2019, respectively.
•	We acquired vNext in February 2020 for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the nine months ended September 30, 2020.
•

During the nine months ended September 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020. During the nine months ended September 30, 2019, we repurchased an aggregate of $27.9 million of our common stock

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and healthy liquidity position. The Company had capacity of up to $1.2 billion under our ABL facility as of September 30, 2020. For the remainder of 2020, we plan to be prudent in our use of cash, deferring discretionary capital investments and using available cash to fund business operations and pay down our inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities

•	Cash flow from operating activities in the first nine months of 2020 was $462.1 million compared to $168.6 million in the first nine months of 2019.
•

The increase in cash flow from operating activities was partially driven by a non-recurring item in the third quarter of 2020.  A payment of $107.0 million that was due to be paid to a partner in the third quarter of 2020 was deferred in response to COVID-19 and will be paid in the fourth quarter of 2020. Our cash cycle is inverted which allows us to generate more cash flows from operating activities in sequential periods of declining sales, particularly of our hardware offerings.

•

The significant decreases in both other assets and accrued expenses and other liabilities for the three months ended September 30, 2020 resulted from a single significant transaction in 2019 with no comparable activity in the current year.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2020	2019
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	108	111
Days inventory outstanding (“DIOs”) (b)	10	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(93)	(80)
Cash conversion cycle (days) (d)	25	42

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
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

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 25 days in the third quarter of 2020, down 17 days from the third quarter of 2019.
•

The net changes were a result of a 3 day decrease in DSOs, a 1 day decrease in DIOs and a 13 day increase in DPOs. Excluding the impacts of software netting, the decrease in DSOs was due to better collections experience on our accounts receivable.  Excluding the impacts of software netting, the increase in DPOs was primarily due to the extension of terms (certain of which are temporary) on our inventory financing facilities and timing of transactions during the respective quarters, including deferral of payments to certain partners in response to COVID-19.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2020 in excess of working capital needs, given current market conditions, to pay down our inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash used in investing activities

•	Capital expenditures were $20.7 million and $16.9 million for the nine months ended September 30, 2020 and 2019, respectively.
•	We acquired vNext in February 2020 for $6.4 million and received proceeds from the sale of a property held for sale of $14.2 million in the first nine months of 2020.
•

We expect capital expenditures for the full year 2020 to be in a range of up to $25.0 million, of which approximately $1.0 million will be used to ready our global corporate headquarters, and the remaining amount will be used primarily for technology-related upgrade projects.

•	We have decided to defer the buildout of our new global corporate headquarters until early 2021.

Net cash (used in) provided by financing activities

•	During the nine months ended September 30, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $570.9 million.
•

During the nine months ended September 30, 2019, we had net combined borrowings under our ABL facility, our prior senior revolving credit facility and our ABS facility that increased our outstanding long-term debt balance by $338.2 million.

•

We had net borrowings under our inventory financing facilities of $114.3 million during the nine months ended September 30, 2020 compared to net repayments of $96.5 million during the nine months ended September 30, 2019.

•

During the nine months ended September 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020.  In comparison, during the nine months ended September 30, 2019, we repurchased an aggregate of $27.9 million of our common stock.

Financing Facilities

Our debt balance as of September 30, 2020 was $296.1 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2020, no such events have occurred.
•

Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.  The credit agreement contains customary affirmative and negative covenants and events of default.  At September 30, 2020, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $500.0 million, of which $368.0 million was outstanding at September 30, 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of September 30, 2020, we had approximately $56.7 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia, Canada and the Netherlands.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of September 30, 2020, the fair market value of our convertible senior notes was $399 million. For additional information about our convertible senior notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  As a result of the COVID-19 pandemic and the related responses from government authorities, our business operations, financial performance and results of operations have been, and continue to be, adversely impacted. For example, we observed a pronounced impact of COVID-19 on our third quarter financial results when compared to internal budgets, and anticipate demand for our products and services will continue to be impacted in the fourth quarter as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and liquidity.  While we did not experience a decline in booking trends year over year in October 2020 we anticipate that the declining trend, which began in April 2020, may continue into the fourth quarter of 2020. In the short run we took steps to accelerate and complete our integration with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation, and travel related expenditures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Overview – Recent Developments – Impact of COVID-19 to our Business” for additional information.

INSIGHT ENTERPRISES, INC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2020.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.

INSIGHT ENTERPRISES, INC.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	—	$—	—	$25,000,004
August 1, 2020 through August 31, 2020	—	—	—	25,000,004
September 1, 2020 through September 30, 2020	—	—	—	25,000,004
Total	—	$—	—

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There is no stated expiration date for this share repurchase plan.  As of September 30, 2020, $25 million remained available for repurchases under this share repurchase plan.

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

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Executive Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen dated as of September 15, 2020					X
10.2	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	10-Q	000-25092	10.2	August 6, 2020
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2020	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Bertrandt Crump
Rachael A. Bertrandt Crump
Global Corporate Controller
(Principal Accounting Officer)