Form 10-K
period 2020-12-31
INSIGHT ENTERPRISES INC
filed 2021-02-17
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/ X/	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  /  /

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,692,113,608.

The number of shares outstanding of the registrant’s common stock on February 12, 2021 was 35,103,074.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2020

INSIGHT ENTERPRISES, INC.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; our expectations, including expected synergies, from the PCM integration; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:

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

•	general economic conditions, economic uncertainties and changes in geopolitical conditions;
•	changes in the IT industry and/or rapid changes in technology;
•	supply constraints for devices;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	the risks associated with our international operations;
•	natural disasters or other adverse occurrences;
•	disruptions in our IT systems and voice and data networks;

INSIGHT ENTERPRISES, INC.

•	cyberattacks or breaches of data privacy and security regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our substantial amount of indebtedness;
•	the conditional conversion feature of our convertible senior notes (the “notes”), which if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on the Company’s reported financial results;
•	the Company is subject to counterparty risk with respect to the convertible note hedge transactions;
•	risks associated with the discontinuation of LIBOR as a benchmark rate.
•	increased debt and interest expense and availability of funds under our financing facilities;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in client demands;
•	our dependence on certain key personnel;
•	risks associated with the integration and operation of acquired businesses, including achievement of expected synergies and benefits; and
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.

Any forward-looking statements in this report are made as of the date of this filing and should be considered in light of various important factors, including the risks and uncertainties listed above, as well as others.  Additionally, there may be other risks described from time to time in the reports that we file with the Securities and Exchange Commission (the “SEC”).  We assume no obligation to update, and, except as may be required by law, do not intend to update, any forward-looking statements.  We do not endorse any projections regarding future performance that may be made by third parties.

INSIGHT ENTERPRISES, INC.

PART I

Item 1.  Business

Our Company

Today, every business is a technology business.  Insight Enterprises, Inc. (“Insight” or the “Company”) empowers organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of IT in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, and connected workforce solutions, together with our supply chain optimization expertise, we help clients innovate and optimize their operations to run smarter.

The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2020 Consolidated Net Sales
North America	United States and Canada	79%
EMEA	Europe, Middle East and Africa	19%
APAC	Asia-Pacific	2%

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

•

2017 – Acquired Datalink Corporation (“Datalink”) and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center transformation solutions to clients on premise or in the cloud.  Additionally, we acquired Caase Group B.V. (referred to herein as, “Caase.com”) and strengthened our ability to deliver cloud solutions to our clients in EMEA;

•	2018 – Acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider and strengthened our digital innovations capabilities;
•

2019 – Acquired PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services which complemented our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space primarily in North America; and

•

2020 – On February 28, 2020, we acquired vNext SAS (“vNext”), a French digital consulting services and managed services provider, increasing our capacity to deliver consulting and implementation services to support clients’ digital transformation initiatives to our clients in EMEA.

INSIGHT ENTERPRISES, INC.

Our Purpose and Values

Our purpose: We build meaningful connections to help businesses run smarter.  We live by our core values of hunger, heart and harmony, which set the tone for our business and define who we are.

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

We believe that these values strengthen the overall Insight experience for our clients, partners, and teammates (we refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”).

Our Market

The worldwide total addressable market for information technology is forecasted to be $3.8 trillion according to Gartner, a leading IT research and advisory company.  Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 20% of the worldwide total addressable market.  We believe our addressable worldwide market represents approximately $700 billion in annual sales and for the year ended December 31, 2020, our net sales of $8.3 billion represented approximately 1% of that highly diverse market.  We believe that we are well positioned in this highly fragmented global market with locations in 19 countries and our deep experience delivering IT solutions across the globe.

Our Value Proposition

At Insight, we build meaningful connections to help businesses run smarter.

As a Fortune 500-ranked global technology provider, we empower organizations of all sizes with secure Insight Intelligent Technology Solutions™ and services to help our clients maximize the value of their technology today — and prepare for tomorrow.

Delivering client value, which helps us earn client loyalty, is our primary goal. We expect our clients to achieve long-standing advantages by leveraging our unique capabilities to provide end-to-end secure digital transformation solutions and services. From IT strategy and design to implementation and management, we meet clients wherever they are now, and work alongside them to get them where they want to be.

Insight has a differentiated investment and solution development strategy. Through organic investment and strategic acquisitions, we’ve developed scale and innovative solutions in three primary areas: Digital Innovation, Cloud and Data Center Transformation, and Connected Workforce. Underpinning these core solution areas is our pervasive security capability and our legacy, global, at-scale supply chain optimization systems and tools.

Insight’s Strategic Assets are a Platform for Growth

•

Culture, people and leadership – We have many teammates on one global team who live by our core values; we show hunger, heart and harmony in everything we do. We put people first, believing that technology can connect people in powerful ways.

•	Innovation led solution area expertise –
o

Next-generation tech skills – We quickly adapt to new technology trends and innovation, investing internally to advance our technical capabilities while at the same time often making strategic acquisitions that establish us as thought leaders, with scale and reach, around emerging market trends.  Annually, we gather thought leaders from our technical

INSIGHT ENTERPRISES, INC.

expert pool to share best practices through peer led learning sessions.  The BlueMetal (2015, U.S.), Ignia (2016, Australia), Cardinal (2018, U.S.) and vNext (2020, France) acquisitions are examples of acquisitions that have given us global capabilities to support our clients as they look to accelerate in the digital world.

o

Data center transformation skills – In support of our long-term strategy, we acquired Datalink (2017, U.S.), a provider of IT services, cloud and enterprise data center solutions and Caase.com (2017, Netherlands), a cloud solutions provider. These acquisitions added deep technical expertise and complementary services offerings to our internally developed solutions and increased our addressable market opportunity in hybrid cloud and other high-growth data center categories.

o

App development and Internet-of-Things (“IoT”) expertise – We were recognized as Intel’s Innovation Partner of the Year in 2020 and IoT Partner of the Year in 2019 as well as named partner of the year by app development solution providers HashiCorp and Databricks in 2020. We also were named in The Forrester Wave™: Midsize Agile Software Development Service Providers, Q2 2019 and The Forrester New Wave™: Computer Vision Consultancies, Q4 2020 reports. That expertise combined with our hardware and software expertise, makes us well-positioned to deliver holistic connected product and IoT solutions.

o

Software DNA – We understand complex software licensing requirements and have the know-how to optimize our clients’ usage and compliance management through a portfolio of license consulting and optimization services.

•

Global reach and scale – We have the capabilities to serve clients across the globe with hardware, software provisioning and related services, and with integrated technology solutions in multiple countries directly or through our partner network.  With the 2019 acquisition of PCM, Insight grew to over 11,000 teammates worldwide, serving over 150,000 clients spanning our client categories.

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

Our Business Strategy

A client’s information technology services needs span an array of business priorities including modern infrastructure and cloud options, workforce productivity initiatives, and leveraging IT to differentiate from their competitors.  We believe our solution areas effectively represent the areas that our clients care about most and are designed to allow our clients, and the different decision makers within our clients’ organizations, to interact with us in multiple ways. Whether implementing public cloud or as-a-service workplace solutions, designing a next generation or hybrid cloud data center, or leveraging sophisticated IoT and artificial intelligence solutions to improve our clients’ experiences, we provide technical expertise and advisory services to our clients as a single solution integrator, powered by decades-long partner relationships and expertise to supply them the hardware, software and cloud services required to support their technology needs.

Our go to market framework for our solution areas is built on over 30 years of broad IT experience combined with strategic acquisitions, new services development and deep partner relationships. We are uniquely positioned to help our clients maximize the values of their technology today – and prepare for tomorrow.

INSIGHT ENTERPRISES, INC.

Our expertise is deep across our solutions areas, underpinned by our supply chain optimization expertise:

Digital Innovation

We help companies navigate their digital transformation journey end-to-end. From custom app development and effective data analytics to Agile training and change management, we’re the partner to take business to the next level.

Cloud and Data Center Transformation

We help businesses modernize and secure critical platforms to transform IT. Through end-to-end services from architecture through management, we help leverage the right platforms to increase agility and support innovation.

Connected Workforce

We help organizations keep their employees connected, productive and secure with professional and managed services that maximize returns on IT investments and free up internal resources.

Supply Chain Optimization

All three of our solution areas are supported by the foundation of our technology supply chain optimization tools and services, which are designed to help maximize our client’s IT investments by streamlining the IT procurement process and simplifying management over their hardware and software assets.

Each of our solution areas represents a discrete area of growth for our business and when connected to each other, they provide a platform for our clients to leverage our breadth of expertise to solve their most relevant business challenges.  Our strategy is to increase our penetration with new and existing clients within the solution areas across our geographic footprint in North America, EMEA and APAC. Powered by Insight’s legacy supply chain expertise, we are able to support our services offerings within the hardware, software and cloud solutions from market-leading and emerging manufacturer brands.  To execute our strategy, we employ centralized and field-based sales, engineering, and services resources to connect with our clients.  We also have invested in approximately 3,700 technical engineers, architects and software developers who create and deliver integrated IT solutions to our clients globally, an asset that we believe differentiates us in the marketplace.

Our unique solution area go to market strategy is supported by a strong operational platform that includes scalable IT and e-commerce systems and processes, robust digital marketing capabilities, and a culture of continuous business process transformation and automation.

INSIGHT ENTERPRISES, INC.

E-commerce and Cloud Management Systems – In recent years, cloud and as-a-service solutions have become more mainstream and adoption continues to increase across markets and verticals.  Key market imperatives in the adoption of these solutions are speed to market, flexibility, scalability and availability.  We have invested in, and will continue to invest in, technical tools and resources to provide clients with the assessment, migration, integration and managed services required to simplify the cloud adoption decision, whether that decision results in a private, public or hybrid cloud environment.

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

Digital Marketing Enablement – We have invested in internal industry and marketing expertise to develop original go to market and IT solution content, whitepapers and industry research studies to ensure we enable our clients with relevant information around IT and business trends.  Further, we leverage a best-in-class digital marketing technology stack to personalize the delivery of our content through an omni-channel experience.  Our integrated suite of digital marketing tools has allowed us to access and grow our position in the mid-market over the past few years while also growing our marketing alignment with our partners.

Culture of Business Transformation and Automation – At the heart of our culture is an intense desire to improve our clients’ experience when doing business with us either on the web, through business to business connections or on the telephone.  We have a dedicated business transformation team focused on end to end process improvement initiatives around order flow, dynamic pricing and cost optimization, and back office operations, all oriented to the impact on client experience.  We have invested in process automation and optical recognition scanning solutions to improve certain of our client facing processes, making the buying experience more frictionless while improving the scalability of our business processes for the long term.

Our Offerings

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services.  On a consolidated basis, hardware, software and services represented approximately 61%, 25% and 14%, respectively, of our net sales in 2020.  This compares to 60%, 27% and 13%, respectively, of our net sales in 2019 and 61%, 27% and 12%, respectively, of our consolidated net sales in 2018.  Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Services Solutions Offerings

We have developed solutions that integrate hardware, software and cloud-solution-based services to help businesses run smarter within our key solutions areas.  Our core solutions include:

Digital Innovation – Our clients are looking for business outcomes and we know the best experience wins, whether they are trying to improve their customer engagement, enable their workforce, or improve their operations, our clients face strong competition and digital disruption throughout their industries.  We help our clients leverage technology to digitally transform their businesses.  Our digital innovation solutions build upon our deep expertise in public cloud, IoT,

INSIGHT ENTERPRISES, INC.

mobility, big data and artificial intelligence as well as our extensive project management and organizational change management capabilities to ensure success across our clients’ digital transformation journeys.

•

Intelligent Endpoints: Gaining intelligent insights to network enabled devices, and spotting patterns and trends through mass analysis of any type of endpoints.  We leverage our intellectual property or our partners’ solutions to build out artificial intelligence aware IoT solutions.

•

Intelligent Applications: Starting with digital design and ideation sessions on the art of the possible, we build custom applications to help our clients create disruption.  These applications are increasingly cloud-based and mobile-centric.

•	Modern Applications: Custom-developed mobile, cloud and IoT applications. Typically, these applications are specific to the client vertical market, e.g., healthcare, financial services or retail.
•

Big Data & Analytic: Custom-developed solutions to help clients quickly review actionable insights within their data, including artificial intelligence for prediction, optimization, cognitive and vision services.  Various solutions that have been developed include: drones to inspect railroad tracks and wind farms, predictive analytics to drive health outcomes and optimization models that replicate physical spaces virtually to run millions of simulations to drive agility, efficiencies, and desired outcomes.

Our Digital Innovation team has been named a strong performer in The Forrester New WaveTM: Computer Vision Consultancies, Q4 2020.  Forrester evaluated 13 of the top computer vision (“CV”) providers across 10 criteria to help application development and delivery professionals, line-of-business and IT executives select the right partner for their CV needs.  Insight was recognized for its deployment of innovative CV solutions at the edge.  Our Digital Innovation team also has won numerous partner awards for innovation, AI Mobile Application, and DevOps/Cloud.

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

Connected Workforce – The consumerization of IT, increase in the millennial population and proliferation of alternate work models is transforming the workplace.  COVID-19 accelerated these changes in our clients.  We provide our clients’ workforces with solutions to deliver consumer-like technology experiences, enhance employee productivity, and reduce total cost of ownership.  We offer a full range of services to clients including discovery, transformation, adoption and management.  We deliver secure, managed solutions in three domains:

INSIGHT ENTERPRISES, INC.

•

Digital Workspace: Desktop, notebook, tablet and mobile devices coupled with cloud-based productivity and collaboration software, provisioned and deployed in a “as-a-service” model and remotely managed by Insight.

•	Workplace Services: Full support of end users and their technology including virtual technical support, remote service desk and automated self-service.
•	Enhanced Product Lifecycle: Ability to procure, stage, provision, manage and dispose of hardware assets including overnight “hot-swap” to enable remote workers.

Supply Chain Optimization – As mentioned earlier, our three solution areas are supported by the foundation of our technology supply chain optimization tools and services.  Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing the way clients approach procurement and management of core IT investments.  We provide end-to-end lifecycle services around hardware and software that help our clients optimize their IT return on investments.

•

Hardware Life Cycle: Source, procure, stage, configure, integrate, test, deploy, refurbish and redeploy IT products spanning endpoints to infrastructure, regionally, or across the globe via the Insight footprint and an engaged network of suppliers.

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

INSIGHT ENTERPRISES, INC.

networks, we have built redundancy into certain systems, maintain system outage policies and procedures and have comprehensive data backup.  We are focused on driving improvements in sales productivity through upgraded IT systems to support higher levels of client satisfaction and new client acquisition, as well as garnering efficiencies in our business.

We operate under a single, standardized IT system across North America and APAC and a separate, single IT system platform in all countries in our EMEA operations.  We have completed the integration of the PCM business to our IT system platforms.  In 2021 we plan to migrate our EMEA operations to the same IT system used in North America and APAC.

For a discussion of risks associated with our IT systems, see “Risk Factors – Risks related to Our Technology, Data and Intellectual Property – Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

Our Competition

The IT hardware, software and services industry is very fragmented and highly competitive.  Our competition includes:

•	Solution providers, value-added resellers and direct marketers such as CDW, Zones, Connection, SHI, Softchoice, Systemax, Computacenter, Bechtle, SoftwareONE, and Crayon;
•	Systems integrators such as ePlus, Presidio, World Wide Technology, Perficient and Accenture;
•

Specialty retailers, aggregators, distributors, and to a lesser extent, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores and mass merchandisers;

•	Product manufacturers, such as Dell, HP Inc., IBM, Lenovo and HPE;
•	Software publishers, such as IBM, Microsoft and Symantec;
•	National and global service providers, such as IBM Global Services and HP Enterprise Services; and
•	E-tailers, such as Amazon Web Services, Newegg, Rakuten and e-Buyer (United Kingdom).

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

For a discussion of risks associated with the actions of our competitors, see “Risk Factors – Risks related to Our Business, Operations and Industry – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.

Our Partners

We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace.  During 2020, we purchased products and software from approximately 6,000 partners.  Approximately 64% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors.  Purchases from Microsoft and Tech Data (a distributor) accounted for approximately 21% and 11%, respectively, of our aggregate purchases in 2020.  No other partner accounted for more than 10% of purchases in 2020.  Our top five partners as a group for 2020 were Microsoft, Tech Data, Dell, Ingram Micro (a distributor) and Cisco Systems, and approximately 56% of our total purchases during 2020 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.

During 2020, sales of Microsoft and Dell products accounted for approximately 19% and 14%, respectively, of our consolidated net sales.  No other manufacturer’s or publisher’s products accounted for more than 10% of our consolidated net sales in 2020.  Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 57% of our consolidated net sales during 2020.

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

We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses.  We have invested in our digital marketing capabilities over the past four years.  These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions.  We believe that we are emerging as a leader in our industry in digital marketing, delivering an outstanding service experience to our clients.  We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us.  We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback.  Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.

As we move into new service areas, we may become even more reliant on certain partner relationships.  For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.

Our Teammates

Successful execution of our business strategy and strategic initiatives involves attracting, developing and retaining teammates who share our core values: hunger, heart and harmony.  The experience, knowledge and dedication of our teammates help drive our operating results.  Management regularly evaluates and enhances internal processes, technologies and teammate benefits in order to maintain engaged teammates and drive client satisfaction, productivity and efficiency.

Various ways that we attract, develop and retain qualified and motivated teammates include:

•

Insight continues to make strides in becoming an employer of choice and has received honors all around the globe. Some examples include: Forbes World’s Best Employers 2020 Number 296 overall and number 27 for IT companies; Number 70 on the Fortune 100 Best Workplaces for Diversity list (2019); Great Place to Work U.K. Number 8; Forbes Best Employers of Veterans (2020), Phoenix Best Places to Work Number 5 – Phoenix Business Journal (2020); Fortune Most Admired Company (2020); Human Rights Campaign Foundation’s 2021 Corporate Equality Index scoring of 95; and an employer of choice by Fortune placing #7 in the information technology services industry on the list of the World’s Most Admired Companies (2021).

•

Insight offers robust leadership training for all people managers.  Our training is centered around our Leadership Commitments requiring that leaders:  (1) Create clarity; (2) Inspire people; (3) Demonstrate thought leadership; and (4) Deliver results.  We believe leaders who excel in these commitments heighten teammate satisfaction and deliver superior business results.

•

An important part of the Company’s culture is its commitment to diversity and inclusion, and we’ve been recognized for our dedication to this important area. Insight has supported four Teammate Resource Groups, which represent various diverse groups of teammates and

INSIGHT ENTERPRISES, INC.

consist of approximately 1,200 active members. Those four groups hosted more than 70 events in 2020 and highlighted the concerns of diverse teammates at the Company.
•

Our Teammate Pulse Survey has ranked Diversity as our #1 scoring category for the past three years.  In the Fortune Best Workplaces process, we learned that “Justice” was rated as the highest category by our teammates – the extent to which employees perceive that management promotes inclusive behavior, avoids discrimination, and is committed to providing fair appeal.

•

Our leaders carefully review and monitor our Teammate Pulse Survey results year over year and create action plans to increase teammate engagement.  We have seen positive trending over the last five years, and are proud of the culture at Insight.

•

To support teammates and their families in crisis situations, the Company provides financial support through its charitable foundation, which has received millions in contributions over the last six years from Insight and its teammates.

•	Insight offers all teammates two paid Heart Days annually to volunteer their time to charitable organizations in the communities where we live and work.

As of December 31, 2020, we employed 11,006 teammates.  Our teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	8,719
EMEA	1,875
APAC	412

Our teammates in the United States are not represented by a labor union.  Our workforces in certain foreign countries, such as the Netherlands, have worker representative committees or work councils with which we maintain strong relationships.  We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.

Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,380
Skilled, certified consulting and service delivery professionals	4,410
Total client facing teammates	7,790
Management, support services and administration	2,820
Distribution	396

For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.

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

Our Intellectual Property

We do not maintain a traditional research and development group, but we do seek to establish and protect our intellectual property through different forms of intellectual property protection, including trademarks, patents, copyrights, trade secrets and other protections that apply in the United States and select foreign countries where we believe it is appropriate to seek such protection, under applicable laws.  We also seek to maintain our trade secrets and confidential information by non-disclosure policies and agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights.  There can be no assurance, however, that the rights obtained can be successfully enforced against infringers in every jurisdiction. Although we believe the protection afforded by our trademarks, patents, copyrights and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process makes our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees. Our principal trademark is a registered mark, and we also license certain of our proprietary intellectual property rights to third parties.  We have registered a number of domain names, applied for registration of other marks in the United States and in certain international jurisdictions, and, from time to time, filed patent applications.  We believe our trademarks, in particular, have significant value, and we continue to invest in their promotion and protection.

For a discussion of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.

Information about our Executive Officers

The following are our current executive officers:

Glynis A. Bryan, Chief Financial Officer, Age 62

Ms. Bryan joined Insight in December 2007 as our Chief Financial Officer.  Prior to joining Insight, Ms. Bryan served as Executive Vice President and Chief Financial Officer at Swift Transportation Co., Inc. from April 2005 to May 2007. Prior to joining Swift, Ms. Bryan served as Chief Financial Officer at APL Logistics in Oakland, California and in various finance roles at Ryder System, Inc., including Chief Financial Officer of Ryder’s largest business unit, Ryder Transportation Services. Ms. Bryan is a member of the board of directors and the audit committee of Pentair, Ltd., a diversified industrial manufacturing company and of Pinnacle West Capital Corporation. In January 2018, she was appointed to the Economic Advisory Council for the Federal Reserve Bank of San Francisco.

Samuel C. Cowley, Senior Vice President, General Counsel and Secretary, Age 60

Mr. Cowley joined Insight in June 2016 as our Senior Vice President and General Counsel.  Prior to joining Insight, Mr. Cowley served as General Counsel and Vice President, Business Development of Prestige Brands Holdings, Inc., a company that markets and distributes over-the-counter healthcare products, from February 2012 to June 2016. He previously served as Executive Vice President, Business Development and General Counsel of Matrixx Initiatives, Inc. and Executive Vice President and General Counsel of Swift Transportation Co., Inc. Prior to that, he practiced law in the business and finance groups with the law firms of Snell & Wilmer and Reid & Priest.

Rachael A. Bertrandt Crump, Principal Accounting Officer and Global Corporate Controller, Age 45

Ms. Bertrandt Crump joined Insight in December 2016 as Vice President of Finance, Controller – North America and was appointed Principal Accounting Officer and Global Corporate Controller in September 2018.  Ms. Bertrandt Crump is a Certified Public Accountant. She began her career in public accounting in 1997 with Ernst & Young LLP. Ms. Bertrandt Crump has held controller positions with several multinational companies in the software, medical services and semiconductor industries. Prior to joining Insight, Ms. Bertrandt Crump served as the Senior Director Controller, Global

INSIGHT ENTERPRISES, INC.

Accounting at Amkor Technology, Inc., a semiconductor product packaging and test services provider, from 2006 to 2016.

Emma de Sousa, President – Insight EMEA, Age 44

Ms. de Sousa joined Insight in 2003.  Ms. de Sousa has held various positions of increasing responsibility at Insight including Managing Director of the United Kingdom and Ireland from January 2009 to March 2017, and Senior Vice President of United Kingdom and EMEA Marketing from March 2017 until January 2021, when she was promoted to President of the EMEA business.  Prior to joining Insight, Ms. de Sousa held various marketing and sales roles.

Helen K. Johnson, Senior Vice President, Finance – Chief Financial Officer, North America, Age 51

Ms. Johnson joined Insight in October 2007 as Senior Vice President, Treasurer and on January 1, 2013, assumed the role of Chief Financial Officer of our North America operating segment.  In her current role, Ms. Johnson is responsible for all finance functions in our North America business. She is also responsible for corporate financial planning and analysis and investor relations activities of the Company. Prior to joining Insight, Ms. Johnson served from 2000 to 2007 at eFunds Corporation, a publicly-held technology solutions provider to the financial institutions market, most recently as Senior Vice President, Treasurer and Investor Relations.

Kenneth T. Lamneck, President and Chief Executive Officer, Age 66

Mr. Lamneck was appointed President and Chief Executive Officer and a director of Insight effective January 1, 2010.  From 2004 through 2009, Mr. Lamneck served as President, the Americas, at Tech Data Corporation, a wholesale distributor of technology products, where he led operations in the United States, Canada and Latin America. From 1996 to 2003, he held various executive management positions at Arrow Electronics, including President of Arrow/Richey Electronics and President of Arrow’s Industrial Computer Products business. Mr. Lamneck is a member of the board of directors of Benchmark Electronics, Inc., a publicly-held company that provides integrated manufacturing, design and engineering services to original equipment manufacturers of computers and related products.

Joyce Mullen, President, North America Region, Age 58

Ms. Mullen joined Insight in October 2020 as our President of the North America Region.  Prior to joining Insight, Ms. Mullen spent 21 years of her career at Dell Technologies in a variety of sales, service delivery, and IT solutions roles.  Ms. Mullen also serves on the Board of The Toro Company (NYSE: TTC). She completed her undergraduate studies at Brown University in International Relations, and she holds an MBA from Harvard University.

Jeffery Shumway, Chief Information Officer, Age 62

Mr. Shumway joined Insight September 2005 as a consulting information systems analyst.  Mr. Shumway held various positions of increasing responsibility at Insight including Vice President of Application Development from August 2010 to September 2017 and Senior Vice President of Global IT Operations from October 2017 until May 2019, when he was promoted to Global Chief Information Officer.  Prior to joining Insight, Mr. Shumway held a variety of leadership positions at Belden Communications.  Prior to starting his career in the field of information technology, Mr. Shumway served as a Phoenix, Arizona Police Officer, holding many roles including Sergeant of the Computer Services Bureau.

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

INSIGHT ENTERPRISES, INC.

Item 1A.  Risk Factors

Risks Related to Our Business, Operations and Industry

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

INSIGHT ENTERPRISES, INC.

In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”).  Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses.  Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in client usage, or purchases and marketing programs.  If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers.  We continue to experience adverse partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives.  If we are unable to react timely to remediate and respond to these changes in partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations.  This is especially true in connection with the incentive programs of our largest partners: Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo. There can be no assurance that we will continue to receive such incentives in the future.

The recent novel coronavirus (“COVID-19”) global pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition.  The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains.  To date, the COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, results of operations and financial condition.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  As a result of the COVID-19 pandemic and the related responses from government authorities, our business operations, financial performance and results of operations have been, and continue to be, adversely impacted. For example, we observed a pronounced impact of COVID-19 on our 2020 financial results when compared to internal expectations and anticipate demand for our products and services may continue to be impacted going into 2021 as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and their liquidity. While we experienced a decline in hardware bookings year over year in the first half of 2020, we exited 2020 with elevated bookings going into the first quarter of 2021. In the short run we took steps to accelerate and complete our integration with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation, and travel related expenditures.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Impact of COVID-19 to our Business” for additional information.

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

•interruptions, availability or delays in global shipping to transport our products;

•a slowdown or stoppage in the supply chain for our products;

•

limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

•the ability of our clients to pay for our products, services and solutions;

•	the willingness of clients in the travel, hospitality, retail and other industries significantly impacted by the pandemic to continue with current and expected projects;
•	a fluctuation in foreign currency exchange rates or interest rates, which could result from market uncertainties;
•	an increase in the cost or the difficulty to obtain debt or equity financing, which could affect our financial condition or our ability to fund operations or future investment opportunities;

•changes to the carrying value of our goodwill and intangible assets; and

•

an increase in regulatory restrictions or continued market volatility, which could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.

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

The potential effects of the COVID-19 pandemic may also impact our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operation, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

General economic conditions, including unfavorable economic conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services.  Weak economic conditions generally or any broad-based reduction in IT spending, including as a result of the COVID-19 pandemic, adversely affects our business, operating results and financial condition.  A prolonged slowdown in the global economy or similar crisis, or in a particular region or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services).  Such events could have a material adverse effect on our business, financial condition and results of operations.  Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations.  A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.

Our sales to public sector clients are also impacted by government spending policies, government shutdowns, budget priorities and revenue levels.  An adverse change in government spending policies (including budget cuts at the federal, state and local level), budget priorities or revenue levels could cause our public sector clients to reduce their purchases or to terminate or not renew their contracts with us.  These possible actions or the adoption of new or modified procurement regulations or practices could have a material adverse effect our business, financial position and results of operations.

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

We are exposed to accounts receivable risks.  We extend credit to our clients for a significant portion of our net sales, typically on 30-day payment terms.  We are subject to the risk that our clients may not pay for the products they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or uncertainty or, in the case of public sector clients, during periods of budget constraints.

We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers.  We generally ship hardware products to our clients by FedEx, United Parcel Service and other commercial delivery services and invoice clients for delivery charges.  If we are unable to pass on to our clients future increases in the cost of commercial delivery services, our profitability could be adversely impacted.  Additionally, strikes, inclement weather, natural disasters or other service interruptions, including as a result of the COVID-19 pandemic, sustained by such shippers could adversely impact our ability to deliver products on a timely basis.  Such events could have a material adverse effect on our business, financial condition and results of operations.

There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations.  Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, the Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC.  In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships.  In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global

INSIGHT ENTERPRISES, INC.

businesses, as well as the risks generally associated with conducting business internationally.  The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

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
•

natural disasters, terrorism, civil unrest, public health concerns (including health epidemics or outbreaks of communicable diseases such as the COVID-19 pandemic) and other geopolitical uncertainties.

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

A natural disaster or other adverse occurrence at one of our primary facilities or client data centers could damage our business.  We have warehouse and distribution facilities in the United States and Canada and in the United Kingdom and Germany.  If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged, or negatively impacted, by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our clients.  However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our clients and would cause us to incur incremental operating costs.  In addition, we operate client data centers and numerous sales offices which may contain both business-critical data and confidential information of our clients.  A natural disaster or other adverse occurrence at any of the client data centers or at any of our major sales offices, including any closures or restrictions on operations as a result of the COVID-19 pandemic, could negatively impact our business, results of operations or cash flows.

Risks Related to Our Technology, Data and Intellectual Property

Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses.  We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients.  Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which impacts our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings.  If our current technology is

INSIGHT ENTERPRISES, INC.

determined to have a shorter economic life or the value of our current system is impaired, or necessary improvements to our technology are significantly delayed, we could incur additional expense and/or charges.  The continuing development of our IT systems is crucial for our success.  Accordingly, some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. In addition, we plan to migrate our EMEA operations to the same IT system used in North America and APAC.  There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties.  In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

Cyberattacks, data incidents and breaches in the security (i) of our information systems and networks, (ii) of the products we sell and services we provide, and (iii) of the electronic and confidential information in our possession could materially adversely impact our financial condition, results of operations, reputation, and relationships with clients, partners, vendors, and teammates.  We are dependent upon automated information technology processes.  Privacy, security, and compliance concerns have continued to increase as technology has evolved to facilitate commerce and as cross-border commerce increases.  As part of our normal business activities, we collect and store or have access to certain proprietary confidential, and personal information, including information about teammates and information about partners, vendors, and clients which may be entitled to protection under a number of regulatory regimes.  In the course of normal and customary business practice, we may share some of this information with vendors and partners who assist us with certain aspects of our business.  Moreover, the success of our operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  The protection and security of our network systems, our clients’ systems, applications, and platforms to which we have access, and our own information, as well as information relating to our clients, partners, vendors, and teammates, is vitally important to us as the compromise, loss, theft, misuse, or unauthorized access to such networks or information could lead to significant reputational or competitive harm, result in litigation involving us or our business partners, expose us to regulatory proceedings, and cause us to incur substantial liability or expenses.

The frequency, intensity, and sophistication of cyberattacks and data security incidents has significantly increased in recent years and is constant.  As with many other businesses, we are continually subject to cyber-attacks and the risk of data security incidents.  Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our networks systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyber-attack or data security incident.  We have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents.  Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.  As newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.

Although we take the security of our network systems and information seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks.  Any failure on the part of us or our vendors to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’

INSIGHT ENTERPRISES, INC.

confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.

Cyberthreats are constantly evolving, increasing the difficulty of detecting and successfully defending against them.  Malicious individuals, organizations, and nation-state threat actors may attempt to penetrate or compromise our network systems, the products we sell, or services we provide in order to access, acquire, misappropriate, disclose, alter, or otherwise compromise our teammates’, clients’, and partners’ proprietary, confidential, technical business, and/or personal information in our possession or to which we have access, create system disruptions, cause system or operations shutdowns or perpetrate secondary attacks against our clients, partners, and teammates.  Such individuals or organizations also may develop or deploy viruses, worms, ransomware or otherwise exploit security vulnerabilities of our systems or our product offerings, or attempt to fraudulently induce our employees, clients or others to disclose passwords or other sensitive information or unwittingly provide access to our systems, data, or client environments.  Cyberthreats, cyberattacks, data security incidents, data breaches, malware and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error could disrupt the security of our systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, resulting in the unauthorized access to, acquisition, misappropriation, disclosure, alteration, or compromise of confidential, proprietary or technical business information or personal information and thereby could harm our reputation, client relationships, business, and competitive position.

Like many other businesses, we have been, are, and expect to continue to be, subject to cyberattacks, and data security incidents.  Additionally, some of the hardware and software products we resell could have defects, viruses, vulnerabilities, or otherwise be the subject of cyberattacks, data security events, or data breaches.  We would consider the consequences of such attacks to be the responsibility of the respective manufacturers and publishers of such products, however, if such circumstances were to arise, we may be required to notify clients, regulators and individuals and thereby could be subject to litigation, regulatory inquiry, loss of business, and reputational harm.

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims.  To protect our intellectual property, we rely on copyright, trademark and trade secret laws, unpatented proprietary know-how, and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements.  There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights.  The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business, financial condition and results of operations.  In addition, our registered trademarks and trade names are subject to challenge by third parties.  This may impact our ability to continue using those marks and names.  Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of on-line business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software, and non-practicing entities continue to invest in acquiring patent portfolios for the purpose of turning the portfolios into income-generating assets, whether through licensing campaigns or litigation.  If there is a determination that we have infringed the proprietary rights of others, we could incur substantial monetary liability, be forced to stop selling infringing products or providing infringing services, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could force us to change our business practices or hardware, software or services offerings in the future.  These types of claims and challenges could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulatory and Legal Matters

We are exposed to risks from legal proceedings and client audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows.  We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation.  Because of our significant sales to governmental entities, we also are subject to audits by

INSIGHT ENTERPRISES, INC.

federal, state, international, national, provincial and local authorities in the ordinary course of our business.  We also are subject to and currently engage in audits by various vendor partners and large clients, including government agencies, relating to purchases and sales under various contracts.  In addition, we are subject to indemnification claims under various contracts.  Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome.  Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, including data privacy restrictions such as the GDPR or the California Consumer Privacy Act (“CCPA”), data breach notification laws, and certain data security regulations, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against teammates, contractors, or agents violating such laws and regulations or our policies and procedures.

The failure to comply with the terms and conditions of our commercial and public sector contracts could result in, among other things, damages, fines or other liabilities.  Sales to commercial clients are based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction by transaction basis.  Sales to public sector clients are derived from sales to federal, state and local governmental departments and agencies, as well as to educational institutions, through open market sales and various contracts and programs.  Noncompliance with contract terms, or stated terms and conditions on our website, particularly to highly regulated public sector clients, or with government procurement regulations and other requirements could result in fines or penalties against us or termination of contracts, and, in the public sector, could also result in civil, criminal, and administrative liability.  With respect to our public sector clients, the government’s remedies may include suspension or debarment.  In addition, almost all of our contracts have default provisions, and substantially all of our contracts in the public sector are terminable at any time for convenience of the contracting agency.

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
•

changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but is not limited to U.S. federal and state regulations or interpretations resulting from the Tax Cuts and Jobs Act of 2017;

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

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which could have important consequences to our business.  We have a substantial amount of indebtedness.  As of December 31, 2020, we had $438.7 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $356.9 million of obligations outstanding

INSIGHT ENTERPRISES, INC.

under our inventory financing agreements.  We also have the ability to borrow an additional $1.1 billion under our senior secured credit facility.  Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:

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

INSIGHT ENTERPRISES, INC.

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

The Company may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. The Company has outstanding debt with variable interest rates based on LIBOR, and it is anticipated that LIBOR will be discontinued as of the year ending 2021, if no extensions are authorized. The expected discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could have an impact on and risk to the Company if not completed in a timely manner. The Company’s current material loan documents include an alternative benchmark interest rate.  At this time, however, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates in the future. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. In addition, any changes to benchmark rates in the future may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

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

General Risk Factors

Our future operating results may fluctuate significantly.  Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions, some of which have been affected by the COVID-19 pandemic.  As a result of significant price competition and our higher concentration of large enterprise clients, our gross margins are low, and we expect them to continue to be low in the future.  Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins.  These low gross margins magnify the impact of variations in revenue and operating costs on our operating results.  In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding, and a portion of our operating expenses are relatively fixed.  Therefore, we may not be able to reduce spending quickly enough to compensate for

INSIGHT ENTERPRISES, INC.

any unexpected net sales shortfall, and we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future.  If we cannot proportionately decrease our cost structure, our business, financial condition and results of operations could suffer.  In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.

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

The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product offerings and client base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse client reactions.  In addition, integration of an acquired business, such as PCM, involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key teammates and/or clients, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition.  The continued integration activities of the acquired businesses into our business is difficult and time consuming, particularly with the integration of a company the size of PCM, and we may be unable to achieve expected synergies and operating efficiencies over the long term.  We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 2.  Properties

Our principal executive offices are located in Tempe, Arizona.  At December 31, 2020, we owned or leased approximately 2.4 million square feet of office and warehouse space, and, while approximately 78% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 10 countries in EMEA and we lease office facilities in 10 countries in APAC.  We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.  Information about significant sales, distribution, services and administration facilities in use as of December 31, 2020 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration and Network Operations Center	Own
	Tempe, Arizona, USA	Client Support Center	Own
	El Segundo, California, USA	Sales, Services and Administration	Lease
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Lewis Center, Ohio, USA	Services, Distribution and Administration	Own
	Worthington, Ohio, USA	Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Garching, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease

In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC and during the fourth quarter of 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global headquarters.  For additional information on property and equipment and operating leases, see Notes 4 and 9 to the Consolidated Financial Statements in Part II, Item 8 of this report.  For additional information on the subsequent event regarding the sale of our Tempe, Arizona properties see Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market.  As of February 12, 2021, we had 35,103,074 shares of common stock outstanding held by 46 stockholders of record.  This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains restrictions on the payment of cash dividends.

Issuer Purchases of Equity Securities

We did not repurchase shares of our common stock during the quarter ended December 31, 2020.

See further information on our share repurchase programs in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.

Stock Price Performance Graph

Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index).  The graph assumes that $100 was invested on December 31, 2015 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested.  We have not, since our inception, paid any cash dividends on our common stock.  Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2015	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$161.00	$152.00	$162.00	$280.00	$303.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	113.00	137.00	130.00	170.00	206.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	115.00	166.00	155.00	285.00	505.00

INSIGHT ENTERPRISES, INC.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto in Part II, Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.  The selected consolidated financial data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” as of and for each of the years in the five-year period ended December 31, 2020 is derived from our audited consolidated financial statements.  The consolidated financial statements as of December 31, 2020 and 2019, and for each of the years in the three-year period ended December 31, 2020, which have been audited by KPMG LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data (1)(2)(3)
Net sales	$8,340,579	$7,731,190	$7,080,136	$6,703,623	$5,485,515
Costs of goods sold	7,040,637	6,593,092	6,086,418	5,785,053	4,742,413
Gross profit	1,299,942	1,138,098	993,718	918,570	743,102
Operating expenses:
Selling and administrative expenses	1,013,765	880,737	756,529	723,328	585,243
Severance and restructuring expenses	12,394	5,425	3,424	9,002	4,580
Loss on sale of foreign entity	—	—	—	3,646	—
Acquisition-related expenses	2,208	11,342	282	3,329	4,447
Earnings from operations	271,575	240,594	233,483	179,265	148,832
Non-operating (income) expense:
Interest expense, net	41,594	28,478	21,737	17,965	7,562
Other expense (income)	1,529	400	(156)	2,202	1,812
Earnings before income taxes	228,452	211,716	211,902	159,098	139,458
Income tax expense	55,812	52,309	48,225	68,415	54,768
Net earnings	$172,640	$159,407	$163,677	$90,683	$84,690
Net earnings per share:
Basic	$4.92	$4.49	$4.60	$2.54	$2.35
Diluted	$4.87	$4.43	$4.55	$2.50	$2.32
Shares used in per share calculations:
Basic	35,117	35,538	35,586	35,741	36,102
Diluted	35,444	35,959	36,009	36,207	36,438

INSIGHT ENTERPRISES, INC.

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data
Working capital	$948,986	$1,164,504	$801,915	$804,369	$544,943
Total assets	4,310,732	4,178,179	2,775,947	2,685,651	2,219,300
Short-term debt, including finance leases and other financing obligations (4)	1,105	1,691	1,395	16,592	480
Long-term debt, including finance leases and other financing obligations (4)	437,581	857,673	195,525	296,576	40,251
Stockholders’ equity	1,342,429	1,160,318	986,989	843,469	713,443
Cash dividends declared per common share	—	—	—	—	—

(1)  Our consolidated statements of operations data includes results of the following acquisitions from their respective dates of acquisition: vNext from February 28, 2020, PCM from August 30, 2019, Cardinal from August 1, 2018, Caase.com from September 26, 2017, Datalink from January 6, 2017, Ignia from September 1, 2016 and BlueMetal from October 1, 2015.

(2)  Our consolidated statement of operations for 2020, 2019 and 2018 includes the impact of adopting ASU No. 2014-09, “Revenue from Contracts with Customers,” which created FASB Topic 606 (“Topic 606”).

(3)  Our consolidated statements of operations for 2017 through 2020 include the impact of U.S federal tax reform that was enacted in December 2017 as part of the U.S Tax Cuts and Jobs Act.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(4)  Excludes obligations under our inventory financing facilities of $356.9 million, $253.7 million, $304.1 million, $319.5 million and $154.9 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.  We do not include these obligations in total debt because we have not in the past incurred, and in the future do not expect to incur, any interest payments due under these facilities.  These amounts are classified separately as accounts payable-inventory financing facilities on our consolidated balance sheets.  See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Overview

Today, every business is a technology business.  We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of information technology (“IT”) in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce solutions, together with our supply chain optimization expertise, we help clients innovate and optimize their operations to run smarter.  Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Full year 2020 financial and operational highlights included the following:

•	We generated growth in earnings from operations on a consolidated basis in each of our reporting segments.
•	We grew our services net sales by 17% on a consolidated basis with growth in each of our reporting segments.
•	We generated cash flows from operations of $355.6 million.
•

The Company completed the integration of the PCM business, including onboarding PCM clients to its systems.  The Company has aligned its go-to-market structure in North America and EMEA and believes it is well positioned to compete as a single brand in the marketplace.  The Company also began to realize some benefits of its real estate consolidation efforts.

On a consolidated basis, for the year ended December 31, 2020:

•	Net sales of $8.3 billion increased 8% compared to 2019.
•	Gross profit of $1.3 billion increased 14% compared to 2019, also up 14% year over year excluding the effects of fluctuating foreign currency exchange rates.
•	Consolidated gross margin improved approximately 90 basis points to 15.6% of net sales in 2020. This increase reflects growth in services net sales.
•	Earnings from operations increased to $271.6 million in 2020, up 13% compared to the prior year, which represented 3.3% of net sales.
•	Our effective tax rate in 2020 was 24.4%, which compares to our effective tax rate of 24.7% in 2019.
•	Net earnings and diluted net earnings per share were $172.6 million and $4.87, respectively, in 2020. In 2019, we reported net earnings of $159.4 million and diluted net earnings per share of $4.43.

The results of operations for 2020 include the following items:

•	the results of the acquisition of PCM for the full year in 2020;
•	the results of the acquisition of vNext, effective February 28, 2020;
•	transaction costs totaling $2.2 million and $1.6 million net of tax, associated with the acquisition of PCM and vNext, respectively;
•	severance and restructuring expenses of $12.4 million, $9.3 million net of tax;
•	the repurchase of approximately 445,000 shares of the Company’s common stock for an aggregate of $25.0 million.

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

Impact of COVID-19 to our Business

On March 11, 2020, the World Health Organization declared a new strain of the coronavirus (“COVID-19”) a pandemic.  Throughout the pandemic, we have prioritized the safety and well-being of our teammates and have ensured that they feel supported during these uncertain times.  When COVID-19 forced the closure of most of Insight’s workplaces in March 2020, we quickly enabled remote work for roughly 10,000 teammates.  In an effort to protect the health and safety of our teammates, we took proactive action to adopt social distancing policies at our locations globally, limiting the number of teammates attending in-person meetings, reducing the number of people in our locations at any one time, and suspending most teammate travel. At various points throughout 2020, governments around the world also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.  While government actions have changed in certain countries, the measures taken by the Company to prioritize the safety and well-being of our teammates were in place for most of 2020 and remain in place to date.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.  We observed a pronounced impact of COVID-19 on our 2020 financial results when compared to internal expectations and anticipate demand for our products and services may continue to be impacted going into 2021 as clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and their liquidity. Although we exited 2020 with slightly elevated bookings going into the first quarter of 2021, continued impacts of COVID-19 and supply challenges could diminish the effect this has on our financial results.

In the short run, we took steps to accelerate and complete our integration with PCM and to reduce discretionary operating expenditures, such as certain teammate benefits and variable compensation and travel related expenditures.  We have also utilized various partner and government incentives available to us temporarily to help offset some of these business impacts.  In the second half of 2020, we invested in our sales force, adding key technical talent across our solution areas and additional sales coverage to our geographic footprint.  We plan to continue to invest in this area so that we are positioned well to compete in the marketplace in 2021, when we expect the IT market will start to recover.

We paid down most of our debt under our ABL facility during the year and believe we have a strong balance sheet and healthy liquidity position. The Company had current capacity of up to $1.2 billion under our senior secured revolving credit facility (the “ABL facility”), of which $1.1 billion was available as of December 31, 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions resume.

We will continue to actively monitor the COVID-19 situation and will take further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners. It is not clear what the effects of any such potential alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for 2021.

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

During 2020, we generated $355.6 million of cash from operating activities and primarily utilized cash to repay our debt.  We repaid $431.4 million under our senior secured revolving credit facility (the “ABL facility”).  We ended the year with $128.3 million of cash and cash equivalents and $436.4 million of debt outstanding under our long-term debt facilities.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

      The COVID-19 pandemic has negatively impacted the global economy and has disrupted global supply chains and workforce participation.  We observed an impact on our 2020 financial results and believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Costs of goods sold	84.4	85.3	86.0
Gross profit	15.6	14.7	14.0
Operating expenses:
Selling and administrative expenses	12.1	11.4	10.6
Severance and restructuring expenses, loss on sale of foreign entity and acquisition-related expenses	0.2	0.2	0.1
Earnings from operations	3.3	3.1	3.3
Non-operating expense, net	0.5	0.4	0.3
Earnings before income taxes	2.8	2.7	3.0
Income tax expense	0.7	0.6	0.7
Net earnings	2.1%	2.1%	2.3%

Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and the related product or services sales being incentivized by the partner.  These changes could impact our results of operations to the extent we are unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.

2020 Compared to 2019

Net Sales.  Net sales increased 8%, or $609 million, in 2020 compared to 2019.  Net sales of products (hardware and software) increased 7% and net sales of services increased 17% in 2020 compared to 2019.  Our net sales by operating segment for 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	% Change
North America	$6,615,032	$6,024,305	10%
EMEA	1,555,225	1,526,644	2%
APAC	170,322	180,241	(6%)
Consolidated	$8,340,579	$7,731,190	8%

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

  Our net sales by offering category for North America for 2020 and 2019, were as follows (dollars in thousands):

	North America
Sales Mix	2020	2019	% Change
Hardware	$4,418,295	$3,957,507	12%
Software	1,260,757	1,269,983	(1%)
Services	935,980	796,815	17%
	$6,615,032	$6,024,305	10%

Net sales in North America increased 10%, or $590.7 million, in 2020 compared to 2019.  This increase reflects the inclusion of PCM for the full year in 2020, partially offset by a decline in net sales as a result of the negative impacts of COVID-19 on demand for hardware.  Net sales of hardware and services increased 12% and 17%, respectively, year over year with net sales of software declining 1%, year to year.  The net changes year over year were primarily the result of the following:

•

PCM largely accounted for the higher volume of hardware net sales in 2020 compared to 2019, reflecting a full year of net sales in 2020 compared to only four months in 2019.  This was partially offset by lower volume of hardware net sales due to the impacts of COVID-19 on client demand and certain supply challenges.

•

The increase in services net sales was primarily due to higher volume of sales of Insight delivered services, reflecting the addition of PCM and the continued trend toward higher sales of cloud solution offerings. Increases in software maintenance, warranty and supplier reimbursements that are recorded on a net sales recognition basis within services net sales also contributed to the increase.

•	The decrease in software net sales was primarily due to the migration towards cloud solution offerings.

Our net sales by offering category for EMEA for 2020 and 2019, were as follows (dollars in thousands):

	EMEA
Sales Mix	2020	2019	% Change
Hardware	$617,825	$622,949	(1%)
Software	760,562	753,729	1%
Services	176,838	149,966	18%
	$1,555,225	$1,526,644	2%

Net sales in EMEA increased 2% (increased 1% excluding the effects of fluctuating foreign currency exchange rates), or up $28.6 million, in 2020 compared to 2019.  Net sales of services and software were up 18% and 1%, respectively, year over year, while net sales of hardware declined 1%, year to year.  The net changes were primarily the result of the following:

•

Higher volume of net sales of cloud solution offerings and increased software referral fees that are recorded on a net sales recognition basis.  In addition, there was an increase in the volume of Insight delivered services.

•

Higher volume of software net sales to public sector clients, partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.

•

Lower volume of net sales of storage hardware, reflecting lower volume of net sales to large enterprise clients.  This was partially offset by increases in net sales of devices, including higher net sales to public sector clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Our net sales by offering category for APAC for 2020 and 2019, were as follows (dollars in thousands):

	APAC
Sales Mix	2020	2019	% Change
Hardware	$31,953	$34,965	(9%)
Software	82,763	92,988	(11%)
Services	55,606	52,288	6%
	$170,322	$180,241	(6%)

Net sales in APAC decreased 6% (decreased 4% excluding the effects of fluctuating foreign currency rates), or $9.9 million, in 2020 compared to 2019.  In APAC, decreases in software and hardware net sales of 11% and 9%, year to year, respectively were partially offset by an increase in services net sales of 6% during 2020 compared to 2019.  The net changes were primarily the result of the following:

•

Lower volume of software net sales primarily due to the loss of a significant public sector client in 2020 and lower volume sales to large enterprise clients. The continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category also contributed to the decline in this sales category.

•	Lower volume of hardware net sales primarily as a result of decreased demand associated with client responses to COVID-19.
•

Higher volume of net sales of cloud solution offerings and software referral fees that are recorded on a net sales recognition basis positively impacted services net sales.  Additionally, there were contributions from Insight delivered services from increased net sales of our digital innovation solutions offering.

Net sales by category for North America, EMEA and APAC were as follows for 2020 and 2019:

	North America		EMEA		APAC
Sales Mix	2020	2019	2020	2019	2020	2019
Hardware	67%	66%	40%	41%	19%	19%
Software	19%	21%	49%	49%	48%	52%
Services	14%	13%	11%	10%	33%	29%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 14%, or $161.8 million, in 2020 compared to 2019, with gross margin increasing approximately 90 basis points to 15.6% of net sales.  Our gross profit and gross profit as a percent of net sales by operating segment for 2020 and 2019 were as follows (dollars in thousands):

	2020	% of Net Sales	2019	% of Net Sales
North America	$1,021,388	15.4%	$871,114	14.5%
EMEA	236,046	15.2%	227,083	14.9%
APAC	42,508	25.0%	39,901	22.1%
Consolidated	$1,299,942	15.6%	$1,138,098	14.7%

North America’s gross profit in 2020 increased 17% compared to 2019, and as a percentage of net sales, gross margin increased by approximately 90 basis points year over year.  The year over year net increase in gross margin was primarily attributable to the following:

•	A net increase in product margin, which includes partner funding and freight, of 34 basis points year over year. This increase was primarily due to improvements in hardware product margin.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

Services margin improvement year over year of 64 basis points was generated from increased cloud solution offerings and an increase in Insight delivered services at higher margins than in the prior year.

EMEA’s gross profit in 2020 increased 4% (increased 3% excluding the effects of fluctuating foreign currency exchange rates), compared to 2019.  As a percentage of net sales, gross margin increased by approximately 30 basis points year over year.  APAC’s gross profit in 2020 increased 7% (increased 8% excluding the effects of fluctuating foreign currency exchange rates), compared to 2019, with gross margin increasing to 25.0% in 2020 from 22.1% in 2019.  The improvement in gross margin for both EMEA and APAC in 2020 compared to 2019 was due primarily to changes in sales mix to higher margin products and services.

While we expanded gross margins in 2020 compared to 2019, we expect that in future periods our gross margin expansion will be muted as our product mix returns to previous levels, including a higher mix of hardware sales with our large enterprise clients which typically carry lower margins.

Operating Expenses.

Selling and Administrative Expenses.  Selling and administrative expenses increased $133.0 million in 2020 compared to 2019.  Our selling and administrative expenses by major expense type for 2020 and 2019 were as follows (dollars in thousands):

	2020	2019	Change
Personnel costs, including teammate benefits	$782,913	$684,837	$98,076
Depreciation and amortization	63,061	46,209	16,852
Facility expenses	38,194	30,945	7,249
Legal and professional fees	27,476	16,839	10,637
Travel and entertainment	11,614	28,402	(16,788)
Marketing	10,480	11,597	(1,117)
Other	80,027	61,908	18,119
Total	$1,013,765	$880,737	$133,028

Percentage of net sales	12.2%	11.4%

Selling and administrative expenses increased approximately 80 basis points as a percentage of net sales in 2020 compared to 2019.  The increase in expenses reflects the addition of PCM to our North America and EMEA segments, effective August 30, 2019.  The addition of PCM and increased variable compensation resulting from increased sales and gross profit in 2020 compared to 2019 were the primary drivers for the $98.1 million increase in personnel costs. Depreciation and amortization expense also increased approximately $16.9 million year over year, primarily due to additional amortization expense on our newly acquired intangible assets.    PCM was also the primary driver for year over year increases in other and facility expenses.  Legal and professional fees increased as a result of one-time project costs incurred in 2020 with no comparable activity in 2019.  These increased costs were partially offset by decreases in travel and entertainment and marketing costs reflecting cost control measures taken in response to COVID-19.

Severance and Restructuring Expenses.  During 2020, we recorded severance expense, net of adjustments, totaling $12.4 million.  The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities for North America and EMEA, and to the acquisition of PCM.  During 2019, we recorded severance expense, net of adjustments, totaling $5.4 million.

Acquisition-related Expenses.  During 2020 and 2019, we incurred $2.2 million and $11.3 million, respectively, in direct third-party costs related to the acquisitions of PCM and vNext.  See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of acquisitions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 13%, or $31.0 million, year over year, in 2020 compared 2019.  Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the year ended December 31, 2020 and 2019 (dollars in thousands):

	2020	% of Net Sales	2019	% of Net Sales
North America	$219,198	3.3%	$190,452	3.2%
EMEA	40,368	2.6%	39,792	2.6%
APAC	12,009	7.1%	10,350	5.7%
Consolidated	$271,575	3.3%	$240,594	3.1%

North America’s earnings from operations increased 15%, or $28.7 million, year over year, in 2020 compared to 2019.  As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 3.3%.  The increase in earnings from operations was primarily driven by an increase in gross profit in excess of increases in selling and administrative expenses and severance and restructuring expenses.  Acquisition and restructuring expenses also decreased $9.3 million in 2020 compared to 2019.

EMEA’s earnings from operations increased 1%, or $576,000, year over year, in 2020 compared to 2019.  As a percentage of net sales, earnings from operations remained flat with the prior year at 2.6%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by the increase in selling and administrative expenses and severance and restructuring expenses in 2020 compared to 2019.

APAC’s earnings from operations increased 16% (increased 18% excluding the effects of fluctuating foreign currency exchange rates), or $1.7 million, year over year, in 2020 compared to 2019.  As a percentage of net sales, earnings from operations increased by more than 100 basis points to 7.1%.  The increase in earnings from operations reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses in 2020 compared to 2019.

Non-Operating (Income) Expense.

Interest Expense, net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our convertible notes and inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense increased 46%, or $13.1 million, in 2020 compared to 2019 due primarily to imputed interest under our convertible senior notes, higher average daily balances under our ABL facility and convertible senior notes in comparison to our facilities in the prior year and higher imputed interest on our inventory financing facilities.  Imputed interest under our convertible senior notes, which were issued in August 2019, was $10.2 million in 2020 compared to $3.7 million in 2019.  The higher average daily balances under our ABL facility and convertible senior notes in comparison to our facilities in the prior year were largely the result of the PCM acquisition and were substantially paid down in the later part of 2020.  Imputed interest under our inventory financing facilities increased $2.3 million due to higher average daily balances in 2020 compared to 2019.  The increases were a result of expanded use of the facilities, including the addition of PCM, in part as a result of extended payment terms during 2020.  For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Income Tax Expense.  Our effective tax rate for 2020 was 24.4% compared to 24.7% in 2019.  The decrease in the tax rate from 2019 to 2020 was primarily due to the remeasurement of certain state deferred tax liabilities as well as acquired net operating losses to be carried back to higher tax rate years under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), partially offset by reduced research and development tax credit benefits.  The effective tax rate in 2020 was higher than the federal statutory rate of 21.0% primarily due to state income taxes, net of federal income tax benefits, higher taxes on earnings in foreign jurisdictions and non-deductible compensation.  These increases to the federal statutory rate in 2020 were offset partially by the recognition of tax benefits, net of reserves, related to research and development activities and the remeasurement of acquired net operating losses to be carried back to higher tax rate years under the CARES Act.  See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

2019 Compared to 2018

For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 21, 2020.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Net cash provided by operating activities	$355,582	$127,876	$292,647
Net cash provided by (used in) investing activities	9,706	(733,373)	(91,710)
Net cash (used in) provided by financing activities	(361,791)	577,587	(159,028)
Foreign currency exchange effect on cash and cash equivalent and restricted cash balances	10,788	(86)	(5,061)
Increase (decrease) in cash and cash equivalents and restricted cash	14,285	(27,996)	36,848
Cash and cash equivalents and restricted cash at beginning of year	116,297	144,293	107,445
Cash and cash equivalents and restricted cash at end of year	$130,582	$116,297	$144,293

Cash and Cash Flow

•	Our primary uses of cash during 2020 were to pay down our debt balances.
•	Operating activities generated $355.6 million in cash in 2020.
•	We acquired vNext in February 2020 for $6.4 million and received proceeds from the sale of properties held for sale of $40.3 million in 2020.
•	We had net borrowings under our inventory financing facilities of $103.3 million in 2020 compared to net repayments of $50.5 million in 2019.
•

Net repayments under our ABL facility were $431.4 million in 2020.  Net borrowings under our ABL facility and our prior senior revolving credit facility and ABS facility combined were $356.0 million in 2019.

•	Capital expenditures were $24.2 million in 2020, a significant decrease from 2019, which included our purchase of real estate for future use as our global corporate headquarters.
•	During 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020, compared to $27.9 million repurchased during 2019.

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

•

Cash flow from operating activities in 2020 was $355.6 million, a significant increase in cash generation compared to 2019.  The increase in cash flow from operating activities was primarily driven by an increase in accounts payable compared to prior year.

•

The significant changes in both other assets and accrued expenses and other liabilities for 2019 compared to 2020 resulted from a single significant transaction in 2019 with no comparable activity in the current year.

Our consolidated cash flow operating metrics for the quarters ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	108	100	102
Days inventory outstanding (“DIOs”) (b)	8	10	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(86)	(72)	(79)
Cash conversion cycle (days) (d)	30	38	33

(a)	Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
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

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 30 days in the quarter ended December 31, 2020, compared to 38 days in the fourth quarter of 2019.
•	The decrease resulted from the net effect of an eight day increase in DSOs offset by a two day decrease in DIOs and a fourteen day increase in DPOs.
•	Excluding the impact of netting on DSOs and DPOs, the changes in our cash conversion cycle year over year were primarily the result of:
•	the benefit to DPOs of expanded use of our inventory financing facilities, including the effect of recently negotiated extended payment terms;
•	the benefit to DIOs of tight discipline around investments in inventory; and
•	the benefit to DSOs of improved aging performance of our accounts receivable as we deployed Insight’s collection practices to the PCM business.
•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.

•	We intend to use cash generated in 2021 in excess of working capital needs, given current market conditions, to pay down our ABL facility and our inventory financing facilities.
•	We expect that in 2021 our cash flows from operations will normalize as our business mix returns to previous levels.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by/(used in) investing activities.

•	We acquired vNext in February 2020 for $6.4 million and received proceeds from the sale of properties held for sale of $40.3 million.
•

Capital expenditures of $24.2 million in 2020 were used primarily for technology-related upgrade projects and the integration of our prior acquisitions.  During 2020 we decided to defer the buildout of our new global corporate headquarters until early 2021.

•

We expect total capital expenditures in 2021 to be in the range of $75.0 to $85.0 million, of which approximately $60.0 million will be used to ready our global corporate headquarters, and the remaining amount will be used primarily for technology-related upgrade projects.

Net cash provided by/(used in) financing activities.

•	During 2020, we had net repayments on our long-term debt under our ABL facility of $431.4 million and had net borrowings under our inventory financing facilities of $103.3 million.
•	In 2020, we also funded $25.0 million of repurchases of our common stock, compared to $27.9 million purchased during 2019.
•

During 2019, we had net combined borrowing on our long-term debt under our revolving credit facility, our Term Loan A and ABS facility of $356.0 million and had net repayments under our inventory financing facility of $50.5 million.

•	During 2019 we issued convertible senior notes with an aggregate principal value of $350.0 million, receiving proceeds upon issuance of $341.3 million.
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

2019 Compared to 2018

For a comparison of our cash flows for the fiscal years ended December 31, 2019 and 2018, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 21, 2020.

Financing Facilities

As of December 31, 2020, our long-term debt balance includes $140.0 million outstanding under our $1.2 billion ABL facility.  As of December 31, 2020, the current portion of our long-term debt relates to our finance leases and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2020, no such events have occurred.
•

Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.

•	The credit agreement contains customary affirmative and negative covenants and events of default.
•	At December 31, 2020, we were in compliance with all such covenants.
•

While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement.  As of December 31, 2020, eligible accounts receivables and inventory were sufficient to permit access to the full $1.2 billion under the ABL facility.

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

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States.  As a result of U.S. tax reform enacted in December 2017, all undistributed foreign earnings as of December 31, 2017 were deemed distributed and we provided for U.S. income and withholding taxes on those earnings.  For years subsequent to 2017, we continue to assert indefinite reinvestment of foreign earnings for certain of our foreign subsidiaries.  As of December 31, 2020, we had approximately $112.4 million in cash and cash equivalents in our foreign subsidiaries, the majority of which reside in the Netherlands and Australia.  Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include guarantees and indemnifications.  These arrangements are discussed in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report.  We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

At December 31, 2020, our contractual obligations for continuing operations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt(a)	$436,419	$—	$—	$436,419	$—
Estimated interest payments(b)	19,437	4,585	9,170	5,682	—
Inventory financing facilities(c)	356,930	356,930	—	—	—
Operating lease obligations(d)	95,714	23,144	34,002	16,019	22,549
Other contractual obligations	19,448	13,751	2,287	736	2,674
Total	$927,948	$398,410	$45,459	$458,856	$25,223

(a)

Reflects the $140.0 million outstanding at December 31, 2020 under our ABL facility due in August 2024, the date at which the facility matures, as well as $296.4 million outstanding at December 31, 2020 under our senior convertible notes due in August 2025. See further discussion in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this report.

(b)	The table above includes:
I.

Estimated interest payments of $2.0 million in each of 2021 through 2023, and $1.3 million in the first eight months of 2024, based on the current debt balance at December 31, 2020 of $140.0 million under our ABL facility, multiplied by the floating interest rate applicable at December 31, 2020 of 1.40% per annum.

II.

Estimated interest payments of $2.6 million in each of 2021 through 2024, and $1.8 million in the first eight months of 2025, based on the principal debt balance at December 31, 2020 of $350.0 million under our senior convertible notes, multiplied by the stated interest rate applicable at December 31, 2020 of 0.75% per annum.

(c)

As of December 31, 2020, this amount has been included in our contractual obligations table above as being due in less than 1 year due to the 30- to 120-day stated vendor terms.  See further discussion in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

We consider the following to be our critical accounting estimates used in the preparation of our consolidated financial statements:

Sales Recognition

Description

We sell hardware and software products on both a stand-alone basis without any services and as solutions bundled with services. When we provide a combination of hardware and software products with the provision of services, we separately identify our performance obligations under our contract with the client as the distinct goods (hardware and/or software products) or services that will be provided.  For each of our product and services offerings, described in detail at Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report, the determination needs to be made as to whether we are the principal or the agent in the transaction. This determination leads to how the revenue for each offering is recognized, either gross, where we are the principal in the

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

transaction, or net, where we are the agent in the transaction.  This determination is made by assessing whether or not we control the product or service prior to delivery to the client.

Judgments and Uncertainties

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

With respect to recognition of transactions as a principal or agent, if we take control of the product or service prior to delivery to the client, then we are the principal in the transaction.  If we do not take control of the product or service prior to delivery to the client, we are the agent in the transaction.  The determination of whether we take control of products or services prior to delivery to the client is judgmental and depends upon the specific facts and circumstances for each transaction.

Effect if actual results differ from assumptions

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize net sales.  However, if actual results are not consistent with our estimates or assumptions, it could have a material effect on our reported net sales, timing of revenue recognition and our results of operations.  We have not made any material changes in accounting methodology used to recognize net sales during the past three fiscal years.

Partner Funding

Description

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs.  Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold.  Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in costs of goods sold as the related inventory is sold.  Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs.  Partner funding received pursuant to certain services delivered is recorded as services net sales.  Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold.

Judgements and Uncertainties

We make period-end estimates about the anticipated achievement levels under the various partner programs in order to accrue amounts earned and establish reserves for any uncollectible amounts.  These estimates and assumptions primarily include whether we have met key net sales targets under the various partner programs.

Effect if actual results differ from assumptions

We have not made any material changes in the methodology used to evaluate estimates of anticipated achievement levels under individual partner programs during the past three fiscal years.  We believe that we have made reasonable estimates and assumptions to calculate the achievement levels. However, if our actual results are not consistent with our assumptions it could have a material effect on our results of operations and our cash flows.

See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to partner funding.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Goodwill

Description

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

Judgements and Uncertainties

We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test.  Otherwise, the goodwill impairment test is not required.  In completing a quantitative test for a potential impairment of goodwill, we compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill.  Our reporting units are our operating segments.  Management must apply judgment in determining the reporting units and in estimating the fair value of our reporting units.  Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches.  All of these techniques include the use of estimates and assumptions that are inherently uncertain.  Changes in these estimates and assumptions could materially impact the determination of fair value or goodwill impairment, or both.  These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates.  Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.  Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units.  If the estimated fair value exceeds book value, goodwill is considered not to be impaired.  If the carrying amount of the reporting unit exceeds its fair value, then an impairment charge is recognized for the amount by which the carrying value exceeds the fair value.  To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units.

Effect if Actual Results Differ from Assumptions

We have not made any material changes in the methodology used to evaluate impairment of goodwill during the past three fiscal years.  Additionally, during the three years ended December 31, 2020, 2019 and 2018 we analyzed each of our reporting units and determined that no impairment charge was necessary.

Income Taxes

Description

We record a provision for income taxes which reflects a mix of earnings in the jurisdictions in which we operate.  Our provision for income taxes primarily reflects a combination of income earned and taxed in the various US federal and state, as well as foreign, jurisdictions. Our annual effective tax rate is based on our income, the jurisdiction(s) in which the income is earned and subjected to taxation, the tax laws in those various jurisdictions and any tax law changes which may occur, increases or decreases in permanent differences between book and tax items, and accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances.

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

We record liabilities for potentially unfavorable outcomes associated with uncertain tax positions taken on specific tax matters using a two-step process.  These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in subsequent recognition or derecognition of a tax position based on all the available information at the time.  If material adjustments are warranted, it could affect our effective tax rate.

Judgements and Uncertainties

The determination of our provision and evaluation of our tax positions requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  Changes in tax laws and rates could affect recorded assets and liabilities in the future.  Changes in projected earnings could affect the recorded valuation allowances in the future.  Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate.  Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

Effect if Actual Results Differ from Assumptions

We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances.  However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected.  An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution.  A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.

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

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue recognition

As discussed in Note 1 to the consolidated financial statements, the Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sales of a vendor’s product or service to a client.  The Company measures revenue based on the consideration received in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties. The Company offers hardware and software products, as well as services. Given the number of product and service offerings, significant judgment is exercised by the Company in recognizing revenue, including the following decisions:

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

We identified the evaluation of revenue recognition as a critical audit matter because the audit effort to evaluate the Company’s revenue recognition judgments, including those noted above, was extensive and required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process, including controls related to the timing and pattern of revenue recognition and gross versus net revenue recognition. As part of testing the Company’s internal controls, we also involved information technology (IT) professionals with specialized skills and knowledge, who assisted in testing of general IT controls over significant systems and the evaluation of system interface controls and automated controls designed to determine the existence, accuracy, and completeness of revenue. We evaluated the Company’s significant accounting policies related to its product and service offerings by reviewing the terms of certain vendor and customer contracts and comparing the policies to the revenue recognition standard. We selected a sample of revenue transactions and performed the following for each selection:

•	Obtained evidence of a contract with the customer.
•	Compared the amounts recognized and timing of revenue recognition to underlying documentation, including purchase orders, shipping documentation, and evidence of payment, if applicable.
•	Evaluated the Company’s application of their accounting policies to determine the timing and amount of revenue to be recognized.
•	Tested the presentation of revenue as gross or net by comparing the Company’s gross or net presentation to the attributes of the underlying vendor support and the Company’s accounting policy.

/s/ KPMG LLP

We have served as the Company’s auditor since 1990.

Phoenix, Arizona
February 16, 2021

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Insight Enterprises, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Insight Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes  (collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Phoenix, Arizona
February 16, 2021

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$128,313	$114,668
Accounts receivable, net	2,685,448	2,511,383
Inventories	185,650	190,833
Other current assets	177,039	231,148
Total current assets	3,176,450	3,048,032
Property and equipment, net	146,016	130,907
Goodwill	429,368	415,149
Intangible assets, net	246,915	278,584
Other assets	311,983	305,507
	$4,310,732	$4,178,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,461,312	$1,275,957
Accounts payable—inventory financing facilities	356,930	253,676
Accrued expenses and other current liabilities	408,117	352,204
Current portion of long-term debt	1,105	1,691
Total current liabilities	2,227,464	1,883,528
Long-term debt	437,581	857,673
Deferred income taxes	33,209	44,633
Other liabilities	270,049	232,027
	2,968,303	3,017,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,103 and 35,263 shares issued and outstanding, respectively	351	353
Additional paid-in capital	364,288	357,032
Retained earnings	993,245	841,097
Accumulated other comprehensive loss – foreign currency translation adjustments	(15,455)	(38,164)
Total stockholders’ equity	1,342,429	1,160,318
	$4,310,732	$4,178,179

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales:
Products	$7,172,155	$6,732,121	$6,249,938
Services	1,168,424	999,069	830,198
Total net sales	8,340,579	7,731,190	7,080,136
Costs of goods sold:
Products	6,497,001	6,125,360	5,711,400
Services	543,636	467,732	375,018
Total costs of goods sold	7,040,637	6,593,092	6,086,418
Gross profit	1,299,942	1,138,098	993,718
Operating expenses:
Selling and administrative expenses	1,013,765	880,737	756,529
Severance and restructuring expenses	12,394	5,425	3,424
Acquisition-related expenses	2,208	11,342	282
Earnings from operations	271,575	240,594	233,483
Non-operating (income) expense:
Interest expense, net	41,594	28,478	21,737
Other expense (income), net	1,529	400	(156)
Earnings before income taxes	228,452	211,716	211,902
Income tax expense	55,812	52,309	48,225
Net earnings	$172,640	$159,407	$163,677
Net earnings per share:
Basic	$4.92	$4.49	$4.60
Diluted	$4.87	$4.43	$4.55
Shares used in per share calculations:
Basic	35,117	35,538	35,586
Diluted	35,444	35,959	36,009

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net earnings	$172,640	$159,407	$163,677
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	22,710	3,489	(17,389)
Total comprehensive income	$195,350	$162,896	$146,288

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2017	35,829	$358	—	$—	$317,155	$(24,264)	$550,220	$843,469
Cumulative effect of accounting change	—	—	—	—	—	—	7,176	7,176
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	294	3	—	—	(3,233)	—	—	(3,230)
Stock-based compensation expense	—	—	—	—	15,355	—	—	15,355
Repurchase of treasury stock	—	—	(641)	(22,069)	-	—	—	(22,069)
Retirement of treasury stock	(641)	(6)	641	22,069	(5,655)	—	(16,408)	-
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,389)	—	(17,389)
Net earnings	—	—	—	—	—	—	163,677	163,677
Balances at December 31, 2018	35,482	355	—	—	323,622	(41,653)	704,665	986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	322	3	—	—	(6,575)	—	—	(6,572)
Stock-based compensation expense	—	—	—	—	16,011	—	—	16,011
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of treasury stock	—	—	(541)	(27,899)	-	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	-
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,489	—	3,489
Net earnings	—	—	—	—	—	—	159,407	159,407
Balances at December 31, 2019	35,263	353	—	—	357,032	(38,164)	841,097	1,160,318

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2019	35,263	353	—	—	357,032	(38,164)	841,097	1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	285	3	—	—	(5,967)	—	—	(5,964)
Stock-based compensation expense	—	—	—	—	17,727	—	—	17,727
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,504)	(1)	(20,492)	(2)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	22,710	—	22,710
Net earnings	—	—	—	—	—	—	172,640	172,640
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$172,640	$159,407	$163,677
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65,560	46,209	37,458
Provision for losses on accounts receivable	10,163	5,079	4,776
Non-cash stock-based compensation	17,727	16,011	15,355
Deferred income taxes	(13,246)	7,418	9,126
Amortization of debt discount and issuance costs	16,217	6,652	—
Other adjustments	6,272	4,894	3,929
Changes in assets and liabilities:
Increase in accounts receivable	(132,599)	(118,971)	(46,883)
Decrease in inventories	1,029	11,944	46,534
Decrease (increase) in other assets	7,367	(129,745)	12,424
Increase (decrease) in accounts payable	152,235	(612)	29,844
Increase in accrued expenses and other liabilities	52,217	119,590	16,407
Net cash provided by operating activities	355,582	127,876	292,647
Cash flows from investing activities:
Proceeds from sale of assets held for sale	40,295	—	—
Acquisitions, net of cash and cash equivalents acquired	(6,405)	(664,287)	(74,938)
Purchases of property and equipment	(24,184)	(69,086)	(17,251)
Proceeds from sale of foreign entity	—	—	479
Net cash provided by (used in) investing activities	9,706	(733,373)	(91,710)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	—	242,936	569,232
Repayments on senior revolving credit facility	—	(242,936)	(686,732)
Borrowings on ABL revolving credit facility, net of initial lender fees	3,030,679	1,680,515	—
Repayments on ABL revolving credit facility	(3,462,063)	(1,130,544)	—
Borrowings on accounts receivable securitization financing facility	—	2,364,500	3,357,000
Repayments on accounts receivable securitization financing facility	—	(2,558,500)	(3,188,000)
Repayments under Term Loan A	—	—	(166,250)
Net borrowing (repayments) under inventory financing facility	103,254	(50,454)	(15,338)
Proceeds from issuance of convertible senior notes	—	341,250	—
Proceeds from issuance of warrants	—	34,440	—
Purchase of note hedge related to convertible senior notes	—	(66,325)	—
Repurchases of treasury stock	(25,000)	(27,899)	(22,069)
Other payments	(8,661)	(9,396)	(6,871)
Net cash (used in) provided by financing activities	(361,791)	577,587	(159,028)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	10,788	(86)	(5,061)
Increase (decrease) in cash, cash equivalents and restricted cash	14,285	(27,996)	36,848
Cash, cash equivalents and restricted cash at beginning of year	116,297	144,293	107,445
Cash, cash equivalents and restricted cash at end of year	$130,582	$116,297	$144,293

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Operations and Summary of Significant Accounting Policies

Description of Business

We empower organizations of all sizes with Intelligent Technology SolutionsTM and services to maximize the business value of Information Technology (“IT”) in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, connected workforce solutions, together with our supply chain optimization expertise, we help clients innovate and optimize their operations to run smarter. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States ("U.S.") and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

Acquisitions

Effective February 28, 2020, we acquired vNext SAS (“vNext”), a French digital consulting services and managed services provider. The acquisition was funded using cash on hand.

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

Our results of operations include the results of vNext, PCM and Cardinal from their respective acquisition dates.  (See Note 20 for a discussion of our acquisitions).

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Included in our accounts receivable, net balance at December 31, 2020 and 2019 is $8,398,000 and $15,078,000, respectively, of accounts receivable from an unconsolidated affiliate.  References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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

Operating lease ROU assets and liabilities of $65,922,000 and $70,512,000, respectively, were recognized at commencement date based on the present value of lease payments over the lease term.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  We use the implicit rate when readily determinable.  The operating lease ROU asset includes any prepaid lease payments and additional direct costs and excludes lease incentives.  Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Sales Recognition

Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties.  The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sales of a vendor’s products or service to a client.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Product Offerings

Hardware

We recognize hardware product revenue on a gross basis at the point in time when a client takes control of the hardware, which typically occurs when title and risk of loss have passed to the client at its destination.  Our selling terms and conditions specify Free On Board (“F.O.B.”) destination contractual terms such that control is transferred from the Company at the point in time when the product is received by the client. The transaction price for hardware sales is adjusted for estimated product returns that we expect to occur under our return policy based upon historical return rates.

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

Software

We recognize revenue from software sales on a gross basis at the point in time when the client acquires the right to use or copy software under license and control transfers to the client.  For renewals, revenue is recognized upon the commencement of the software license agreement or when the renewal term begins, as applicable.

A substantial portion of the software licenses we sell are perpetual software licenses and do not require renewal or extension after their initial purchase by the client.  Such perpetual licenses are periodically subject to true-up, whereby additional perpetual licenses are sold under the client’s pre-existing master agreement.  Such true-ups are generally sold in arrears, and clients are invoiced for the additional licenses they had already been utilizing.  Since the client already possessed copies of the licensed software prior to the true-up, software revenue related to the underlying additional licenses is recognized when we agree to the true-up with our client and the partner.

For sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we record the software license on a net basis, as the agent in the arrangement.

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

Vendor Direct Support Services Contracts

Clients may purchase a vendor direct support services contract through us.  Under these contracts, our clients call the manufacturer/publisher or its designated service organization directly for both the initial technical triage and any follow-up assistance.  We act as the manufacturer/publisher’s agent in selling these support service contracts and do not assume any performance obligation to the client under the arrangements.  As a result, these sales are recorded on a net sales recognition basis similar to software maintenance agreements, as discussed above.  Because we are acting as the agent, revenue is recognized when the parties agree to the purchase of the support services contract as our agency services are then complete.

Cloud / Software-as-a-Service Offerings

Cloud or software-as-a-service (“SaaS”) subscription products provide our clients with access to software products hosted in the public cloud without the client taking possession of the software.  We act as the agent in selling these software-as-a service subscription products.  We do not take control of the software products or assume any performance obligations to the clients related to the provisioning of the offerings in the cloud.  As a result, these sales are recorded on a net sales recognition basis.  We report all fees earned from activities recognized net within our services net sales category in our consolidated statements of operations.  Because we are acting as the agent in the transaction, revenue is recognized when the parties agree to the purchase of the cloud or SaaS offerings as our agency services are then complete.  Often, these agency fees are based on end-client usage and therefore are variable throughout the term of the service contract.  Where this variable consideration is uncertain, we recognize our agency revenue to the extent that a significant reversal will not occur.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Third-party Provided Services

A majority of our third-party sub-contractor services contracts are entered into in conjunction with other services contracts under which the services are performed by Insight teammates.  We have concluded that we control all services under the contract and can direct the third-party sub-contractor to provide the requested services.  As such, we act as the principal in the transaction and record the services under a gross sales recognition basis, with the selling price being recorded in sales and our cost to the third-party service provider being recorded in costs of goods sold.  For certain third-party service contracts in which we do not control the services prior to transferring to our clients because we are not responsible for fulfillment of the services, we have concluded that we are an agent in the transaction and record revenue on a net sales recognition basis.

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

Partner Funding

We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs.  Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold.  Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold.  Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs.  Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold.  The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $85,888,000, $77,668,000 and $68,571,000 in 2020, 2019 and 2018, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of Risk

Credit Risk

Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2020.  We monitor our clients’ financial condition and do not require collateral.  No single client accounted for more than 10% of our consolidated net sales in 2020.

Partner Risk

Purchases from Microsoft and Tech Data (a distributor) accounted for approximately 21% and 11%, respectively, of our aggregate purchases in 2020.  No other partner accounted for more than 10% of purchases in 2020.  Our top five partners as a group for 2020 were Microsoft, Tech Data (a distributor), Dell, Ingram Micro (a distributor) and Cisco Systems, and approximately 56% of our total purchases during 2020 came from this group of partners.  Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

Advertising Costs

Advertising costs are expensed as they are incurred.  Advertising expense of $60,865,000, $62,913,000 and $57,448,000 was recorded in 2020, 2019 and 2018, respectively.  These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

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

A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net earnings	$172,640	$159,407	$163,677
Denominator:
Weighted-average shares used to compute basic EPS	35,117	35,538	35,586
Dilutive potential common shares due to dilutive:
RSUs, net of tax effect	327	421	423
Weighted-average shares used to compute diluted EPS	35,444	35,959	36,009
Net earnings per share:
Basic	$4.92	$4.49	$4.60
Diluted	$4.87	$4.43	$4.55

In 2020, 2019 and 2018, approximately 122,000, 42,000 and 17,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.  These share-based awards could be dilutive in the future.  In the years ended December 31, 2020 and 2019, certain potential outstanding shares from convertible senior notes and warrants were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Equity’s Own Equity”.  The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity.  The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments.  As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt.  The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method.  The guidance will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In December 2019, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, “Simplifying the Accounting for Income Taxes.”  The new standard is intended to simplify various aspects of accounting for income taxes by removing specific exceptions and amending certain requirements.  The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted.  We adopted the new standard as of January 1, 2021.  The adoption of this new standard did not have a material effect on our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)Sales Recognition

Disaggregation of Revenue

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,418,295	$617,825	$31,953	$5,068,073
Software	1,260,757	760,562	82,763	2,104,082
Services	935,980	176,838	55,606	1,168,424
	$6,615,032	$1,555,225	$170,322	$8,340,579
Major Client Groups
Large Enterprise / Corporate	$4,507,041	$1,101,557	$62,734	$5,671,332
Small and Medium-Sized Businesses	1,395,298	61,535	60,740	1,517,573
Public Sector	712,693	392,133	46,848	1,151,674
	$6,615,032	$1,555,225	$170,322	$8,340,579
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,284,948	$1,452,115	$146,770	$7,883,833
Net revenue recognition (Agent)	330,084	103,110	23,552	456,746
	$6,615,032	$1,555,225	$170,322	$8,340,579

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,957,507	$622,949	$34,965	$4,615,421
Software	1,269,983	753,729	92,988	2,116,700
Services	796,815	149,966	52,288	999,069
	$6,024,305	$1,526,644	$180,241	$7,731,190
Major Client Groups
Large Enterprise / Corporate	$4,466,384	$1,126,388	$59,786	$5,652,558
Small and Medium-Sized Businesses	960,432	76,666	65,033	1,102,131
Public Sector	597,489	323,590	55,422	976,501
	$6,024,305	$1,526,644	$180,241	$7,731,190
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,759,247	$1,432,300	$156,279	$7,347,826
Net revenue recognition (Agent)	265,058	94,344	23,962	383,364
	$6,024,305	$1,526,644	$180,241	$7,731,190

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,610,356	$653,499	$29,496	$4,293,351
Software	1,112,715	736,509	107,363	1,956,587
Services	639,910	140,233	50,055	830,198
	$5,362,981	$1,530,241	$186,914	$7,080,136
Major Client Groups
Large Enterprise / Corporate	$3,951,900	$1,134,696	$49,826	$5,136,422
Small and Medium-Sized Businesses	912,208	67,727	60,521	1,040,456
Public Sector	498,873	327,818	76,567	903,258
	$5,362,981	$1,530,241	$186,914	$7,080,136
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,143,228	$1,439,979	$164,394	$6,747,601
Net revenue recognition (Agent)	219,753	90,262	22,520	332,535
	$5,362,981	$1,530,241	$186,914	$7,080,136

Contract Balances

The following table provides information about receivables and contract liabilities as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Current receivables, which are included in “Accounts receivable, net”	$2,685,448	$2,511,383
Non-current receivables, which are included in “Other assets”	154,662	154,417
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	107,158	84,814

Significant changes in the contract liabilities balances during the year ended December 31, 2020 are as follows (in thousands):

Increase (Decrease)
Balances at December 31, 2018	$82,117
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(73,750)
Cash received in advance and not recognized as revenue	69,376
Contract liabilities assumed in an acquisition	7,071
Balances at December 31, 2019	$84,814
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(59,553)
Cash received in advance and not recognized as revenue	81,897
Balances at December 31, 2020	$107,158

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transaction price allocated to the remaining performance obligations

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 that are expected to be recognized in the future (in thousands):

Services
2021	111,295
2022	34,948
2023	14,105
2024 and thereafter	6,631
Total remaining performance obligations	$166,979

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected duration of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2020 and do not disclose information about related remaining performance obligations in the table above.  Our open time and material contracts at December 31, 2020, have an average expected duration of 21 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition as of December 31, 2020, in the table above.

(3) Assets Held for Sale

During 2020, we completed the sale of our properties in Irvine, California and El Segundo, California for approximately $14,218,000 and $26,404,000, respectively.  Our property in Santa Monica, California was reclassified as held-in-use as we reevaluate our sale options.  Our properties in Tempe, Arizona and Woodbridge, Illinois continued to be classified as held-for-sale for the remainder of 2020.  During 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global corporate headquarters.  See note 22 for additional information on the subsequent event regarding the sale of our Tempe, Arizona and Woodbridge, Illinois properties.

(4)Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Software	$159,413	$114,674
Buildings	66,842	92,092
Equipment	62,209	60,661
Furniture and fixtures	38,133	34,768
Leasehold improvements	35,665	33,668
Land	39,819	31,374
	402,081	367,237
Accumulated depreciation and amortization	(256,065)	(236,330)
Property and equipment, net	$146,016	$130,907

Depreciation and amortization expense related to property and equipment was $28,025,000, $22,538,000 and $21,721,000 in 2020, 2019 and 2018, respectively.

On November 1, 2019, we completed the purchase of real estate in Chandler, Arizona for approximately $48,000,000 that we intend to use as our global corporate headquarters.  The property contains a building and some infrastructure in place that we will complete readying for our use in 2021.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We intend to sell our current properties in Tempe, Arizona.  See note 22 for additional information on the subsequent event regarding the sale of our Tempe, Arizona and Woodbridge, Illinois properties.  In 2020, we completed the sale of our property in Irvine, California and El Segundo, California for approximately $14,218,000 and $26,404,000, respectively.

Included within the software, buildings and land values presented above are assets in the process of being readied for use in the amounts of approximately $5,650,000, $29,427,000 and $11,700,000, respectively.  Depreciation on these assets will commence, as appropriate, when they are ready for use and placed in service.

(5)Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2020 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$479,690	$155,188	$20,797	$655,675
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2019	240,550	7,910	—	248,460
Foreign currency translation adjustment	—	(87)	(65)	(152)
Balance at December 31, 2019	$396,818	$11,572	$6,759	$415,149
Goodwill acquired during 2020	—	4,865	—	4,865
Measurement period adjustments during 2020	5,711	(677)	—	5,034
Foreign currency translation adjustment	947	2,767	606	4,320
Balance at December 31, 2020	$403,476	$18,527	$7,365	$429,368

On February 28, 2020, we acquired vNext, which has been integrated into our EMEA business.  Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess purchase price over fair value of net assets acquired was recorded as goodwill in the EMEA reporting unit.  The primary driver for this acquisition was to strengthen our capacity to deliver consulting and implementation services to support clients’ digital transformation initiatives.

On August 30, 2019, we acquired PCM, which has been integrated into our North America and EMEA businesses.  Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $253,894,000, net of measurement period adjustment of $5,034,000 recognized in 2020, was recorded as goodwill in the North America and EMEA reporting units (see Note 20).  The primary driver for this acquisition was to help existing PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology.  The addition of PCM complements our supply chain optimization solution offering, adding scale and clients in the mid-market and corporate space in North America.

On August 1, 2018, we acquired Cardinal, which has been integrated into our North America business. Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $36,040,000, net of a measurement period adjustment of $400,000 recognized in 2019, was recorded as goodwill in the North America reporting unit (see Note 20).  The primary driver for this acquisition was to strengthen our services capabilities and bring value to our clients within our digital innovation services solution offering.

During 2020, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values.  We performed our annual test of goodwill for impairment during the fourth quarter of 2020.  The results of the qualitative goodwill impairment test

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.

(6)Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,
	2020	2019
Customer relationships	$342,492	$336,455
Other	7,906	15,621
	350,398	352,076
Accumulated amortization	(103,483)	(73,492)
Intangible assets, net	$246,915	$278,584

During 2020, we periodically assessed whether any indicators of impairment existed related to our intangible assets.  As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.

Amortization expense recognized in 2020, 2019 and 2018 was $37,535,000, $23,671,000 and $15,737,000, respectively.

Future amortization expense for the remaining unamortized balance as of December 31, 2020 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2021	$31,957
2022	31,084
2023	29,825
2024	28,344
2025	28,008
Thereafter	97,697
Total amortization expense	$246,915

(7)Accounts Payable - Inventory Financing Facilities

We have entered into agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below.  These amounts outstanding under these facilities are classified separately as accounts payable - inventory financing facilities in the accompanying consolidated balance sheets.

Inventory Financing Facilities

    During 2020, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $200,000,000 to $250,000,000.  On July 6, 2020, we entered into a new unsecured inventory financing facility with a subsidiary of PNC Bank, N.A. (“PNC”), which replaced our previous facility with Wells Fargo Capital Finance, LLC.  The aggregate availability for vendor purchases under the PNC facility is $250,000,000.   As of December 31, 2020, our combined inventory financing facilities had a total maximum capacity of $500,000,000, of which $356,930,000 was outstanding at December 31, 2020.  The facilities remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% and LIBOR plus 4.50% on the MUFG and PNC facilities, respectively.  The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available.  Net amounts drawn down or repaid during the year on these facilities are classified within cash flows from financing activities in the accompanying consolidated statements of cash flows.  Interest does not accrue on accounts payable under these facilities provided the accounts payable are paid within stated vendor terms (typically 60 days); however, we impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period.  Imputed interest of $13,076,000, $10,801,000 and $10,593,000 was recorded in 2020, 2019 and 2018, respectively.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)Debt, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	December 31,
	2020	2019
ABL revolving credit facility	$140,000	$570,706
Convertible senior notes due 2025	296,419	284,836
Finance leases and other financing obligations	2,267	3,822
Total	438,686	859,364
Less: current portion of long-term debt	(1,105)	(1,691)
Long-term debt	$437,581	$857,673

On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The ABL facility matures on August 30, 2024.  As of December 31, 2020, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $140,000,000 was outstanding.

The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to a LIBOR rate plus a pre-determined spread of 1.25% to 1.50%.  The floating interest rate applicable at December 31, 2020 was 1.40% per annum for the ABL facility.  In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%.  During 2020, weighted average borrowings under our ABL facility were $339,474,000.  Interest expense associated with the ABL facility was $14,541,000 in 2020, including the commitment fee and amortization of deferred financing fees.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.  As of December 31, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

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

The notes are subject to certain customary events of default and acceleration clauses.  As of December 31, 2020, no such events have occurred.

The notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(53,581)	(65,164)
Net carrying amount	$296,419	$284,836

Equity, net of deferred tax	$44,731	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 4.125 years.  The effective interest rate on the liability component of the notes is 4.325%.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the interest expense components resulting from the notes reported within the consolidated statement of operations for the year ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Contractual coupon interest	$2,625	$984
Amortization of debt discount	$10,226	$3,728
Amortization of debt issuance costs	$1,359	$479

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

The current and long-term portions of our finance lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2020 and 2019.

(9)Leases

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$79,418	$74,684
Finance lease assets	Property and equipment(a)	2,103	3,297
Total lease assets		$81,521	$77,981
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$20,848	$19,648
Finance lease liabilities	Current portion of long-term debt	1,105	1,691
Non-current
Operating lease liabilities	Other liabilities	65,192	60,285
Finance lease liabilities	Long-term debt	1,162	2,131
Total lease liabilities		$88,307	$83,755
(a)	Recorded net of accumulated amortization of $2,162,000 and $861,000 as of December 31, 2020 and 2019, respectively.

The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the year ended December 31, 2020 and 2019 (in thousands):

Lease cost	Classification	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost (a) (b)	Selling and administrative expenses	$25,918	$21,393
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	1,301	861
Interest on lease liabilities	Interest expense, net	104	110
Total lease cost		$27,323	$22,364
(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

Future minimum lease payments under non-cancelable leases as of December 31, 2020 are as follows (in thousands):

	Operating leases	Finance leases	Total
2021	$23,144	$1,114	$24,258
2022	19,898	682	20,580
2023	14,104	476	14,580
2024	8,958	45	9,003
2025	7,061	—	7,061
After 2025	22,549	—	22,549
Total lease payments	95,714	2,317	98,031
Less: Interest	(9,674)	(50)	(9,724)
Present value of lease liabilities	$86,040	$2,267	$88,307

Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	6.01	6.03
Finance leases	2.37	2.92
Weighted average discount rate (%)
Operating leases	3.35	3.62
Finance leases	3.27	3.65

The following table provides other information related to leases for the year ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,849	$20,928
Leased assets obtained in exchange for new operating lease liabilities(a)	25,583	10,460
(a)	Excludes operating lease assets acquired as part of the PCM acquisition of $17,951,000 in 2019. There were no major acquisitions in 2020.

(10)Stock-Based Compensation

We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2020	2019	2018
North America	$13,151	$12,055	$11,697
EMEA	3,953	3,437	3,170
APAC	623	519	488
Total Consolidated	$17,727	$16,011	$15,355

Company Plan

On April 3, 2020, our Board of Directors adopted and approved the new Insight Enterprises, Inc. 2020 Omnibus Plan (the “Plan”), subject to stockholder approval.  The Plan was approved by our stockholders at our 2020 annual meeting on May 20, 2020 and, unless sooner terminated, will remain in place until May 30, 2030.  The Plan allows the Company to grant options, stock appreciation rights, stock awards, restricted stock, stock units (which may also be referred to as “restricted stock units”), performance shares, performance units, cash-based awards and other awards payable in cash or shares of common stock to eligible non-employee directors, employees and consultants.  Consultants and independent contractors are eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock.

The Company previously adopted the Amended Insight Enterprises, Inc. 2007 Omnibus Plan (the “Prior Plan”).  The Prior Plan was approved by our stockholders on May 18, 2011 at our 2011 annual meeting.  The Prior Plan shall remain in effect until all awards granted under the Prior Plan have been exercised, forfeited or cancelled or have otherwise expired or terminated.  Any shares that remain outstanding or otherwise become available under the terms of the Prior Plan following the date the Plan is approved by the Company’s stockholders shall become available for issuance under the Plan.  No further awards will be made under the Prior Plan.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards.  Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.  As of December 31, 2020, of the 2,571,000 shares of common stock reserved and available for grant under the Plan, 2,491,000 shares of common stock remain available for grant under the Plan.

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

As of December 31, 2020, total compensation cost related to nonvested RSUs not yet recognized is $27,413,000, which is expected to be recognized over the next 1.27 years on a weighted-average basis.

The following table summarizes our RSU activity during 2020:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	923,400	$45.58
Granted	401,805	$59.31
Vested, including shares withheld to cover taxes	(385,216)	$42.60	$16,410,202	(a)
Forfeited	(76,271)	$51.60
Nonvested at the end of year	863,718	$52.77	$65,720,303	(b)

(a)

The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.  The aggregate intrinsic value for RSUs which vested during 2019 and 2018 was $24,837,997 and $14,302,223, respectively.

(b)

The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $76.09 as of December 31, 2020, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2020, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent to the teammates’ minimum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities.  The total shares withheld during 2020, 2019 and 2018 of 101,159, 115,831 and 88,638, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates.  For 2020, 2019 and 2018, total payments for our teammates’ tax obligations to the taxing authorities were $5,964,000, $6,572,000 and $3,230,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows.  These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Income Taxes

The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2020	2019	2018
Earnings before income taxes:
United States	$154,788	$142,410	$145,907
Foreign	73,664	69,306	65,995
	$228,452	$211,716	$211,902
Income tax expense:
Current:
U.S. Federal	$38,732	$20,254	$18,334
U.S. State and local	8,203	5,457	3,218
Foreign	22,123	19,180	17,547
	69,058	44,891	39,099
Deferred:
U.S. Federal	(10,048)	9,180	8,123
U.S. State and local	(1,779)	1,210	1,142
Foreign	(1,419)	(2,972)	(139)
	(13,246)	7,418	9,126
	$55,812	$52,309	$48,225

The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2020		2019		2018
Statutory federal income tax rate	$47,975	21.0%	$44,460	21.0%	$44,499	21.0%
State income tax expense, net of federal income tax benefit	6,280	2.7	7,239	3.4	6,767	3.2
Audits and adjustments, net	662	0.3	2,556	1.2	2,659	1.3
Change in valuation allowances	476	0.2	(2,739)	(1.3)	60	—
Foreign income taxed at different rates	3,825	1.7	4,024	1.9	2,639	1.2
Effects of U.S. tax reform	—	—	—	—	(5,594)	(2.7)
Research and development credits	(1,858)	(0.8)	(5,438)	(2.6)	(4,132)	(1.9)
Other, net	(1,548)	(0.7)	2,207	1.1	1,327	0.7
Effective tax rate	$55,812	24.4%	$52,309	24.7%	$48,225	22.8%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA 2017”), which significantly changed the U.S. tax law.  In 2018 we completed our accounting for the tax effects of TCJA 2017 and recorded an incremental benefit of $5,600,000 against provisional amounts previously reported.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide certain relief as a result of the COVID-19 pandemic, which included, among other things, provisions relating to net operating loss carrybacks and other beneficial income tax changes.  In 2020, we recorded a tax benefit of approximately $1,712,000 related to the CARES Act, which was reflected in our effective tax rate reconciliation in ‘Other, net’.

As of December 31, 2020, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of TCJA 2017.  For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income or withholding taxes on the potential repatriation of these earnings.  At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$27,453	$27,328
Foreign tax credits	16,027	16,091
Other	25,786	20,153
Gross deferred tax assets	69,266	63,572
Valuation allowances	(40,098)	(38,247)
Total deferred tax assets	29,168	25,325
Deferred tax liabilities:
Goodwill and other intangibles	(48,831)	(48,279)
Property and equipment	(6,715)	(12,702)
Other	(2,540)	(5,406)
Total deferred tax liabilities	(58,086)	(66,387)
Net deferred tax (liabilities) assets	$(28,918)	$(41,062)

The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Net non-current deferred tax assets, which are included in "Other assets"	$4,291	$3,571
Net non-current deferred tax liabilities	(33,209)	(44,633)
Net deferred tax (liabilities) assets	$(28,918)	$(41,062)

As of December 31, 2020, we have U.S. state net operating loss carryforward (“NOLs”) that will expire between 2021 and 2039.  We also have foreign NOLs of $100,070,000, certain of which will expire between 2022 and 2027, while the majority have no expiration date.  Certain state NOLs relate to pre-acquisition losses from acquired subsidiaries and are subject to annual limitations as to their use under the provisions of Internal Revenue Code Section 382.

We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized.  At December 31, 2020 and 2019, our valuation allowances totaled $40,098,000 and $38,247,000, respectively, relating primarily to state and foreign NOLs and foreign tax credits.  Changes to our valuation allowance for the year ended December 31, 2020 were driven by the utilization of foreign tax credits and changes in our foreign and state NOLs.

As of December 31, 2020 and 2019, we had approximately $10,546,000 and $9,736,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $749,000 and $442,000, respectively, related to accrued interest.  The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.

In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.

We are currently under audit in various jurisdictions for tax years 2014 through 2018.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.

In the U.S., federal income tax returns for years subsequent to 2015 remain open to examination.  For state and foreign jurisdictions, the statute of limitations generally varies between three and ten years.  However, to the extent allowable by law, the tax authorities may have a right to examine and

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

make adjustment to prior periods when amended returns have been filed, or when net operating losses or tax credits were generated and carried forward for subsequent utilization.
(12)	Market Risk Management

Interest Rate Risk

We have interest rate exposure arising from our financing facilities, which have variable interest rates.  These variable interest rates are affected by changes in short-term interest rates.  We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows.  Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable.  We had $140,000,000 outstanding under our ABL facility and $296,419,000 outstanding under our senior convertible notes at December 31, 2020.  The interest rate attributable to the borrowings under our ABL facility and our senior convertible notes was 1.40% and 0.75%, respectively, per annum at December 31, 2020.  The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

Although our senior convertible notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes.  As of December 31, 2020, the fair market value of our convertible senior notes was $454,790,000.

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

As of December 31, 2020, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt.  The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets.  The estimated fair values of our long-term debt balances approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments.  The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(14)	Benefit Plans

We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code.  The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan.  On May 15, 2020, our matching contributions were temporarily suspended due to the global health crises.  Company matching contributions are expected to return in 2021.  The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period.  Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States.  These plans and their related terms vary by country.  Total consolidated contribution expense under these plans was $11,974,000, $19,126,000 and $15,216,000 for 2020, 2019 and 2018, respectively.

(15)	Share Repurchase Programs

In each of February 2020 and February 2018, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock.  As of December 31, 2020, $25 million remained available under the February 2020 share repurchase plan and none remained available under the February 2018 share repurchase plan.  Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  No share repurchase program was authorized in 2019.

  The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2020, 2019 and 2018, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2020	445	$56.20	$25,000
2019	541	51.56	27,899
2018	641	34.42	22,069
Total	1,627		$74,968

All shares repurchased were retired.
(16)	Commitments and Contingencies

Contractual

In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.

Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2020.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2020.  Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(17)	Supplemental Financial Information

Additions and deductions related to the allowance for doubtful accounts receivable for 2020, 2019 and 2018 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2020	$10,762	$10,163	$(5,819)	$15,106
Year ended December 31, 2019	$10,462	$5,079	$(4,779)	$10,762
Year ended December 31, 2018	$10,158	$4,776	$(4,472)	$10,462

(18)	Cash Flows

Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$16,605	$6,246	$10,155
Cash paid during the year for income taxes, net of refunds	$62,545	$42,484	$31,218

(19)	Segment and Geographic Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

The following tables summarize net sales by offering for North America, EMEA and APAC by sales mix amounts (in thousands):

	North America
	Years Ended December 31,
Sales Mix	2020	2019	2018
Hardware	$4,418,295	$3,957,507	$3,610,356
Software	1,260,757	1,269,983	1,112,715
Services	935,980	796,815	639,910
	$6,615,032	$6,024,305	$5,362,981

	EMEA
	Years Ended December 31,
Sales Mix	2020	2019	2018
Hardware	$617,825	$622,949	$653,499
Software	760,562	753,729	736,509
Services	176,838	149,966	140,233
	$1,555,225	$1,526,644	$1,530,241

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	APAC
	Years Ended December 31,
Sales Mix	2020	2019	2018
Hardware	$31,953	$34,965	$29,496
Software	82,763	92,988	107,363
Services	55,606	52,288	50,055
	$170,322	$180,241	$186,914

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

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales in 2020, 2019 or 2018.

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

The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$5,679,052	$1,378,387	$114,716	$7,172,155
Services	935,980	176,838	55,606	1,168,424
Total net sales	6,615,032	1,555,225	170,322	8,340,579
Costs of goods sold:
Products	5,130,851	1,261,236	104,914	6,497,001
Services	462,793	57,943	22,900	543,636
Total costs of goods sold	5,593,644	1,319,179	127,814	7,040,637
Gross profit	1,021,388	236,046	42,508	1,299,942
Operating expenses:
Selling and administrative expenses	790,913	192,485	30,367	1,013,765
Severance and restructuring expenses	9,273	2,989	132	12,394
Acquisition-related expenses	2,004	204	—	2,208
Earnings from operations	$219,198	$40,368	$12,009	$271,575

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$5,227,490	$1,376,678	$127,953	$6,732,121
Services	796,815	149,966	52,288	999,069
Total net sales	6,024,305	1,526,644	180,241	7,731,190
Costs of goods sold:
Products	4,748,608	1,258,974	117,778	6,125,360
Services	404,583	40,587	22,562	467,732
Total costs of goods sold	5,153,191	1,299,561	140,340	6,593,092
Gross profit	871,114	227,083	39,901	1,138,098
Operating expenses:
Selling and administrative expenses	664,374	186,957	29,406	880,737
Severance and restructuring expenses	4,946	334	145	5,425
Acquisition-related expenses	11,342	—	—	11,342
Earnings from operations	$190,452	$39,792	$10,350	$240,594

	Year Ended December 31, 2018
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$4,723,071	$1,390,008	$136,859	$6,249,938
Services	639,910	140,233	50,055	830,198
Total net sales	5,362,981	1,530,241	186,914	7,080,136
Costs of goods sold:
Products	4,313,070	1,273,422	124,908	5,711,400
Services	317,216	35,352	22,450	375,018
Total costs of goods sold	4,630,286	1,308,774	147,358	6,086,418
Gross profit	732,695	221,467	39,556	993,718
Operating expenses:
Selling and administrative expenses	545,091	182,470	28,968	756,529
Severance and restructuring expenses	1,617	1,677	130	3,424
Acquisition-related expenses	282	—	—	282
Earnings from operations	$185,705	$37,320	$10,458	$233,483

The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31, 2020	December 31, 2019
North America	$4,837,155	$3,814,408
EMEA	735,771	699,856
APAC	155,761	123,349
Corporate assets and intercompany eliminations, net	(1,417,955)	(459,434)
Total assets	$4,310,732	$4,178,179

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2020
Net sales	$6,237,901	$805,401	$1,297,277	$8,340,579
Total long-lived assets	$110,161	$11,042	$24,813	$146,016
2019
Net sales	$5,696,422	$776,051	$1,258,717	$7,731,190
Total long-lived assets	$103,678	$13,448	$13,781	$130,907
2018
Net sales	$5,100,456	$843,145	$1,136,535	$7,080,136

Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization of property and equipment:
North America	$22,396	$17,827	$17,164
EMEA	5,073	4,166	4,058
APAC	556	545	499
	28,025	22,538	21,721
Amortization of intangible assets:
North America	34,990	22,382	14,791
EMEA	2,088	828	285
APAC	457	461	661
	37,535	23,671	15,737
Total	$65,560	$46,209	$37,458

(20)	Acquisitions

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

The estimated fair value of net assets acquired was approximately $407,031,000, including $191,370,000 of identifiable intangible assets, consisting primarily of customer relationships of $178,900,000.  The fair value of the customer relationships were determined using the multiple-period excess earnings method.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 - 12 Years
Trade name	1 Year
Non-compete agreements	2 - 3 Years

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Year Ended December 31,
		2019	2018
Net sales	As reported	$7,731,190	$7,080,136
	Pro forma	$9,207,512	$9,241,183
Net earnings	As reported	$159,407	$163,677
	Pro forma	$171,102	$167,499
Diluted earnings per share	As reported	$4.43	$4.55
	Pro forma	$4.76	$4.65

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

The following tables set forth selected unaudited consolidated quarterly financial information for 2020 and 2019 (in thousands, except per share data):

	Quarters Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	$2,291,315	$1,936,478	$1,968,735	$2,144,051
Costs of goods sold	1,948,661	1,628,915	1,644,346	1,818,715
Gross profit	342,654	307,563	324,389	325,336
Operating expenses:
Selling and administrative expenses	257,167	245,155	242,580	268,863
Severance and restructuring expenses	2,432	808	7,010	2,144
Acquisition-related expenses	13	118	611	1,466
Earnings from operations	83,042	61,482	74,188	52,863
Non-operating (income) expense:
Interest expense, net	10,434	9,115	10,219	11,826
Other (income) expense, net	693	1,301	1,098	(1,563)
Earnings before income taxes	71,915	51,066	62,871	42,600
Income tax expense	18,527	12,160	16,486	8,639
Net earnings	$53,388	$38,906	$46,385	$33,961
Net earnings per share:
Basic	$1.52	$1.11	$1.32	$0.96
Diluted	$1.50	$1.10	$1.32	$0.95
Shares used in per share calculations:
Basic	35,098	35,077	35,060	35,233
Diluted	35,523	35,348	35,260	35,646

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net sales	$2,297,156	$1,912,547	$1,836,021	$1,685,466
Costs of goods sold	1,959,174	1,636,352	1,560,572	1,436,994
Gross profit	337,982	276,195	275,449	248,472
Operating expenses:
Selling and administrative expenses	266,970	223,215	199,489	191,063
Severance and restructuring expenses	1,713	2,662	680	370
Acquisition-related expenses	2,283	5,896	3,163	—
Earnings from operations	67,016	44,422	72,117	57,039
Non-operating (income) expense:
Interest expense, net	11,897	7,694	4,335	4,552
Other (income) expense, net	(458)	(538)	346	1,050
Earnings before income taxes	55,577	37,266	67,436	51,437
Income tax expense	12,627	10,134	17,438	12,110
Net earnings	$42,950	$27,132	$49,998	$39,327
Net earnings per share:
Basic	$1.22	$0.76	$1.40	$1.10
Diluted	$1.20	$0.76	$1.38	$1.09
Shares used in per share calculations:
Basic	35,259	35,512	35,772	35,609
Diluted	35,755	35,868	36,111	36,103

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(22) Subsequent Events

In January 2021, we completed the sales of our three properties in Tempe, Arizona and of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000.   We intend to use the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.

INSIGHT ENTERPRISES, INC.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)   Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020.

(b)   Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)   Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

INSIGHT ENTERPRISES, INC.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The names of the executive officers of Insight and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1 of this report under the caption “Information about our Executive Officers.”

Other information required by this item can be found in our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders (our “Proxy Statement”) and is incorporated herein by reference.

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

Item 16.  Form 10-K Summary

None.

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2020

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation	8-K	000-25092	2.1	November 7, 2016

2.2(1)	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM	8-K	000-25092	2.1	June 24, 2019

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee.	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

10.1(2)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(3)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(3)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(3)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(3)	Executive Management Separation Plan effective as of January 1, 2008	10-Q	000-25092	10.5	November 7, 2008

10.6(3)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

10.7(3)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.8(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck, dated as of December 14, 2009	10-K	000-25092	10.24	February 25, 2010

95

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2019

Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

10.9(3)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.10(3)	Managing Director Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	October 30, 2013

10.11(3)	Amendment to the Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	January 6, 2021

10.12(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Jeffery Shumway, dated May 6, 2019	10-K	000- 25092	10.12	February 21, 2020

10.14(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen dated as of September 15, 2020	10-Q	000-25092	10.1	November 3, 2020

10.15	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.16	Form of Warrant Confirmation.	8-K	000-25092	10.2	August 15, 2019

10.17(4)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	August 30, 2019
10.18	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto.	10-Q	000-25092	10.2	August 6, 2020

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated February 5, 2021					X

24.2	Power of Attorney for Richard E. Allen dated February 5, 2021					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 5, 2021					X

24.4	Power of Attorney for Linda M. Breard dated February 6, 2021					X

INSIGHT ENTERPRISES, INC.

EXHIBITS TO FORM 10-K (continued)

YEAR ENDED DECEMBER 31, 2019

Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

24.5	Power of Attorney for Catherine Courage dated February 5, 2021					X

24.6	Power of Attorney for Anthony A. Ibargüen dated February 5, 2021					X

24.7	Power of Attorney for Kathleen S. Pushor dated February 5, 2021					X

24.8	Power of Attorney for Girish Rishi dated February 12, 2021					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

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

(2)

We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Rachael A. Bertrandt Crump, Linda Breard, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Wolfgang Ebermann, Anthony A. Ibargüen, Helen K. Johnson, Kenneth T. Lamneck, Joyce Mullen, Kathleen S. Pushor, Girish Rishi and Jeffery Shumway.  Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.

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

Dated: February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer
/s/ Kenneth T. Lamneck	and Director (principal executive	February 16, 2021
Kenneth T. Lamneck	officer)

/s/ Glynis A. Bryan	Chief Financial Officer	February 16, 2021
Glynis A. Bryan	(principal financial officer)

/s/ Rachael A. Bertrandt Crump	Global Corporate Controller	February 16, 2021
Rachael A. Bertrandt Crump	(principal accounting officer)

/s/ Timothy A. Crown*	Chairman of the Board	February 16, 2021
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 16, 2021
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 16, 2021
Bruce W. Armstrong

/s/ Linda M. Breard*	Director	February 16, 2021
Linda M. Breard

/s/ Catherine Courage*	Director	February 16, 2021
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 16, 2021
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 16, 2021
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 16, 2021
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact