Form 10-Q
period 2021-03-31
INSIGHT ENTERPRISES INC
filed 2021-05-06
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2021 was 35,321,102.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended March 31, 2021

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, fund acquisitions, and repurchase shares of our common stock; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

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

•	general economic conditions, economic uncertainties and changes in geopolitical conditions;

INSIGHT ENTERPRISES, INC.

•	changes in the IT industry and/or rapid changes in technology;
•	supply constraints for devices;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	the risks associated with our international operations;
•	natural disasters or other adverse occurrences;
•	disruptions in our IT systems and voice and data networks;
•	cyberattacks or breaches of data privacy and security regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our potential to draw down a substantial amount of indebtedness;
•	the conditional conversion feature of the convertible senior notes (the “Notes”), which if triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on the Company’s reported financial results;
•	the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the Notes (the “Call Spread Transactions”);
•	risks associated with the discontinuation of LIBOR as a benchmark rate;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	our dependence on certain key personnel;
•	risks associated with the integration and operation of acquired businesses, including PCM and the achievement of expected synergies and benefits; and
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$138,753	$128,313
Accounts receivable, net of allowance for doubtful accounts of $15,664 and $15,106, respectively	2,583,716	2,685,448
Inventories	253,297	185,650
Other current assets	177,927	177,039
Total current assets	3,153,693	$3,176,450
Property and equipment, net of accumulated depreciation and amortization of $254,747 and $256,065, respectively	148,531	146,016
Goodwill	429,757	429,368
Intangible assets, net of accumulated amortization of $111,245 and $103,483, respectively	239,833	246,915
Other assets	282,793	311,983
	$4,254,607	$4,310,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,460,172	$1,461,312
Accounts payable—inventory financing facilities	309,075	356,930
Accrued expenses and other current liabilities	404,995	408,117
Current portion of long-term debt	830	1,105
Total current liabilities	2,175,072	2,227,464
Long-term debt	416,401	437,581
Deferred income taxes	33,963	33,209
Other liabilities	246,005	270,049
	2,871,441	2,968,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,320 shares at March 31, 2021 and 35,103 shares at December 31, 2020 issued and outstanding	353	351
Additional paid-in capital	361,935	364,288
Retained earnings	1,036,413	993,245
Accumulated other comprehensive loss – foreign currency translation adjustments	(15,535)	(15,455)
Total stockholders’ equity	1,383,166	1,342,429
	$4,254,607	$4,310,732

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales:
Products	$1,893,020	$1,848,316
Services	300,048	295,735
Total net sales	2,193,068	2,144,051
Costs of goods sold:
Products	1,721,258	1,670,238
Services	140,336	148,477
Total costs of goods sold	1,861,594	1,818,715
Gross profit	331,474	325,336
Operating expenses:
Selling and administrative expenses	271,190	268,863
Severance and restructuring expenses, net	(6,740)	2,144
Acquisition and integration related expenses	—	1,466
Earnings from operations	67,024	52,863
Non-operating (income) expense:
Interest expense, net	9,969	11,826
Other expense (income), net	388	(1,563)
Earnings before income taxes	56,667	42,600
Income tax expense	13,499	8,639
Net earnings	$43,168	$33,961
Net earnings per share:
Basic	$1.23	$0.96
Diluted	$1.18	$0.95
Shares used in per share calculations:
Basic	35,199	35,233
Diluted	36,699	35,646

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net earnings	$43,168	$33,961
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(80)	(17,831)
Total comprehensive income	$43,088	$16,130

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	217	2	—	—	(7,069)	—	—	(7,067)
Stock-based compensation expense	—	—	—	—	4,716	—	—	4,716
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	—	—	43,168	43,168
Balances at March 31, 2021	35,320	$353	—	$—	$361,935	$(15,535)	$1,036,413	$1,383,166

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at December 31, 2019	35,263	$353	—	$ —	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	231	2	—	—	(5,289)	—	(1)	(5,288)
Stock-based compensation expense	—	—	—	—	4,409	—	—	4,409
Repurchase of treasury stock	—	—	(445)	(25,000)	—		—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,504)	—	(20,491)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,831)	—	(17,831)
Net earnings	—	—	—	—	—	—	33,961	33,961
Balances at March 31, 2020	35,049	$350	—	$—	$351,648	$(55,995)	$854,566	$1,150,569

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$43,168	$33,961
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,222	17,397
Provision for losses on accounts receivable	2,178	3,136
Non-cash stock-based compensation	4,716	4,409
Deferred income taxes	643	(509)
Amortization of debt discount	4,172	3,965
Other adjustments	(7,617)	1,297
Changes in assets and liabilities:
Decrease in accounts receivable	93,485	22,648
Increase in inventories	(67,946)	(48,332)
Decrease in other assets	16,759	57,241
(Decrease) increase in accounts payable	(25,315)	23,277
Decrease in accrued expenses and other liabilities	(35,759)	(25,364)
Net cash provided by operating activities	42,706	93,126
Cash flows from investing activities:
Proceeds from sale of assets held for sale	27,211	14,218
Purchases of property and equipment	(7,847)	(7,382)
Acquisitions, net of cash and cash equivalents acquired	—	(6,406)
Net cash provided by investing activities	19,364	430
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	897,848	678,197
Repayments on ABL revolving credit facility	(921,848)	(788,443)
Net repayments under inventory financing facilities	(17,782)	(764)
Repurchases of common stock	—	(25,000)
Other payments	(7,485)	(5,756)
Net cash used in financing activities	(49,267)	(141,766)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(2,445)	(3,615)
Increase (decrease) in cash, cash equivalents and restricted cash	10,358	(51,825)
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$140,940	$64,472

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.Basis of Presentation and Recently Issued Accounting Standards

We empower organizations of all sizes with Insight Intelligent Technology SolutionsTM and services to maximize the business value of Information Technology (“IT”) in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, and connected workforce solutions, together with our supply chain optimization expertise, we help clients innovate and optimize their operations to run smarter.  Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific

Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions.  Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services and cloud solutions.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2021 and our results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020.  The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”.  The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity.  The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments.  As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt.  The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method.  The guidance will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements; however, we expect our consolidated statements of operations and consolidated balance sheets will be significantly impacted following adoption of this new standard as we will no longer report accreted interest on the Notes and the full par value of the Notes will be reflected as debt.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 that affect or may affect our current financial statements.
2.	Sales Recognition

The following table provides information about receivables and contract liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Current receivables, which are included in “Accounts receivable, net”	$2,583,716	$2,685,448
Non-current receivables, which are included in “Other assets”	124,670	154,662
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	103,468	107,158

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Changes in the contract liabilities balances during the three months ended March 31, 2021 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2020	$107,158
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(34,418)
Cash received in advance and not recognized as revenue	30,728
Balances at March 31, 2021	$103,468

During the three months ended March 31, 2020, the Company recognized revenue of $19,000,000 related to its contract liabilities.

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2021	$100,218
2022	39,638
2023	17,094
2024 and thereafter	9,434
Total remaining performance obligations	$166,384

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of eight months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2021 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 23 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

3.	Assets Held for Sale

During the first quarter of 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000.  We intend to use the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.  During the first quarter of 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying the Notes. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net earnings	$43,168	$33,961
Denominator:
Weighted average shares used to compute basic EPS	35,199	35,233
Dilutive potential common shares due to dilutive RSUs, net of tax effect	461	413
Dilutive potential common shares due to the Notes	1,039	—
Weighted average shares used to compute diluted EPS	36,699	35,646
Net earnings per share:
Basic	$1.23	$0.96
Diluted	$1.18	$0.95

For the three months ended March 31, 2021, none of our RSUs were excluded from the diluted EPS calculations.  Certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.  For the three months ended March 31, 2020, 86,000 of our RSUs and certain potential outstanding shares from the Notes and warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
ABL revolving credit facility	$116,000	$140,000
Convertible senior notes due 2025	299,402	296,419
Finance leases and other financing obligations	1,829	2,267
Total	417,231	438,686
Less: current portion of long-term debt	(830)	(1,105)
Long-term debt	$416,401	$437,581

Our senior secured revolving credit facility (the “ABL facility”), has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of March 31, 2021, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $116,000,000 was outstanding.

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

Convertible Senior Notes due 2025

In August 2019, we issued $350,000,000 aggregate principal amount of Notes that mature on February 15, 2025. The Notes bear interest at an annual rate of 0.75% payable semiannually, in arrears, on February 15th and August 15th of each year. The Notes are general unsecured obligations of Insight and are guaranteed on a senior unsecured basis by Insight Direct USA, Inc., a wholly owned subsidiary of Insight.

Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.

Upon conversion, we will pay or deliver cash, shares of our common stock or a combination of the two, at our discretion. We have made a policy election to settle the par value of the Notes in cash with only the conversion spread being settled in shares of our common stock.  The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their Notes in connection with those events or during the related redemption period in certain circumstances.

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

The Notes are subject to certain customary events of default and acceleration clauses.  As of March 31, 2021, no such events have occurred.

The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(50,598)	(53,581)
Net carrying amount	$299,402	$296,419

Equity, net of deferred tax	$44,731	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 3.875 years.  The effective interest rate on the liability component of the Notes is 4.325%.

Interest expense resulting from the Notes reported within the consolidated statement of operations for the three months ended March 31, 2021 and 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

Convertible Note Hedge and Warrant Transaction

In connection with the issuance of the Notes, we entered into the Call Spread Transactions with respect to the Company’s common stock.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Inventory Financing Facilities

On March 31, 2021, we entered into an unsecured inventory financing facility in EMEA (the “EMEA facility”) with a maximum borrowing capacity of $40,000,000.  This facility will stay in effect until it is terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at 0.25%, subject to adjustments upward depending on LIBOR movements, plus late charges of 1.00% per month.  Amounts outstanding under this facility will be classified as accounts payable – inventory financing facility in the accompanying balance sheets.

Additionally, we have a $250,000,000 unsecured inventory financing facility with each of MUFG Bank Ltd (“MUFG”) and PNC Bank, N.A. (“PNC”). As of March 31, 2021, our combined inventory financing facilities had a total maximum capacity of $540,000,000, of which $309,075,000 was outstanding.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00%, LIBOR plus 4.50% and 0.25% on the MUFG, PNC and EMEA facilities, respectively.  The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
6.	Income Taxes

Our effective tax rate for the three months ended March 31, 2021 was 23.8%. Our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, net of federal benefit, and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.

Our effective tax rate for the three months ended March 31, 2020 was 20.3%. Our effective tax rate was lower than the United States federal statutory rate of 21.0% due primarily to the remeasurement of acquired net operating losses to be carried back to higher tax rate years under the CARES Act, excess tax benefits on the settlement of share-based compensation and tax benefits related to research and development activities.  These benefits were partially offset by state income taxes, net of federal benefit and higher taxes on earnings in foreign jurisdictions.

As of March 31, 2021, and December 31, 2020, we had approximately $10,890,000 and $10,546,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $817,000 and $749,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We are currently under audit in various jurisdictions for tax years 2013 through 2018.  Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits.  However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
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

Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2021.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2021.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

8.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services.

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,109,489	$195,971	$9,565	$1,315,025
Software	308,738	234,423	34,834	577,995
Services	236,554	48,442	15,052	300,048
	$1,654,781	$478,836	$59,451	$2,193,068
Major Client Groups
Large Enterprise / Corporate	$1,171,428	$309,075	$19,076	$1,499,579
Commercial	344,045	20,533	12,667	377,245
Public Sector	139,308	149,228	27,708	316,244
	$1,654,781	$478,836	$59,451	$2,193,068
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,569,641	$450,977	$52,863	$2,073,481
Net revenue recognition (Agent)	85,140	27,859	6,588	119,587
	$1,654,781	$478,836	$59,451	$2,193,068

	Three Months Ended March 31, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,128,486	$174,969	$7,746	$1,311,201
Software	305,163	201,082	30,870	537,115
Services	240,732	42,835	12,168	295,735
	$1,674,381	$418,886	$50,784	$2,144,051
Major Client Groups
Large Enterprise / Corporate	$1,160,748	$292,288	$13,025	$1,466,061
Commercial	386,076	17,742	13,654	417,472
Public Sector	127,557	108,856	24,105	260,518
	$1,674,381	$418,886	$50,784	$2,144,051
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,600,514	$392,259	$45,754	$2,038,527
Net revenue recognition (Agent)	73,867	26,627	5,030	105,524
	$1,674,381	$418,886	$50,784	$2,144,051

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2021 or 2020.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

reasonable reflection of the utilization of services provided to or benefits received by the operating segments.

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,418,227	$430,394	$44,399	$1,893,020
Services	236,554	48,442	15,052	300,048
Total net sales	1,654,781	478,836	59,451	2,193,068
Costs of goods sold:
Products	1,283,876	396,184	41,198	1,721,258
Services	117,416	16,617	6,303	140,336
Total costs of goods sold	1,401,292	412,801	47,501	1,861,594
Gross profit	253,489	66,035	11,950	331,474
Operating expenses:
Selling and administrative expenses	206,806	55,447	8,937	271,190
Severance and restructuring expenses	(7,238)	498	—	(6,740)
Earnings from operations	$53,921	$10,090	$3,013	$67,024

	Three Months Ended March 31, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,433,649	$376,051	$38,616	$1,848,316
Services	240,732	42,835	12,168	295,735
Total net sales	1,674,381	418,886	50,784	2,144,051
Costs of goods sold:
Products	1,288,197	345,749	36,292	1,670,238
Services	129,256	14,363	4,858	148,477
Total costs of goods sold	1,417,453	360,112	41,150	1,818,715
Gross profit	256,928	58,774	9,634	325,336
Operating expenses:
Selling and administrative expenses	211,203	50,244	7,416	268,863
Severance and restructuring expenses	2,122	6	16	2,144
Acquisition and integration related expenses	1,262	204	—	1,466
Earnings from operations	$42,341	$8,320	$2,202	$52,863

The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2021	December 31, 2020
North America	$4,662,002	$4,837,155
EMEA	796,315	735,771
APAC	206,986	155,761
Corporate assets and intercompany eliminations, net	(1,410,696)	(1,417,955)
Total assets	$4,254,607	$4,310,732

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization of property and equipment:
North America	$4,807	$5,826
EMEA	1,232	1,328
APAC	142	135
	6,181	7,289
Amortization of intangible assets:
North America	7,417	9,493
EMEA	496	506
APAC	128	109
	8,041	10,108
Total	$14,222	$17,397

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

Quarterly Overview

Today, every business is a technology business.  We empower organizations of all sizes with Insight Intelligent Technology SolutionsTM and services to maximize the business value of information technology (“IT”) in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  As a Fortune 500-ranked global provider of digital innovation, cloud/data center transformation, and connected workforce solutions, together with our supply chain optimization expertise, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services and cloud solutions.

On a consolidated basis, for the three months ended March 31, 2021:

•

Net sales of $2.2 billion increased 2% compared to the three months ended March 31, 2020. The overall increase in net sales reflects an increase in software and services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales remained flat compared to the first quarter of 2020.

•

Gross profit of $331.5 million increased 2% compared to the three months ended March 31, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit was flat compared to the first quarter of 2020.

•

Compared to the three months ended March 31, 2020, gross margin contracted approximately 10 basis points to 15.1% of net sales in the three months ended March 31, 2021. This decline reflects a decrease in margins on hardware and software net sales, partially offset by an increase in the mix of higher margin services net sales compared to the same period in the prior year.

•

Earnings from operations increased 27%, year over year, to $67.0 million in the first quarter of 2021 compared to $52.9 million in the first quarter of 2020.  The increase was primarily due to increased gross profit and reductions in both severance and restructuring and acquisition and integration related expenses, which were incurred in connection with the PCM acquisition. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 22% year over year.

•

Net earnings and diluted earnings per share were $43.2 million and $1.18, respectively, for the first quarter of 2021.  This compares to net earnings of $34.0 million and diluted earnings per share of $0.95 for the first quarter of 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recent Developments – Impact of COVID-19 and Supply Constraints on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation.  While we did not see a significant impact of COVID-19 on our first quarter 2021 financial results, continued supply constraints stemming from shortages of chips and displays resulted in elevated bookings as we exited the first quarter. We currently expect these supply constraints and extended lead times for certain products will begin to ease by the end of 2021.

The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the emergence and severity of its variants, the availability of vaccines and potential hesitancy to utilize them, other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for the remainder of 2021.  Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Details about segment results of operations can be found in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results, however, may differ from estimates we have made.  Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

The COVID-19 pandemic negatively impacted the global economy and disrupted global supply chains and workforce participation.  While we did not observe significant impacts on our first quarter financial results we believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Costs of goods sold	84.9	84.8
Gross profit	15.1	15.2
Selling and administrative expenses	12.4	12.5
Severance and restructuring expenses and acquisition and integration related expenses	(0.4)	0.2
Earnings from operations	3.1	2.5
Non-operating expense, net	0.5	0.5
Earnings before income taxes	2.6	2.0
Income tax expense	0.6	0.4
Net earnings	2.0%	1.6%

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

Our gross profit across the business is, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and in the related product or services sales being incentivized by the partner.  Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to adapt our sales strategies to optimize performance under the revised programs.

Net Sales.  Net sales for the three months ended March 31, 2021 increased 2%, year over year, to $2.2 billion compared to the three months ended March 31, 2020.  This net increase primarily reflects increases in our EMEA and APAC segments, while our North America segment was negatively impacted by supply constraints and extended lead times for certain products.  We believe this trend in net sales may continue into the second and third quarters of 2021, when compared to the prior year.  Our net sales by operating segment were as follows for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		%
	2021	2020	Change
North America	$1,654,781	$1,674,381	(1%)
EMEA	478,836	418,886	14%
APAC	59,451	50,784	17%
Consolidated	$2,193,068	$2,144,051	2%

Our net sales by offering category for North America for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2021	2020	Change
Hardware	$1,109,489	$1,128,486	(2%)
Software	308,738	305,163	1%
Services	236,554	240,732	(2%)
	$1,654,781	$1,674,381	(1%)

Net sales in North America decreased 1%, or $19.6 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by the continued impact of supply constraints and extended product lead times.  Net sales of hardware and services both decreased 2%, year to year, partially offset by an increase in software net sales of 1%, year over year.  The changes for the three months ended March 31, 2021 were the result of the following:

•

The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients.  The decrease in volume of sales was largely due to impacts of supply constraints and extended product lead times resulting in our inability to clear backlog.

•

The decrease in services net sales was primarily due to decreases in demand for certain services due to the impact of COVID-19 partially offset by an increase in net sales associated with cloud solution offerings and higher sales of Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

The increase in software net sales was primarily due to a single significant transaction with a large enterprise client in the current period, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.

Our net sales by offering category for EMEA for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2021	2020	Change
Hardware	$195,971	$174,969	12%
Software	234,423	201,082	17%
Services	48,442	42,835	13%
	$478,836	$418,886	14%

Net sales in EMEA increased 14%, or $60.0 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 5%, year over year.  Net sales of hardware, software and services increased 12%, 17% and 13%, respectively, year over year.  The changes for the three months ended March 31, 2021 were the result of the following:

•	The increase in software net sales was due to higher volume of sales to public sector and corporate clients, partially offset by the continued migration of on-premise software to cloud solutions.
•	The increase in hardware net sales was due primarily to higher volume sales of devices and networking to public sector clients.
•	The increase in services net sales was due primarily to higher volume of Insight delivered services and higher sales of cloud solutions.

Our net sales by offering category for APAC for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,		%
Sales Mix	2021	2020	Change
Hardware	$9,565	$7,746	23%
Software	34,834	30,870	13%
Services	15,052	12,168	24%
	$59,451	$50,784	17%

Net sales in APAC increased 17%, or $8.7 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 2%, year over year. Net sales of hardware, software and services increased by 23%, 13% and 24%, respectively, year over year.  The changes for the three months ended March 31, 2021 were the result of the following:

•	The increase in software net sales was primarily due to the positive effects of exchange rates.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services and higher sales of cloud solutions.
•	The increase in hardware net sales was primarily the result of large transactions with corporate clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2021 and 2020:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	67%	68%	41%	42%	16%	15%
Software	19%	18%	49%	48%	59%	61%
Services	14%	14%	10%	10%	25%	24%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 2%, or $6.1 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, with gross margin contracting approximately 10 basis points to 15.1% for the three months ended March 31, 2021 compared to 15.2% for the three months ended March 31, 2020.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	% of Net Sales	2020	% of Net Sales
North America	$253,489	15.3%	$256,928	15.3%
EMEA	66,035	13.8%	58,774	14.0%
APAC	11,950	20.1%	9,634	19.0%
Consolidated	$331,474	15.1%	$325,336	15.2%

North America’s gross profit for the three months ended March 31, 2021 decreased 1%, or $3.4 million, compared to the three months ended March 31, 2020.  As a percentage of net sales, gross margin was flat at 15.3% for the first quarter of 2021.  The year to year changes in gross margin were primarily attributable to the following:

•

There was a decrease in product margin, which includes partner funding and freight, of 55 basis points offset by an increase in margin from services net sales of 53 basis points compared to the same period in the prior year.

•	The decrease in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
•	The increase in margin from services net sales during the current quarter reflects an expansion in margin from cloud solutions and other services that are recorded net.

EMEA’s gross profit for the three months ended March 31, 2021 increased $7.3 million, or 12%, year over year (increasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2020.  As a percentage of net sales, gross margin contracted approximately 20 basis points, year to year.  The year to year net decline in gross margin was primarily attributable to a decrease in higher margin services net sales, which represented 15 basis points of the margin compression, together with a net decrease in product margin, which includes partner funding and freight, of 9 basis points.

APAC’s gross profit for the three months ended March 31, 2021 increased $2.3 million, or 24%, compared to the three months ended March 31, 2020 (increasing 10% when excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin increased approximately 110 basis points, year over year.  The increase in gross margin in the first quarter of

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

2021 compared to the first quarter of 2020 was due to an increase in gross margin on product net sales, which includes partner funding and freight, of 81 basis points and an increase in gross margin on services net sales, including cloud solutions, of 32 basis points.

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $2.3 million, or 1%, (decreasing 2% when excluding fluctuating foreign currency exchange rates) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  Our selling and administrative expenses by major expense type for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Personnel costs, including teammate benefits	$220,051	$201,815
Depreciation and amortization	13,433	17,397
Facility expenses	9,531	10,978
Legal and professional fees	4,482	5,825
Travel and entertainment	1,316	7,165
Marketing	2,149	3,461
Other	20,228	22,222
Total	$271,190	$268,863

Selling and administrative expenses decreased approximately 10 basis points as a percentage of net sales in the first quarter of 2021 compared to the first quarter of 2020.  The overall net increase in selling and administrative expenses reflects an $18.2 million net increase in personnel costs, including teammate benefits expenses primarily related to one-time benefits received in the prior year and increased variable compensation in the current year.  This increase was partially offset by a decrease in travel and entertainment and marketing costs of $5.8 million and $1.3 million, respectively, reflecting cost control measures taken in response to COVID-19. There were also decreases in depreciation and amortization, other expenses, facility expenses, and legal and professional fees of $4.0 million, $2.0 million, $1.4 million and $1.3 million, respectively, year to year.

Severance and Restructuring Expenses, Net.  During the three months ended March 31, 2021, we recorded severance expense, net of adjustments, of approximately $1.3 million.  The charges primarily related to a realignment of certain roles and responsibilities.  Current period severance charges were offset by gains on sale of properties of $8.0 million.  Comparatively, during the three months ended March 31, 2020, we recorded severance expense, net of adjustments, of approximately $2.1 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 27%, or $14.2 million, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.  Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	% of Net Sales	2020	% of Net Sales
North America	$53,921	3.3%	$42,341	2.5%
EMEA	10,090	2.1%	8,320	2.0%
APAC	3,013	5.1%	2,202	4.3%
Consolidated	$67,024	3.1%	$52,863	2.5%

North America’s earnings from operations for the three months ended March 31, 2021 increased $11.6 million, or 27%, compared to the three months ended March 31, 2020.  As a percentage of net sales, earnings from operations increased by approximately 80 basis points to 3.3%.  The increase in earnings from operations was primarily driven by gains realized on the sale of properties, a net decrease in selling and administrative expenses and no acquisition and integration related expenses in the current period when compared to the three months ended March 31, 2020.

EMEA’s earnings from operations for the three months ended March 31, 2021 increased $1.8 million, or 21% (increasing 9% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2020.  As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 2.1%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended March 31, 2020.

APAC’s earnings from operations for the three months ended March 31, 2021 increased $811,000, or 37% (increasing 23% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2020.  As a percentage of net sales, earnings from operations increased by approximately 80 basis points to 5.1%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended March 31, 2020.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense, net for the three months ended March 31, 2021 decreased 16%, or $1.9 million, compared to the three months ended March 31, 2020.  The decrease was due primarily to lower average daily balances and lower borrowing rates under our ABL facility, which was partially offset by increased imputed interest under our inventory financing facilities and the Notes.

Imputed interest under the Notes was $2.6 million for the three months ended March 31, 2021, compared to $2.5 million for the three months ended March 31, 2020. Imputed interest under our inventory financing facilities was $3.6 million for the three months ended March 31, 2021 compared to $2.8 million for the three months ended March 31, 2020.  The increase in imputed interest under our inventory financing facilities was a result of expanded use of the facilities, in part as a result of expanded payment terms during the current period.  For a

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 23.8% for the three months ended March 31, 2021 was higher than our effective tax rate of 20.3% for the three months ended March 31, 2020.  The increase in our effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was partially due to the rate impact of tax benefits associated with the CARES Act which did not recur in 2021.

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$42,706	$93,126
Net cash provided by investing activities	19,364	430
Net cash used in financing activities	(49,267)	(141,766)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(2,445)	(3,615)
Increase (decrease) in cash, cash equivalents and restricted cash	10,358	(51,825)
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$140,940	$64,472

Cash and Cash Flow

•	Our primary uses of cash during the three months ended March 31, 2021 were to pay down our debt balances and to fund our working capital requirements.
•	Operating activities provided $42.7 million in cash during the three months ended March 31, 2021, compared to $93.1 million during the three months ended March 31, 2020.
•

We had net repayments under our inventory financing facilities of $17.8 million during the three months ended March 31, 2021, compared to net repayments of $764,000 during the three months ended March 31, 2020.

•	Net repayments under our ABL facility during the three months ended March 31, 2021 and 2020 were $24.0 million and $110.2 million, respectively.
•	Capital expenditures were $7.8 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively.
•

We received proceeds from the sale of our properties held for sale of $27.2 million in the three months ended March 31, 2021 compared to proceeds of $14.2 million in the three months ended March 31, 2020.

•

During the three months ended March 31, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020.  There were no share repurchases in the three months ended March 31, 2021.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and healthy liquidity position. The Company had capacity of up to $1.2 billion under our ABL facility as of March 31, 2021. For the remainder of 2021, we plan to be prudent in our use of cash, using available cash to fund business operations and to pay down our ABL facility and inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities

•	Cash flow from operating activities in the first three months of 2021 was $42.7 million compared to $93.1 million in the first three months of 2020.
•

The decrease in cash flow from operating activities was primarily driven by an increase in working capital needs, including investments in inventory to support specific client programs and additional short-term demand in the first three months of 2021 compared to the first three months of 2020.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2021	2020
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	106	104
Days inventory outstanding (“DIOs”) (b)	11	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(86)	(77)
Cash conversion cycle (days) (d)	31	38

(a)

Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales.  Daily net sales is calculated as net sales for the quarter divided by 90 and 91 days in 2021 and 2020, respectively.

(b)

Calculated as average inventories divided by daily costs of goods sold.  Average inventories is calculated as the sum of the balances of inventories at the beginning of the quarter plus inventories at the end of the quarter divided by two.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 and 91 days in 2021 and 2020, respectively.

(c)

Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facilities at the end of the quarter divided by daily costs of goods sold.  Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 and 91 days in 2021 and 2020, respectively.

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 31 days in the first quarter of 2021, down 7 days from the first quarter of 2020.
•

The net changes were a result of a 2 day increase in DSOs and a 9 day increase in DPOs. Excluding the impacts of software netting, DSOs decreased due to improvements in aging of receivables.  The increase in DPOs was primarily due to increases in balances in the current period in part due to the extension of terms on our inventory financing facilities.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2021 in excess of working capital needs, to pay down our ABL facility and inventory financing facilities.

Net cash provided by investing activities

•	We received proceeds from the sale of properties held for sale of $27.2 million in the first three months of 2021 compared to proceeds of $14.2 million in the first three months of 2020.
•	Capital expenditures were $7.8 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively.
•	We acquired vNext in February 2020 for $6.4 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

We expect capital expenditures for the full year 2021 to be in a range of $75.0 million to $85.0 million, the majority of which will be used to ready our global corporate headquarters and to fund technology-related projects.

Net cash used in financing activities

•	During the three months ended March 31, 2021, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $24.0 million.
•	During the three months ended March 31, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $110.2 million.
•

We had net repayments under our inventory financing facilities of $17.8 million during the three months ended March 31, 2021 compared to net repayments of $764,000 during the three months ended March 31, 2020.

•

During the three months ended March 31, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to a repurchase program approved in February 2020, with no comparable repurchases during the three months ended March 31, 2021.

Financing Facilities

Our debt balance as of March 31, 2021 was $417.2 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	The Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2021, no such events have occurred.
•

Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.  The credit agreement contains customary affirmative and negative covenants and events of default.  At March 31, 2021, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $540.0 million, of which $309.1 million was outstanding at March 31, 2021.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of March 31, 2021, we had approximately $118.8 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia, Canada and the Netherlands.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Off-Balance Sheet Arrangements

We have entered into off-balance sheet arrangements, which include indemnifications.  The indemnifications are discussed in Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report and such discussion is incorporated by reference herein.  We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our business, financial condition or results of operations.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

INSIGHT ENTERPRISES, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of March 31, 2021, the fair market value of our Notes was $513 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

INSIGHT ENTERPRISES, INC.

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings.

For a discussion of legal proceedings, see “– Legal Proceedings” in Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report, which section is incorporated by reference herein.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), which could materially affect our business, financial condition or future results.  The risks described in our Annual Report are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	—	$—	—	$25,000,004
February 1, 2021 through February 28, 2021	—	—	—	25,000,004
March 1, 2021 through March 31, 2021	—	—	—	25,000,004
Total	—	$—	—

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. There is no stated expiration date for this share repurchase plan.  As of March 31, 2021, $25 million remained available for repurchases under this share repurchase plan.

On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125 million of common stock, including the $25 million that remained available from the February 2020 authorization.  There is no stated expiration date for this share repurchase plan.

In accordance with the share repurchase plan, share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades,

INSIGHT ENTERPRISES, INC.

through 10b5-1 plans or otherwise, at management’s discretion.  The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Executive Management Separation Plan					X
10.2	Amendment to the Service Agreement dated October 25, 2013 between Insight Technology Solutions GmbH and Wolfgang Ebermann	8-K	000-25092	10.1	January 6, 2021
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2021	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)