Form 10-Q
period 2021-06-30
INSIGHT ENTERPRISES INC
filed 2021-08-05
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

The number of shares outstanding of the issuer’s common stock as of July 30, 2021 was 34,855,832.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended June 30, 2021

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

•	general economic conditions, economic uncertainties and changes in geopolitical conditions;

INSIGHT ENTERPRISES, INC.

•	changes in the IT Industry and/or rapid changes in technology;
•	supply constraints for hardware including devices;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	the risks associated with our international operations;
•	natural disasters or other adverse occurrences;
•	disruptions in our IT systems and voice and data networks;
•	cyberattacks or breaches of data privacy and security regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our potential to draw down a substantial amount of indebtedness;
•	the conditional conversion feature of the convertible senior notes (the “Notes”), which has been triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on the Company’s reported financial results;
•	the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the Notes (the “Call Spread Transactions”);
•	risks associated with the discontinuation of LIBOR as a benchmark rate;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	our dependence on certain key personnel;
•	risks associated with the integration and operation of acquired businesses, including PCM and the achievement of expected synergies and benefits; and
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$107,813	$128,313
Accounts receivable, net of allowance for doubtful accounts of $15,716 and $15,106, respectively	3,045,324	2,685,448
Inventories	214,385	185,650
Other current assets	187,707	177,039
Total current assets	3,555,229	$3,176,450
Property and equipment, net of accumulated depreciation and amortization of $257,398 and $256,065, respectively	149,979	146,016
Goodwill	430,846	429,368
Intangible assets, net of accumulated amortization of $119,337 and $103,483, respectively	232,487	246,915
Other assets	298,506	311,983
	$4,667,047	$4,310,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,782,131	$1,461,312
Accounts payable—inventory financing facilities	309,316	356,930
Accrued expenses and other current liabilities	391,557	408,117
Current portion of long-term debt	650	1,105
Total current liabilities	2,483,654	2,227,464
Long-term debt	483,252	437,581
Deferred income taxes	35,268	33,209
Other liabilities	263,046	270,049
	3,265,220	2,968,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,845 shares at June 30, 2021 and 35,103 shares at December 31, 2020 issued and outstanding	348	351
Additional paid-in capital	361,412	364,288
Retained earnings	1,050,074	993,245
Accumulated other comprehensive loss – foreign currency translation adjustments	(10,007)	(15,455)
Total stockholders’ equity	1,401,827	1,342,429
	$4,667,047	$4,310,732

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Products	$1,889,178	$1,672,933	$3,782,198	$3,521,249
Services	340,323	295,802	640,371	591,537
Total net sales	2,229,501	1,968,735	4,422,569	4,112,786
Costs of goods sold:
Products	1,715,729	1,517,947	3,436,987	3,188,185
Services	147,089	126,399	287,425	274,876
Total costs of goods sold	1,862,818	1,644,346	3,724,412	3,463,061
Gross profit	366,683	324,389	698,157	649,725
Operating expenses:
Selling and administrative expenses	277,087	242,580	548,277	511,443
Severance and restructuring expenses, net	1,127	7,010	(5,613)	9,154
Acquisition and integration related expenses	—	611	—	2,077
Earnings from operations	88,469	74,188	155,493	127,051
Non-operating (income) expense:
Interest expense, net	9,583	10,219	19,552	22,045
Other expense (income), net	346	1,098	734	(465)
Earnings before income taxes	78,540	62,871	135,207	105,471
Income tax expense	19,979	16,486	33,478	25,125
Net earnings	$58,561	$46,385	$101,729	$80,346
Net earnings per share:
Basic	$1.67	$1.32	$2.89	$2.29
Diluted	$1.58	$1.32	$2.76	$2.27
Shares used in per share calculations:
Basic	35,097	35,060	35,148	35,147
Diluted	37,135	35,260	36,917	35,453

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings	$58,561	$46,385	$101,729	$80,346
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,528	7,619	5,448	(10,212)
Total comprehensive income	$64,089	$54,004	$107,177	$70,134

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at March 31, 2020	35,049	$350	—	$—	$351,648	$(55,995)	$854,566	$1,150,569
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	21	1	—	—	(49)	—	(1)	(49)
Stock-based compensation expense	—	—	—	—	2,832	—	—	2,832
Foreign currency translation adjustments, net of tax	—	—	—	—	—	7,619	—	7,619
Net earnings	—	—	—	—	—	—	46,385	46,385
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356

Balances at March 31, 2021	35,320	$353	—	$—	$361,935	$(15,535)	$1,036,413	$1,383,166
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	22	—	—	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	—	—	4,659	—	—	4,659
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,528	—	5,528
Net earnings	—	—	—	—	—	—	58,561	58,561
Balances at June 30, 2021	34,845	$348	—	$—	$361,412	$(10,007)	$1,050,074	$1,401,827

Balances at December 31, 2019	35,263	$353	—	$ —	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	252	3	—	—	(5,339)	—	(1)	(5,337)
Stock-based compensation expense	—	—	—	—	7,241	—	—	7,241
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,503)	—	(20,492)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(10,212)	—	(10,212)
Net earnings	—	—	—	—	—	—	80,346	80,346
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356

Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	239	2	—	—	(7,156)	—	—	(7,154)
Stock-based compensation expense	—	—	—	—	9,375	—	—	9,375
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,448	—	5,448
Net earnings	—	—	—	—	—	—	101,729	101,729
Balances at June 30, 2021	34,845	$348	—	$—	$361,412	$(10,007)	$1,050,074	$1,401,827

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$101,729	$80,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,498	34,623
Provision for losses on accounts receivable	3,838	6,570
Non-cash stock-based compensation	9,375	7,241
Deferred income taxes	1,815	(1,464)
Amortization of debt discount	8,375	8,002
Other adjustments	(5,308)	2,829
Changes in assets and liabilities:
Increase in accounts receivable	(362,109)	(182,511)
Increase in inventories	(31,072)	(26,647)
(Increase) decrease in other assets	(8,282)	46,088
Increase in accounts payable	294,860	529,742
Decrease in accrued expenses and other liabilities	(36,532)	(7,290)
Net cash provided by operating activities	5,187	497,529
Cash flows from investing activities:
Proceeds from sale of assets held for sale	27,211	14,218
Purchases of property and equipment	(16,837)	(14,494)
Acquisitions, net of cash and cash equivalents acquired	—	(6,406)
Net cash provided by (used in) investing activities	10,374	(6,682)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,838,680	1,381,179
Repayments on ABL revolving credit facility	(1,798,680)	(1,807,421)
Net (repayments) borrowings under inventory financing facilities	(17,538)	7,457
Repurchases of common stock	(50,000)	(25,000)
Other payments	(7,944)	(6,791)
Net cash used in financing activities	(35,482)	(450,576)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(594)	(814)
(Decrease) increase in cash, cash equivalents and restricted cash	(20,515)	39,457
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$110,067	$155,754

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2021 and our results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.  The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”.  The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity.  The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments.  As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt.  The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method.  The guidance will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis.  The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements; however, we expect our consolidated statements of operations and consolidated balance sheets will be significantly impacted following adoption of this new standard on January 1, 2022, as we will no longer report accreted interest on the Notes and the full par value of the Notes will be reflected as debt.

There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 that affect or may affect our current financial statements.
2.	Receivables, Contract Liabilities and Performance Obligations

The following table provides information about receivables and contract liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Current receivables, which are included in “Accounts receivable, net”	$3,045,324	$2,685,448
Non-current receivables, which are included in “Other assets”	146,227	154,662
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	105,515	107,158

Changes in the contract liabilities balances during the six months ended June 30, 2021 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2020	$107,158
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(53,771)
Cash received in advance and not recognized as revenue	52,128
Balances at June 30, 2021	$105,515

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

During the six months ended June 30, 2020, the Company recognized revenue of $32,682,000 related to its contract liabilities.

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2021	$74,988
2022	56,887
2023	26,030
2024 and thereafter	20,528
Total remaining performance obligations	$178,433

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2021 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 23 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

3.	Assets Held for Sale

During the first half of 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000.  We intend to use the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.  During the first half of 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net earnings	$58,561	$46,385	$101,729	$80,346
Denominator:
Weighted average shares used to compute basic EPS	35,097	35,060	35,148	35,147
Dilutive potential common shares due to dilutive RSUs, net of tax effect	378	200	420	306
Dilutive potential common shares due to the Notes	1,660	—	1,349	—
Weighted average shares used to compute diluted EPS	37,135	35,260	36,917	35,453
Net earnings per share:
Basic	$1.67	$1.32	$2.89	$2.29
Diluted	$1.58	$1.32	$2.76	$2.27

For the three and six months ended June 30, 2021, 200 and 100, respectively, of our RSUs were excluded from the diluted EPS calculations.  Certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2020, 400,000 and 243,000, respectively, of our RSUs and certain potential outstanding shares from the Notes and warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
ABL revolving credit facility	$180,000	$140,000
Convertible senior notes due 2025	302,415	296,419
Finance leases and other financing obligations	1,487	2,267
Total	483,902	438,686
Less: current portion of long-term debt	(650)	(1,105)
Long-term debt	$483,252	$437,581

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our senior secured revolving credit facility (the “ABL facility”), has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of June 30, 2021, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $180,000,000 was outstanding.

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

Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “market price trigger”); (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

increase for a holder who elects to convert their Notes in connection with those events or during the related redemption period in certain circumstances.

Our convertible notes exceeded the market price trigger of $88.82 in the second quarter of 2021 making the notes convertible at the option of the holders at any time through the maturity date.  None of the note holders have exercised their rights at this time.

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

The Notes are subject to certain customary events of default and acceleration clauses.  As of June 30, 2021, no such events have occurred.

The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(47,585)	(53,581)
Net carrying amount	$302,415	$296,419

Equity, net of deferred tax	$44,731	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 3.625 years.  The effective interest rate on the liability component of the Notes is 4.325%.

Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

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

Inventory Financing Facilities

On June 28, 2021, we entered into an unsecured inventory financing facility in Canada (the “Canada facility”) with a maximum borrowing capacity of $25,000,000.  This facility will stay in effect until it is terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at Canadian Dollar Offered Rate plus 4.50%.  Amounts outstanding under this facility will be classified as accounts payable – inventory financing facilities in the accompanying balance sheets.

Additionally, we have a $250,000,000 unsecured inventory financing facility with each of MUFG Bank Ltd (“MUFG”) and PNC Bank, N.A. (“PNC”) and a $40,000,000 unsecured inventory financing facility in EMEA.  As of June 30, 2021, our combined inventory financing facilities had a total maximum capacity of $565,000,000, of which $309,316,000 was outstanding.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00%, LIBOR plus 4.50% and 0.25% on the MUFG, PNC and EMEA facilities, respectively.  The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
6.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2021 was 25.4% and 24.8%, respectively.  For the three months ended June 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.  For the six months ended June 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share based compensation and tax benefits related to research and development activities.

Our effective tax rate for the three and six months ended June 30, 2020 was 26.2% and 23.8%, respectively. For the three months ended June 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.  For the six months ended June 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by the remeasurement of acquired net operating losses under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the recognition of tax benefits related to research and development activities.

As of June 30, 2021, and December 31, 2020, we had approximately $11,486,000 and $10,546,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately $870,000 and $749,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.

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

7.Share Repurchase Program

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock.  On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock, including the $25,000,000 that remained available from the February 2020 authorization.  Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

During the six months ended June 30, 2021, we repurchased 497,243 shares of our common stock on the open market at a total cost of $49,999,979 (an average price of $100.55 per share).  During the six months ended June 30, 2020, we repurchased 444,813 shares of our common stock on the open market at a total cost of $24,999,996 (an average price of $56.20 per share).  All shares repurchased during the six months ended June 30, 2021 and 2020 were retired.
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

Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2021.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2021.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

9.Segment Information

We operate in three reportable geographic operating segments: North America; EMEA; and APAC.  Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services, including cloud solutions.  Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services and cloud solutions.

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,168,770	$170,406	$11,768	$1,350,944
Software	331,809	184,986	21,439	$538,234
Services	259,050	61,982	19,291	$340,323
	$1,759,629	$417,374	$52,498	$2,229,501
Major Client Groups
Large Enterprise / Corporate	$1,219,953	$297,677	$25,663	$1,543,293
Commercial	362,744	17,166	16,110	396,020
Public Sector	176,932	102,531	10,725	290,188
	$1,759,629	$417,374	$52,498	$2,229,501
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,661,386	$380,325	$44,835	$2,086,546
Net revenue recognition (Agent)	98,243	37,049	7,663	142,955
	$1,759,629	$417,374	$52,498	$2,229,501

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,023,970	$153,255	$6,834	$1,184,059
Software	286,202	186,781	15,891	488,874
Services	228,975	51,981	14,846	295,802
	$1,539,147	$392,017	$37,571	$1,968,735
Major Client Groups
Large Enterprise / Corporate	$1,023,562	$273,147	$16,102	$1,312,811
Commercial	332,384	13,178	15,562	361,124
Public Sector	183,201	105,692	5,907	294,800
	$1,539,147	$392,017	$37,571	$1,968,735
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,451,922	$359,206	$31,063	$1,842,191
Net revenue recognition (Agent)	87,225	32,811	6,508	126,544
	$1,539,147	$392,017	$37,571	$1,968,735

	Six Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,278,259	$366,377	$21,333	$2,665,969
Software	640,547	419,409	56,273	$1,116,229
Services	495,604	110,424	34,343	$640,371
	$3,414,410	$896,210	$111,949	$4,422,569
Major Client Groups
Large Enterprise / Corporate	$2,391,381	$606,752	$44,739	$3,042,872
Commercial	706,789	37,699	28,777	773,265
Public Sector	316,240	251,759	38,433	606,432
	$3,414,410	$896,210	$111,949	$4,422,569
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,231,027	$831,302	$97,698	$4,160,027
Net revenue recognition (Agent)	183,383	64,908	14,251	262,542
	$3,414,410	$896,210	$111,949	$4,422,569

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Six Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,152,456	$328,224	$14,580	$2,495,260
Software	591,365	387,863	46,761	1,025,989
Services	469,707	94,816	27,014	591,537
	$3,213,528	$810,903	$88,355	$4,112,786
Major Client Groups
Large Enterprise / Corporate	$2,184,310	$565,435	$29,127	$2,778,872
Commercial	718,460	30,920	29,216	778,596
Public Sector	310,758	214,548	30,012	555,318
	$3,213,528	$810,903	$88,355	$4,112,786
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,052,436	$751,465	$76,817	$3,880,718
Net revenue recognition (Agent)	161,092	59,438	11,538	232,068
	$3,213,528	$810,903	$88,355	$4,112,786

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2021 or 2020.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,500,579	$355,392	$33,207	$1,889,178
Services	259,050	61,982	19,291	340,323
Total net sales	1,759,629	417,374	52,498	2,229,501
Costs of goods sold:
Products	1,358,357	327,550	29,822	1,715,729
Services	122,375	16,295	8,419	147,089
Total costs of goods sold	1,480,732	343,845	38,241	1,862,818
Gross profit	278,897	73,529	14,257	366,683
Operating expenses:
Selling and administrative expenses	213,900	53,957	9,230	277,087
Severance and restructuring expenses	878	240	9	1,127
Earnings from operations	$64,119	$19,332	$5,018	$88,469

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,310,172	$340,036	$22,725	$1,672,933
Services	228,975	51,981	14,846	295,802
Total net sales	1,539,147	392,017	37,571	1,968,735
Costs of goods sold:
Products	1,187,178	310,279	20,490	1,517,947
Services	107,073	13,558	5,768	126,399
Total costs of goods sold	1,294,251	323,837	26,258	1,644,346
Gross profit	244,896	68,180	11,313	324,389
Operating expenses:
Selling and administrative expenses	187,313	48,177	7,090	242,580
Severance and restructuring expenses	4,904	2,093	13	7,010
Acquisition and integration related expenses	611	—	—	611
Earnings from operations	$52,068	$17,910	$4,210	$74,188

	Six Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,918,806	$785,786	$77,606	$3,782,198
Services	495,604	110,424	34,343	640,371
Total net sales	3,414,410	896,210	111,949	4,422,569
Costs of goods sold:
Products	2,642,233	723,734	71,020	3,436,987
Services	239,791	32,912	14,722	287,425
Total costs of goods sold	2,882,024	756,646	85,742	3,724,412
Gross profit	532,386	139,564	26,207	698,157
Operating expenses:
Selling and administrative expenses	420,706	109,404	18,167	548,277
Severance and restructuring expenses	(6,360)	738	9	(5,613)
Earnings from operations	$118,040	$29,422	$8,031	$155,493

	Six Months Ended June 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,743,821	$716,087	$61,341	$3,521,249
Services	469,707	94,816	27,014	591,537
Total net sales	3,213,528	810,903	88,355	4,112,786
Costs of goods sold:
Products	2,475,375	656,028	56,782	3,188,185
Services	236,329	27,921	10,626	274,876
Total costs of goods sold	2,711,704	683,949	67,408	3,463,061
Gross profit	501,824	126,954	20,947	649,725
Operating expenses:
Selling and administrative expenses	398,516	98,421	14,506	511,443
Severance and restructuring expenses	7,026	2,099	29	9,154
Acquisition-related expenses	1,873	204	—	2,077
Earnings from operations	$94,409	$26,230	$6,412	$127,051

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2021	December 31, 2020
North America	$4,786,742	$4,837,155
EMEA	975,626	735,771
APAC	163,587	155,761
Corporate assets and intercompany eliminations, net	(1,258,908)	(1,417,955)
Total assets	$4,667,047	$4,310,732

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization of property and equipment:
North America	$4,864	$5,826	$9,671	$11,652
EMEA	1,202	1,249	2,434	2,577
APAC	142	137	284	272
	6,208	7,212	12,389	14,501
Amortization of intangible assets:
North America	7,440	9,371	14,857	18,864
EMEA	501	534	997	1,040
APAC	127	109	255	218
	8,068	10,014	16,109	20,122
Total	$14,276	$17,226	$28,498	$34,623

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

On a consolidated basis, for the three months ended June 30, 2021:

•

Net sales of $2.2 billion increased 13% compared to the three months ended June 30, 2020.  The increase in net sales reflects a double digit increase in all major offering categories of net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 10% compared to the second quarter of 2020.

•

Gross profit of $366.7 million increased 13% compared to the three months ended June 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 9% compared to the second quarter of 2020.

•

Compared to the three months ended June 30, 2020, gross margin contracted approximately 10 basis points to 16.4% of net sales in the three months ended June 30, 2021. This decline reflects a decrease in margins on hardware and software net sales, partially offset by an increase in the mix of higher margin services net sales compared to the same period in the prior year.

•

Earnings from operations increased 19%, year over year, to $88.5 million in the second quarter of 2021 compared to $74.2 million in the second quarter of 2020.  The increase was primarily due to increased gross profit, a reduction in severance and restructuring expenses and no acquisition and integration related expenses in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 15% year over year.

•

Net earnings and diluted earnings per share were $58.6 million and $1.58, respectively, for the second quarter of 2021.  This compares to net earnings of $46.4 million and diluted earnings per share of $1.32 for the second quarter of 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recent Developments – Impact of COVID-19 and Supply Constraints on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation.  While we did not see a significant impact of COVID-19 on our second quarter 2021 financial results, continued supply constraints stemming from shortages of chips and displays resulted in sustained elevated bookings as we entered the third quarter. We currently expect these supply constraints and extended lead times for certain products will begin to ease by the end of 2021 and expect growth in net sales in the second half of 2021 compared to the same period in the prior year.

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

Results of Operations

The COVID-19 pandemic negatively impacted the global economy and disrupted global supply chains and workforce participation.  While we did not observe significant impacts on our second quarter financial results, we believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.

The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	83.6	83.5	84.2	84.2
Gross profit	16.4	16.5	15.8	15.8
Selling and administrative expenses	12.4	12.3	12.4	12.4
Severance and restructuring expenses and acquisition and integration related expenses	—	0.4	(0.1)	0.3
Earnings from operations	4.0	3.8	3.5	3.1
Non-operating expense, net	0.5	0.6	0.5	0.5
Earnings before income taxes	3.5	3.2	3.0	2.6
Income tax expense	0.9	0.8	0.7	0.6
Net earnings	2.6%	2.4%	2.3%	2.0%

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

Net Sales.  Net sales for the three months ended June 30, 2021 increased 13%, year over year, to $2.2 billion compared to the three months ended June 30, 2020.  This increase reflects increases in all of our operating segments.  Net sales for the six months ended June 30, 2021 increased 8% year over year to $4.4 billion compared to the six months ended June 30, 2020.  Our net sales by operating segment were as follows for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change
North America	$1,759,629	$1,539,147	14%	$3,414,410	$3,213,528	6%
EMEA	417,374	392,017	6%	896,210	810,903	11%
APAC	52,498	37,571	40%	111,949	88,355	27%
Consolidated	$2,229,501	$1,968,735	13%	$4,422,569	$4,112,786	8%

Our net sales by offering category for North America for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$1,168,770	$1,023,970	14%	$2,278,259	$2,152,456	6%
Software	331,809	286,202	16%	640,547	591,365	8%
Services	259,050	228,975	13%	495,604	469,707	6%
	$1,759,629	$1,539,147	14%	$3,414,410	$3,213,528	6%

Net sales in North America increased 14%, or $220.5 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by increases in hardware net sales.  Net sales of hardware, software and services increased 14%, 16% and 13%, respectively, year over year.  The changes for the three months ended June 30, 2021 were the result of the following:

•

The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients of devices and networking and storage products. The increase in volume of sales compared to the same period in the prior year was largely due to the impacts of COVID-19 experienced in the prior year.

•

The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.

•	The increase in services net sales was primarily due to an increase in net sales associated with cloud solution offerings and higher sales of Insight delivered services.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net sales in North America increased 6%, or $200.9 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by increases in hardware and software net sales.  Net sales of hardware, software and services increased 6%, 8% and 6%, respectively, year over year.  The increase for the first half of 2021 was the result of the following:

•	The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients.
•

The increase in software net sales was primarily due to a single significant transaction with a large enterprise client in the current period, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.

•	The increase in services net sales was primarily due to an increase in net sales associated with cloud solution offerings.

Our net sales by offering category for EMEA for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$170,406	$153,255	11%	$366,377	$328,224	12%
Software	184,986	186,781	(1%)	419,409	387,863	8%
Services	61,982	51,981	19%	110,424	94,816	16%
	$417,374	$392,017	6%	$896,210	$810,903	11%

Net sales in EMEA increased 6%, or $25.4 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 4%, year to year.  Net sales of hardware and services increased 11% and 19%, respectively, year over year.  Net sales of software decreased 1%, year to year.  The net changes for the three months ended June 30, 2021 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volumes of devices and networking products to corporate clients, partially offset by a lower volume of sales to public sector clients.
•	The increase in services net sales was due primarily to higher volume of Insight delivered services and higher sales of cloud solutions.
•	The slight decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, partially offset by higher volume of sales to public sector clients.

Net sales in EMEA increased 11%, or $85.3 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 1%, year over year.  Net sales of hardware, software and services increased 12%, 8% and 16%, respectively, year over year.  The net changes for the first half of 2021 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices and networking products to corporate and public sector clients.
•	The increase in software net sales was due to higher volume of sales to public sector and corporate clients, partially offset by the continued migration of on-premise software to cloud solutions.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The increase in services net sales was due primarily to higher volume of Insight delivered services and higher sales of cloud solutions.

Our net sales by offering category for APAC for the three months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$11,768	$6,834	72%	$21,333	$14,580	46%
Software	21,439	15,891	35%	56,273	46,761	20%
Services	19,291	14,846	30%	34,343	27,014	27%
	$52,498	$37,571	40%	$111,949	$88,355	27%

Net sales in APAC increased 40%, or $14.9 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 24%, year over year.  Net sales of hardware, software and services increased by 72%, 35% and 30%, respectively, year over year.  The changes for the three months ended June 30, 2021 were the result of the following:

•	The increase in software net sales was primarily due to an increase in sales to corporate and public sector clients.
•	The increase in hardware net sales was primarily the result of large transactions with corporate and enterprise clients combined with a return to sales volumes experienced before COVID-19.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services and higher sales of cloud solutions.

Net sales in APAC increased 27%, or $23.6 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 11%, year over year.  Net sales of hardware, software and services increased by 46%, 20% and 27%, respectively, year over year.  The net changes for the first half of 2020 were the result of the following:

•	The increase in software net sales was primarily due to an increase in net sales to corporate and public sector clients.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services and cloud solutions.
•	The increase in hardware net sales was primarily the result of large transactions with corporate and enterprise clients combined with a return to sales volumes experienced before COVID-19.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2021 and 2020:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	66%	66%	41%	39%	22%	18%
Software	19%	19%	44%	48%	41%	42%
Services	15%	15%	15%	13%	37%	40%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	67%	67%	41%	40%	19%	16%
Software	19%	18%	47%	48%	50%	53%
Services	14%	15%	12%	12%	31%	31%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 13%, or $42.3 million, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, with gross margin contracting approximately 10 basis points to 16.4% for the three months ended June 30, 2021 compared to 16.5% for the three months ended June 30, 2020.  Gross profit increased 7%, or $48.4 million, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, with gross margin remaining flat at 15.8% for the first half of 2021 compared to the first half of 2020.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of Net Sales	2020	% of Net Sales	2021	% of Net Sales	2020	% of Net Sales
North America	$278,897	15.8%	$244,896	15.9%	$532,386	15.6%	$501,824	15.6%
EMEA	73,529	17.6%	68,180	17.4%	139,564	15.6%	126,954	15.7%
APAC	14,257	27.2%	11,313	30.1%	26,207	23.4%	20,947	23.7%
Consolidated	$366,683	16.4%	$324,389	16.5%	$698,157	15.8%	$649,725	15.8%

North America’s gross profit for the three months ended June 30, 2021 increased 14%, or $34.0 million, compared to the three months ended June 30, 2020.  As a percentage of net sales, gross margin contracted 10 basis points to 15.8% for the second quarter of 2021.  The year over year changes in gross margin were primarily attributable to the following:

•

There was a decrease in margin from services net sales of 15 basis points, partially offset by an increase in product margin, which includes partner funding and freight, of 9 basis points compared to the same period in the prior year.

•	The decrease in margin from services net sales during the current quarter reflects a contraction in margin from Insight delivered services and a reduction of referral fees.
•	The increase in product margin is primarily the result of sales of hardware and software at higher margins than in the same period in the prior year.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the six months ended June 30, 2021 increased 6%, or $30.6 million, compared to the three months ended June 30, 2020.  As a percentage of net sales, gross margin was flat at 15.6% for the first half of 2021.  The year over year net changes in gross margin were primarily attributable to the following:

•

There was a decrease in product margin, which includes partner funding and freight, of 25 basis points offset by an increase in margin from services net sales of 23 basis points compared to the same period in the prior year.

•	The decrease in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
•	The increase in margin from services net sales during the current quarter reflects an increase in margin from cloud solutions and other services that are recorded net.

EMEA’s gross profit for the three months ended June 30, 2021 increased $5.3 million, or 8%, year over year (decreasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2020.  As a percentage of net sales, gross margin increased approximately 20 basis points, year over year.  The year over year net increase in gross margin was primarily attributable to an increase in higher margin services net sales, including cloud solutions and Insight delivered services, of 115 basis points, partially offset by a decrease in product margin, which includes partner funding and freight, of 92 basis points.

EMEA’s gross profit for the six months ended June 30, 2021, increased $12.6 million, or 10% (flat when excluding the effects of fluctuating foreign currency exchange rates), compared to the first half of 2020.  As a percentage of net sales, gross margin contracted approximately 10 basis points, year to year.  The year to year decline in gross margin was primarily attributable to a decrease in product margin, which includes partner funding and freight, of 48 basis points, partially offset by a net increase in services margin, including cloud solutions and Insight delivered services, of 40 basis points.

APAC’s gross profit for the three months ended June 30, 2021 increased $2.9 million, or 26%, compared to the three months ended June 30, 2020 (increasing 11% when excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin contracted approximately 290 basis points, year to year.  The decrease in gross margin in the second quarter of 2021 compared to the second quarter of 2020 was due to a decrease in gross margin on services net sales of 345 basis points.  This was primarily due to changes in sales mix including from Insight delivered services.  The decline was partially offset by an increase in gross margin on product net sales, which includes partner funding and freight, of 50 basis points.

APAC’s gross profit for the first half of 2021 increased $5.3 million, or 25% compared to the first half of 2020 (increasing 10% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin contracted approximately 30 basis points, year to year.  The decrease in gross margin in the first six months of 2021 compared to the first six months of 2020 was primarily due to a decline in gross margins from services net sales of 102 basis points, partially offset by an increase in gross margin on product net sales, which includes partner funding and freight, of 72 basis points.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $34.5 million, or 14% (increasing 11% when excluding fluctuating foreign currency exchange rates), for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  Selling and administrative expenses increased $36.8 million, or 7% (increasing 2% when excluding fluctuating foreign currency exchange rates), for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Selling and administrative expenses increased approximately 10 basis points as a percentage of net sales in the second quarter of 2021 compared to the second quarter of 2020.  The overall net increase in selling and administrative expenses reflects a $36.3 million net increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year.  This increase was partially offset by decreases in depreciation and amortization and other expenses of $3.1 million and $2.4 million respectively, year to year.

Selling and administrative expenses remained flat as a percentage of net sales in the first half of 2021 compared to the first half of 2020.  The overall net increase in selling and administrative expenses reflects a $55.2 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount and increases in variable compensation in the current year. This increase was partially offset by decreases in depreciation and amortization, travel and entertainment costs and other expenses of $7.1 million, $5.4 million and $5.1 million, respectively, year to year.  The decreases in travel and entertainment costs reflect cost control measures taken in response to COVID-19 in the prior year that have been maintained in the current year.

Severance and Restructuring Expenses, Net.  During the three months ended June 30, 2021, we recorded severance expense, net of adjustments, of approximately $1.1 million. Comparatively, during the three months ended June 30, 2020, we recorded severance expense, net of adjustments, of approximately $7.0 million.  The charges primarily related to a realignment of certain roles and responsibilities and for North America and EMEA in the prior year period due to the acquisition of PCM.

During the six months ended June 30, 2021, we recorded severance expense, net of adjustments, of approximately $2.4 million. Comparatively, during the six months ended June 30, 2020, we recorded severance expense, net of adjustments, of approximately $9.2 million.  The charges primarily related to a realignment of certain roles and responsibilities and for North America and EMEA in the prior year period due to the acquisition of PCM.  In the six months ended June 30, 2021, severance charges were offset by gains on sale of properties of $8.0 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 19%, or $14.3 million, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  Earnings from operations increased 22%, or $28.4 million, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% of Net Sales	2020	% of Net Sales	2021	% of Net Sales	2020	% of Net Sales
North America	$64,119	3.6%	$52,068	3.4%	$118,040	3.5%	$94,409	2.9%
EMEA	19,332	4.6%	17,910	4.6%	29,422	3.3%	26,230	3.2%
APAC	5,018	9.6%	4,210	11.2%	8,031	7.2%	6,412	7.3%
Consolidated	$88,469	4.0%	$74,188	3.8%	$155,493	3.5%	$127,051	3.1%

North America’s earnings from operations for the three months ended June 30, 2021 increased $12.1 million, or 23%, compared to the three months ended June 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 3.6%.  The increase in earnings from operations was primarily driven by an increase in gross profit, a decrease in severance and restructuring expenses and no acquisition and integration related expenses in the current period, partially offset by a net increase in selling and administrative expenses when compared to the three months ended June 30, 2020.

North America’s earnings from operations for the six months ended June 30, 2021 increased $23.6 million, or 25%, compared to the six months ended June 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 60 basis points to 3.5%. The increase in earnings from operations was primarily driven by an increase in gross profit, a decrease in severance and restructuring expenses (including gains recognized on sale of properties) and no acquisition and integration related expenses in the current period, partially offset by an increase in selling and administrative expenses when compared to the six months ended June 30, 2020.

EMEA’s earnings from operations for the three months ended June 30, 2021 increased $1.4 million, or 8% (decreasing 1% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2020.  As a percentage of net sales, earnings from operations was flat with prior year at 4.6%.  The increase in earnings from operations was primarily driven by an increase in gross profit and a decrease in severance and restructuring expenses, partially offset by an increase in selling and administrative expenses compared to the three months ended June 30, 2020.

EMEA’s earnings from operations for the six months ended June 30, 2021 increased $3.2 million, or 12% (increasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 3.3%.  The increase in earnings from operations was primarily driven by an increase in gross profit and a decrease in severance and restructuring expenses, partially offset by an increase in selling and administrative expenses compared to the six months ended June 30, 2020.

APAC’s earnings from operations for the three months ended June 30, 2021 increased $800,000, or 19% (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2020.  As a percentage of net sales, earnings from operations decreased by approximately 160 basis points to 9.6%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended June 30, 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

APAC’s earnings from operations for the six months ended June 30, 2021 increased $1.6 million, or 25% (increasing 12% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2020.  As a percentage of net sales, earnings from operations decreased by approximately 10 basis points to 7.2%.  Earnings from operations reflects an increase in gross profit partially offset by an increase in selling and administrative expenses when compared to the six months ended June 30, 2020.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense, net for the three months ended June 30, 2021 decreased 6%, or $636,000, compared to the three months ended June 30, 2020. Interest expense, net for the six months ended June 30, 2021 decreased 11%, or $2.5 million, compared to the six months ended June 30, 2020.  The decreases were due primarily to lower average daily balances and lower borrowing rates under our ABL facility, which was partially offset by increased imputed interest under our inventory financing facilities and the Notes.

Imputed interest under the Notes was $2.7 million and $5.3 million for the three and six months ended June 30, 2021, respectively compared to $2.5 million and $5.0 million for the three and six months ended June 20, 2020, respectively. Imputed interest under our inventory financing facilities was $3.1 million and $6.7 million for the three and six months ended June 30, 2021, respectively, compared to $2.8 million and $5.6 million for the three and six months ended June 30, 2020, respectively.  The increase in imputed interest under our inventory financing facilities was a result of expanded use of the facilities, in part as a result of expanded payment terms during the current period.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 25.4% for the three months ended June 30, 2021 was lower than our effective tax rate of 26.2% for the three months ended June 30, 2020.  The decrease in our effective tax rate was due primarily to the remeasurement of deferred tax balances from the enactment of foreign tax rate changes and from excess tax benefits on settlement of employee share-based awards, offset in part by an increase in the state income tax base.

Our effective tax rate of 24.8% for the six months ended June 30, 2021 was higher than our effective tax rate of 23.8% for the six months ended June 30, 2020.  The increase in our effective tax rate for the first half of 2021 compared to the first half of 2020 was due primarily to the rate impact of tax benefits associated with the CARES Act which did not recur in 2021, partially offset by an increase in excess tax benefits on the settlement of employee share-based compensation.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$5,187	$497,529
Net cash provided by (used in) investing activities	10,374	(6,682)
Net cash used in financing activities	(35,482)	(450,576)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(594)	(814)
(Decrease) increase in cash, cash equivalents and restricted cash	(20,515)	39,457
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$110,067	$155,754

Cash and Cash Flow

•

Our primary uses of cash during the six months ended June 30, 2021 were to fund our working capital requirements, to repurchase shares of our common stock and to pay down our inventory financing facilities.

•	Operating activities provided $5.2 million in cash during the six months ended June 30, 2021, compared to $497.5 million during the six months ended June 30, 2020.
•	We received proceeds from the sale of our properties held for sale of $27.2 million in the six months ended June 30, 2021 compared to proceeds of $14.2 million in the six months ended June 30, 2020.
•	Capital expenditures were $16.8 million and $14.5 million for the six months ended June 30, 2021 and 2020, respectively.
•

During the six months ended June 30, 2021, we repurchased an aggregate of $50.0 million of our common stock, pursuant to a repurchase program approved in February 2020, which was subsequently increased in May 2021.  During the six months ended June 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to the repurchase program approved in February 2020.

•	Net borrowings under our ABL facility during the six months ended June 30, 2021 were $40.0 million compared to net repayments of $426.2 million during the six months ended June 30, 2020.
•

We had net repayments under our inventory financing facilities of $17.5 million during the six months ended June 30, 2021, compared to net borrowings of $7.5 million during the six months ended June 30, 2020.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our presently anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and healthy liquidity position. The Company had capacity of up to $1.2 billion under our ABL facility as of June 30, 2021. For the remainder of 2021, we plan to be prudent in our use of cash, using available cash to fund business operations and to pay down our ABL facility and inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by operating activities

•	Cash flow from operating activities in the first half of 2021 was $5.2 million compared to $497.5 million in the first half of 2020.
•

The decrease in cash flow from operating activities was primarily driven by partner payment deferrals and a large customer advance payment in the prior year with no comparable activity in the current year. Changes in partner mix and growth in net sales also contributed to the decrease during the current period.  We deferred, and in some cases reduced, our federal and other taxes paid through COVID-19 relief measures in the first half of 2020.  The discrete items described above combined with the change in partner mix and impact of growth on our inverted cash cycle resulted in lower cash from operations generated in the first half of 2021 compared to the first half of 2020.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2021	2020
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	124	124
Days inventory outstanding (“DIOs”) (b)	11	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(101)	(114)
Cash conversion cycle (days) (d)	34	22

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days.
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

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 34 days in the second quarter of 2021, up 12 days from the second quarter of 2020.
•

The net changes were a result of a 13 day decrease in DPOs partially offset by a one day decrease in DIOs. The decrease in DPOs was primarily due to change in partner mix and growth in the current year, partially offset by increases in balances on our inventory financing facilities.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2021 in excess of working capital needs, to pay down our ABL facility and inventory financing facilities.

Net cash provided by (used in) investing activities

•	We received proceeds from the sale of properties held for sale of $27.2 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively.
•	Capital expenditures were $16.8 million and $14.5 million for the six months ended June 30, 2021 and 2020, respectively.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•

We expect capital expenditures for the full year 2021 to be in a range of $65.0 million to $75.0 million, the majority of which will be used to ready our global corporate headquarters and to fund technology-related projects.

Net cash used in financing activities

•	During the six months ended June 30, 2021, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $40.0 million.
•	During the six months ended June 30, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $426.2 million.
•

We had net repayments under our inventory financing facilities of $17.5 million during the six months ended June 30, 2021 compared to net borrowings of $7.5 million during the six months ended June 30, 2020.

•

During the six months ended June 30, 2021 and 2020, we repurchased an aggregate of $50.0 million and $25.0 million of our common stock, respectively, pursuant to our repurchase program approved in February 2020 and subsequently increased in May 2021.

Financing Facilities

Our debt balance as of June 30, 2021 was $483.9 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	The Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2021, no such events have occurred.
•

Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.  The credit agreement contains customary affirmative and negative covenants and events of default.  At June 30, 2021, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $565.0 million, of which $309.3 million was outstanding at June 30, 2021.

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of June 30, 2021, we had approximately $76.1 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia, Canada and the Netherlands.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of June 30, 2021, the fair market value of our Notes was $537 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2021.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future.  Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	—	$—	—	$25,032,004
May 1, 2021 through May 31, 2021	497,243	100.55	497,243	75,032,025
June 1, 2021 through June 30, 2021	—	—	—	75,032,025
Total	497,243		497,243

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock.  On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125 million of common stock, including the $25 million that remained available from the February 2020 authorization.  There is no stated expiration date for this share repurchase plan. As of June 30, 2021, $75 million remained available for repurchases under this share repurchase plan.

In accordance with the share repurchase plan, share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  The number of shares purchased, and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

INSIGHT ENTERPRISES, INC.

Repurchases during the quarter ended June 30, 2021 are reflected in the table above and were made pursuant to our share repurchase plans.  All shares repurchased during the three months ended June 30, 2021 were retired.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Executive Management Separation Plan	10-Q	000-25092	10.1	May 6, 2021
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2021	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)