Form 10-Q
period 2021-09-30
INSIGHT ENTERPRISES INC
filed 2021-11-04
CIK 932696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares outstanding of the issuer’s common stock as of October 29, 2021 was 34,885,813.

INSIGHT ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

Three Months Ended September 30, 2021

INSIGHT ENTERPRISES, INC.

Forward-Looking Information

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.  Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems, including migration of EMEA’s current system; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, make capital expenditures, fund acquisitions, and repurchase shares of our common stock; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing.  Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements.  Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

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

•	general economic conditions, economic uncertainties and changes in geopolitical conditions;

INSIGHT ENTERPRISES, INC.

•	changes in the IT Industry and/or rapid changes in technology;
•	supply constraints for hardware including devices;
•	accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•	our reliance on independent shipping companies;
•	the risks associated with our international operations;
•	natural disasters or other adverse occurrences;
•	disruptions in our IT systems and voice and data networks;
•	cyberattacks or breaches of data privacy and security regulations;
•	intellectual property infringement claims and challenges to our registered trademarks and trade names;
•	legal proceedings, including PCM related litigation, client audits and failure to comply with laws and regulations;
•	failure to comply with the terms and conditions of our commercial and public sector contracts;
•	exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;
•	our potential to draw down a substantial amount of indebtedness;
•	the conditional conversion feature of the convertible senior notes (the “Notes”), which has been triggered, may adversely affect the Company’s financial condition and operating results;
•	the accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on the Company’s reported financial results;
•	the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the Notes (the “Call Spread Transactions”);
•	risks associated with the discontinuation of LIBOR as a benchmark rate;
•	increased debt and interest expense and decreased availability of funds under our financing facilities;
•	possible significant fluctuations in our future operating results as well as seasonality and variability in customer demands;
•	our dependence on certain key personnel;
•	risks associated with the integration and operation of acquired businesses and the achievement of expected synergies and benefits; and
•	future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$107,350	$128,313
Accounts receivable, net of allowance for doubtful accounts of $15,919 and $15,106, respectively	2,754,153	2,685,448
Inventories	269,471	185,650
Other current assets	192,018	177,039
Total current assets	3,322,992	$3,176,450
Property and equipment, net of accumulated depreciation and amortization of $247,605 and $256,065, respectively	152,070	146,016
Goodwill	428,637	429,368
Intangible assets, net of accumulated amortization of $102,588 and $103,483, respectively	223,496	246,915
Other assets	308,183	311,983
	$4,435,378	$4,310,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,363,325	$1,461,312
Accounts payable—inventory financing facilities	403,094	356,930
Accrued expenses and other current liabilities	379,302	408,117
Current portion of long-term debt	38	1,105
Total current liabilities	2,145,759	2,227,464
Long-term debt	527,499	437,581
Deferred income taxes	37,140	33,209
Other liabilities	276,058	270,049
	2,986,456	2,968,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,885 shares at September 30, 2021 and 35,103 shares at December 31, 2020 issued and outstanding	349	351
Additional paid-in capital	364,699	364,288
Retained earnings	1,105,557	993,245
Accumulated other comprehensive loss – foreign currency translation adjustments	(21,683)	(15,455)
Total stockholders’ equity	1,448,922	1,342,429
	$4,435,378	$4,310,732

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Products	$2,124,239	$1,661,568	$5,906,437	$5,182,817
Services	323,282	274,910	963,653	866,447
Total net sales	2,447,521	1,936,478	6,870,090	6,049,264
Costs of goods sold:
Products	1,930,096	1,500,312	5,367,083	4,688,497
Services	152,880	128,603	440,305	403,479
Total costs of goods sold	2,082,976	1,628,915	5,807,388	5,091,976
Gross profit	364,545	307,563	1,062,702	957,288
Operating expenses:
Selling and administrative expenses	278,998	245,155	827,275	756,598
Severance and restructuring expenses, net	2,396	808	(3,217)	9,962
Acquisition and integration related expenses	—	118	—	2,195
Earnings from operations	83,151	61,482	238,644	188,533
Non-operating (income) expense:
Interest expense, net	10,332	9,115	29,884	31,160
Other expense (income), net	(1,589)	1,301	(855)	836
Earnings before income taxes	74,408	51,066	209,615	156,537
Income tax expense	18,925	12,160	52,403	37,285
Net earnings	$55,483	$38,906	$157,212	$119,252
Net earnings per share:
Basic	$1.59	$1.11	$4.49	$3.40
Diluted	$1.51	$1.10	$4.27	$3.37
Shares used in per share calculations:
Basic	34,855	35,077	35,050	35,123
Diluted	36,745	35,348	36,860	35,418

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$55,483	$38,906	$157,212	$119,252
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,676)	12,492	(6,228)	2,280
Total comprehensive income	$43,807	$51,398	$150,984	$121,532

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Loss	Earnings	Equity
Balances at June 30, 2020	35,070	$351	—	$—	$354,431	$(48,376)	$900,950	$1,207,356
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	20	—	—	—	(377)	—	1	(376)
Stock-based compensation expense	—	—	—	—	4,513	—	—	4,513
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,492	—	12,492
Net earnings	—	—	—	—	—	—	38,906	38,906
Balances at September 30, 2020	35,090	$351	—	$—	$358,567	$(35,884)	$939,857	$1,262,891

Balances at June 30, 2021	34,845	$348	—	$ —	$361,412	$(10,007)	$1,050,074	$1,401,827
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	40	1	—	—	(1,288)	—	—	(1,287)
Stock-based compensation expense	—	—	—	—	4,575	—	—	4,575
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,676)	—	(11,676)
Net earnings	—	—	—	—	—	—	55,483	55,483
Balances at September 30, 2021	34,885	$349	—	$—	$364,699	$(21,683)	$1,105,557	$1,448,922

Balances at December 31, 2019	35,263	$353	—	$ —	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	272	2	—	—	(5,715)	—	—	(5,713)
Stock-based compensation expense	—	—	—	—	11,754	—	—	11,754
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(4)	445	25,000	(4,504)	—	(20,492)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,280	—	2,280
Net earnings	—	—	—	—	—	—	119,252	119,252
Balances at September 30, 2020	35,090	$351	—	$—	$358,567	$(35,884)	$939,857	$1,262,891

Balances at December 31, 2020	35,103	$351	—	$ —	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	279	3	—	—	(8,444)	—	—	(8,441)
Stock-based compensation expense	—	—	—	—	13,950	—	—	13,950
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,228)	—	(6,228)
Net earnings	—	—	—	—	—	—	157,212	157,212
Balances at September 30, 2021	34,885	$349	—	$—	$364,699	$(21,683)	$1,105,557	$1,448,922

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$157,212	$119,252
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	42,151	51,375
Provision for losses on accounts receivable	5,781	8,093
Non-cash stock-based compensation	13,950	11,754
Deferred income taxes	3,374	(2,883)
Amortization of debt discount	12,615	12,091
Other adjustments	(4,753)	4,087
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(85,853)	247,659
(Increase) decrease in inventories	(88,119)	28,002
(Increase) decrease in other assets	(20,844)	19,643
Decrease in accounts payable	(119,525)	(4,842)
Decrease in accrued expenses and other liabilities	(33,777)	(32,137)
Net cash (used in) provided by operating activities	(117,788)	462,094
Cash flows from investing activities:
Proceeds from sale of assets	29,221	14,218
Purchases of property and equipment	(28,011)	(20,688)
Acquisitions, net of cash and cash equivalents acquired	—	(6,405)
Net cash provided by (used in) investing activities	1,210	(12,875)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,167,044	2,111,674
Repayments on ABL revolving credit facility	(3,085,044)	(2,682,562)
Net borrowings under inventory financing facilities	76,422	114,321
Repurchases of common stock	(50,000)	(25,000)
Other payments	(9,330)	(7,520)
Net cash provided by (used in) financing activities	99,092	(489,087)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(3,601)	718
Decrease in cash, cash equivalents and restricted cash	(21,087)	(39,150)
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$109,495	$77,147

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020.  The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated balance sheet at such date.  The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).

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
2.	Receivables, Contract Liabilities and Performance Obligations

The following table provides information about receivables and contract liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Current receivables, which are included in “Accounts receivable, net”	$2,754,153	$2,685,448
Non-current receivables, which are included in “Other assets”	153,751	154,662
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	109,401	107,158

Changes in the contract liabilities balances during the nine months ended September 30, 2021 are as follows (in thousands):

Increase (Decrease)
Contract
Liabilities
Balances at December 31, 2020	$107,158
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(67,166)
Cash received in advance and not recognized as revenue	69,409
Balances at September 30, 2021	$109,401

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

During the nine months ended September 30, 2020, the Company recognized revenue of $53,454,000 related to its contract liabilities.

The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2021	$51,731
2022	91,440
2023	38,271
2024 and thereafter	33,770
Total remaining performance obligations	$215,212

With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months.  Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2021 and do not disclose information about related remaining performance obligations in the table above.  Our time and material contracts have an average expected duration of 22 months.

The majority of our backlog historically has been and continues to be open cancelable purchase orders.  We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancelable purchase orders, which do not qualify for revenue recognition, in the table above.

3.	Assets Held for Sale

During the nine months ended September 30, 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000.  We intend to use the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.  During the nine months ended September 30, 2020, we completed the sale of our property in Irvine, California for approximately $14,218,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net earnings	$55,483	$38,906	$157,212	$119,252
Denominator:
Weighted average shares used to compute basic EPS	34,855	35,077	35,050	35,123
Dilutive potential common shares due to dilutive RSUs, net of tax effect	381	271	407	295
Dilutive potential common shares due to the Notes	1,509	—	1,403	—
Weighted average shares used to compute diluted EPS	36,745	35,348	36,860	35,418
Net earnings per share:
Basic	$1.59	$1.11	$4.49	$3.40
Diluted	$1.51	$1.10	$4.27	$3.37

For the three and nine months ended September 30, 2021, 900 and 400, respectively, of our RSUs were excluded from the diluted EPS calculations.  Certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2020, 3,000 and 163,000, respectively, of our RSUs and certain potential outstanding shares from the Notes and warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
5.	Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations

Debt

Our long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
ABL revolving credit facility	$222,000	$140,000
Convertible senior notes due 2025	305,463	296,419
Finance leases and other financing obligations	74	2,267
Total	527,537	438,686
Less: current portion of long-term debt	(38)	(1,105)
Long-term debt	$527,499	$437,581

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Our senior secured revolving credit facility (the “ABL facility”), has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000.  From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders.  The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets.  The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement.  The ABL facility matures on August 30, 2024.  As of September 30, 2021, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $222,000,000 was outstanding.

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

Our convertible notes exceeded the market price trigger of $88.82 in the third quarter of 2021 making the notes convertible at the option of the holders through December 31, 2021.  None of the note holders have exercised their rights at this time.

If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

The Notes are subject to certain customary events of default and acceleration clauses.  As of September 30, 2021, no such events have occurred.

The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(44,537)	(53,581)
Net carrying amount	$305,463	$296,419

Equity, net of deferred tax	$44,731	$44,731

The remaining life of the debt discount and issuance cost accretion is approximately 3.375 years.  The effective interest rate on the liability component of the Notes is 4.325%.

Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.

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

On August 6, 2021, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $250,000,000 to $280,000,000.  Additionally, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) to $300,000,000, including the $25,000,000 facility in Canada.  In addition, we have a $40,000,000 unsecured inventory financing facility in EMEA.  The inventory financing facilities will remain in effect until they are terminated by any of the parties.  If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00%, LIBOR plus 4.50% and 0.25% on the MUFG, PNC and EMEA facilities, respectively.  The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available.  Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.

As of September 30, 2021, our combined inventory financing facilities had a total maximum capacity of $620,000,000, of which $403,094,000 was outstanding.
6.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2021 was 25.4% and 25.0%, respectively.  For the three months ended September 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.  For the nine months ended September 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share based compensation and tax benefits related to research and development activities.

Our effective tax rate for both the three and nine months ended September 30, 2020 was 23.8%. For the three months ended September 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities and the beneficial impact of certain income tax regulations issued during the quarter.  For the nine months ended September 30, 2020, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by the remeasurement of acquired net operating losses under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the recognition of tax benefits related to research and development activities.

As of September 30, 2021 and December 31, 2020, we had approximately $11,579,000 and $10,546,000, respectively, of unrecognized tax benefits.  Of these amounts, approximately

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

$878,000 and $749,000, respectively, related to accrued interest.  In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.  We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.

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

During the nine months ended September 30, 2021, we repurchased 497,243 shares of our common stock on the open market at a total cost of $49,999,979 (an average price of $100.55 per share).  During the nine months ended September 30, 2020, we repurchased 444,813 shares of our common stock on the open market at a total cost of $24,999,996 (an average price of $56.20 per share).  All shares repurchased during the nine months ended September 30, 2021 and 2020 were retired.
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

Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2021.  Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.

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

Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2021.  Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

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

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,418,335	$160,645	$13,515	$1,592,495
Software	338,440	178,868	14,436	$531,744
Services	263,101	41,935	18,246	$323,282
	$2,019,876	$381,448	$46,197	$2,447,521
Major Client Groups
Large Enterprise / Corporate	$1,447,246	$276,292	$21,947	$1,745,485
Commercial	384,458	13,209	17,277	414,944
Public Sector	188,172	91,947	6,973	287,092
	$2,019,876	$381,448	$46,197	$2,447,521
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,926,059	$358,981	$39,849	$2,324,889
Net revenue recognition (Agent)	93,817	22,467	6,348	122,632
	$2,019,876	$381,448	$46,197	$2,447,521

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,028,045	$138,685	$6,421	$1,173,151
Software	306,925	165,301	16,191	488,417
Services	223,198	37,294	14,418	274,910
	$1,558,168	$341,280	$37,030	$1,936,478
Major Client Groups
Large Enterprise / Corporate	$1,043,303	$242,925	$15,416	$1,301,644
Commercial	312,080	13,647	16,197	341,924
Public Sector	202,785	84,708	5,417	292,910
	$1,558,168	$341,280	$37,030	$1,936,478
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,477,716	$320,445	$31,256	$1,829,417
Net revenue recognition (Agent)	80,452	20,835	5,774	107,061
	$1,558,168	$341,280	$37,030	$1,936,478

	Nine Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,696,594	$527,022	$34,848	$4,258,464
Software	978,987	598,277	70,709	$1,647,973
Services	758,705	152,359	52,589	$963,653
	$5,434,286	$1,277,658	$158,146	$6,870,090
Major Client Groups
Large Enterprise / Corporate	$3,838,627	$883,044	$66,686	$4,788,357
Commercial	1,091,247	50,908	46,054	1,188,209
Public Sector	504,412	343,706	45,406	893,524
	$5,434,286	$1,277,658	$158,146	$6,870,090
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,157,086	$1,190,283	$137,547	$6,484,916
Net revenue recognition (Agent)	277,200	87,375	20,599	385,174
	$5,434,286	$1,277,658	$158,146	$6,870,090

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Nine Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,180,501	$466,909	$21,001	$3,668,411
Software	898,290	553,164	62,952	1,514,406
Services	692,905	132,110	41,432	866,447
	$4,771,696	$1,152,183	$125,385	$6,049,264
Major Client Groups
Large Enterprise / Corporate	$3,227,613	$808,360	$44,543	$4,080,516
Commercial	1,030,540	44,567	45,413	1,120,520
Public Sector	513,543	299,256	35,429	848,228
	$4,771,696	$1,152,183	$125,385	$6,049,264
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,530,152	$1,071,910	$108,073	$5,710,135
Net revenue recognition (Agent)	241,544	80,273	17,312	339,129
	$4,771,696	$1,152,183	$125,385	$6,049,264

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis.  Net sales are defined as net sales to external clients.  None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2021 or 2020.

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

The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,756,775	$339,513	$27,951	$2,124,239
Services	263,101	41,935	18,246	323,282
Total net sales	2,019,876	381,448	46,197	2,447,521
Costs of goods sold:
Products	1,595,184	310,242	24,670	1,930,096
Services	128,710	15,759	8,411	152,880
Total costs of goods sold	1,723,894	326,001	33,081	2,082,976
Gross profit	295,982	55,447	13,116	364,545
Operating expenses:
Selling and administrative expenses	219,714	50,062	9,222	278,998
Severance and restructuring expenses	1,999	397	—	2,396
Earnings from operations	$74,269	$4,988	$3,894	$83,151

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	Three Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,334,970	$303,986	$22,612	$1,661,568
Services	223,198	37,294	14,418	274,910
Total net sales	1,558,168	341,280	37,030	1,936,478
Costs of goods sold:
Products	1,202,743	277,025	20,544	1,500,312
Services	108,257	13,955	6,391	128,603
Total costs of goods sold	1,311,000	290,980	26,935	1,628,915
Gross profit	247,168	50,300	10,095	307,563
Operating expenses:
Selling and administrative expenses	192,033	45,438	7,684	245,155
Severance and restructuring expenses	773	19	16	808
Acquisition and integration related expenses	118	—	—	118
Earnings from operations	$54,244	$4,843	$2,395	$61,482

	Nine Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,675,581	$1,125,299	$105,557	$5,906,437
Services	758,705	152,359	52,589	963,653
Total net sales	5,434,286	1,277,658	158,146	6,870,090
Costs of goods sold:
Products	4,237,417	1,033,976	95,690	5,367,083
Services	368,501	48,671	23,133	440,305
Total costs of goods sold	4,605,918	1,082,647	118,823	5,807,388
Gross profit	828,368	195,011	39,323	1,062,702
Operating expenses:
Selling and administrative expenses	$640,420	$159,466	$27,389	827,275
Severance and restructuring expenses	(4,361)	1,135	9	(3,217)
Earnings from operations	$192,309	$34,410	$11,925	$238,644

	Nine Months Ended September 30, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,078,791	$1,020,073	$83,953	$5,182,817
Services	692,905	132,110	41,432	866,447
Total net sales	4,771,696	1,152,183	125,385	6,049,264
Costs of goods sold:
Products	3,678,118	933,053	77,326	4,688,497
Services	344,586	41,876	17,017	403,479
Total costs of goods sold	4,022,704	974,929	94,343	5,091,976
Gross profit	748,992	177,254	31,042	957,288
Operating expenses:
Selling and administrative expenses	590,549	143,859	22,190	756,598
Severance and restructuring expenses	7,799	2,118	45	9,962
Acquisition-related expenses	1,991	204	—	2,195
Earnings from operations	$148,653	$31,073	$8,807	$188,533

INSIGHT ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2021	December 31, 2020
North America	$4,690,727	$4,837,155
EMEA	717,883	735,771
APAC	124,908	155,761
Corporate assets and intercompany eliminations, net	(1,098,140)	(1,417,955)
Total assets	$4,435,378	$4,310,732

We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization of property and equipment:
North America	$4,376	$5,907	$14,047	$17,559
EMEA	1,141	1,269	3,575	3,846
APAC	148	143	432	415
	5,665	7,319	18,054	21,820
Amortization of intangible assets:
North America	7,372	8,730	22,229	27,594
EMEA	494	585	1,491	1,625
APAC	122	118	377	336
	7,988	9,433	24,097	29,555
Total	$13,653	$16,752	$42,151	$51,375

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

On a consolidated basis, for the three months ended September 30, 2021:

•

Net sales of $2.4 billion increased 26% compared to the three months ended September 30, 2020.  The increase in net sales reflects a double digit increase in both hardware and services net sales.  Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 25% compared to the third quarter of 2020.

•

Gross profit of $364.5 million increased 19% compared to the three months ended September 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 17% compared to the third quarter of 2020.

•

Compared to the three months ended September 30, 2020, gross margin contracted approximately 100 basis points to 14.9% of net sales in the three months ended September 30, 2021.  This decline primarily reflects an increase in product net sales at lower margins and a change in the mix of services net sales compared to the same period in the prior year.

•

Earnings from operations increased 35%, year over year, to $83.2 million in the third quarter of 2021 compared to $61.5 million in the third quarter of 2020.  The increase was primarily due to increased gross profit in the current quarter, partially offset by an increase in selling and administrative expenses and severance and restructuring expenses.  Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 33% year over year.

•

Net earnings and diluted earnings per share were $55.5 million and $1.51, respectively, for the third quarter of 2021.  This compares to net earnings of $38.9 million and diluted earnings per share of $1.10 for the third quarter of 2020.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Recent Developments – Impact of COVID-19 and Supply Constraints on Our Business

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.  The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation.  While we did not see a significant impact of COVID-19 on our third quarter 2021 financial results, prolonged supply constraints stemming from shortages of chips and displays resulted in sustained elevated bookings as we entered the fourth quarter.  We currently expect these supply constraints and extended lead times for certain products will begin to ease in 2022 and expect growth in net sales in the fourth quarter of 2021 compared to the same period in the prior year.

More recently, new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains, have emerged.  The spread of these new strains is causing many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants.  The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners.  It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results for the remainder of 2021 and beyond.  Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Results of Operations

The COVID-19 pandemic negatively impacted the global economy and disrupted global supply chains and workforce participation.  While we did not observe significant impacts on our third quarter financial results, we believe the ultimate extent of the impact of the COVID-19 pandemic on our future business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. See “—Quarterly Overview—Recent Developments – Impact of COVID-19 and Supply Constraints on Our Business” for additional information.

The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	85.1	84.1	84.5	84.2
Gross profit	14.9	15.9	15.5	15.8
Selling and administrative expenses	11.4	12.7	12.1	12.5
Severance and restructuring expenses and acquisition and integration related expenses	0.1	0.1	(0.1)	0.2
Earnings from operations	3.4	3.1	3.5	3.1
Non-operating expense, net	0.4	0.5	0.4	0.5
Earnings before income taxes	3.0	2.6	3.1	2.6
Income tax expense	0.7	0.6	0.8	0.6
Net earnings	2.3%	2.0%	2.3%	2.0%

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

Net Sales.  Net sales for the three months ended September 30, 2021 increased 26%, year over year, to $2.4 billion compared to the three months ended September 30, 2020.  This increase reflects increases in all of our operating segments.  Net sales for the nine months ended September 30, 2021 increased 14% year over year to $6.9 billion compared to the nine months ended September 30, 2020.  Our net sales by operating segment were as follows for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change
North America	$2,019,876	$1,558,168	30%	$5,434,286	$4,771,696	14%
EMEA	381,448	341,280	12%	1,277,658	1,152,183	11%
APAC	46,197	37,030	25%	158,146	125,385	26%
Consolidated	$2,447,521	$1,936,478	26%	$6,870,090	$6,049,264	14%

Our net sales by offering category for North America for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$1,418,335	$1,028,045	38%	$3,696,594	$3,180,501	16%
Software	338,440	306,925	10%	978,987	898,290	9%
Services	263,101	223,198	18%	758,705	692,905	9%
	$2,019,876	$1,558,168	30%	$5,434,286	$4,771,696	14%

Net sales in North America increased 30%, or $461.7 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by increases in hardware net sales.  Net sales of hardware, software and services increased 38%, 10% and 18%, respectively, year over year.  The increases for the three months ended September 30, 2021 were the result of the following:

•

The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients of devices, networking and storage products.  The increase in volume of sales compared to the same period in the prior year was largely due to the impacts of COVID-19 experienced in the prior year.

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

Net sales in North America increased 14%, or $662.6 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by increases in hardware net sales.  Net sales of hardware, software and services increased 16%, 9% and 9%, respectively, year over year.  The increases for the first nine months of 2021 were the result of the following:

•	The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients.
•

The increase in software net sales was primarily due to a single significant transaction with a large enterprise client in the current period, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.

•	The increase in services net sales was primarily due to an increase in net sales associated with cloud solution offerings and higher sales of Insight delivered services.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$160,645	$138,685	16%	$527,022	$466,909	13%
Software	178,868	165,301	8%	598,277	553,164	8%
Services	41,935	37,294	12%	152,359	132,110	15%
	$381,448	$341,280	12%	$1,277,658	$1,152,183	11%

Net sales in EMEA increased 12%, or $40.2 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 7%, year over year.  Net sales of hardware, software and services increased 16%, 8% and 12%, respectively, year over year.  The increases for the three months ended September 30, 2021 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volumes of sales to corporate clients, partially offset by lower volumes of sales to public sector clients.
•

The increase in software net sales was primarily due to higher volume of sales to corporate and public sector clients, partially offset by continued migration of on-premise software to cloud solutions.

•	The increase in services net sales was due primarily to higher volume of Insight delivered services and higher sales of cloud solutions.

Net sales in EMEA increased 11%, or $125.5 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 3%, year over year.  Net sales of hardware, software and services increased 13%, 8% and 15%, respectively, year over year.  The increases for the first nine months of 2021 were the result of the following:

•	The increase in hardware net sales was due primarily to higher volume sales of devices and networking products to corporate and public sector clients.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

•	The increase in software net sales was due to higher volume of sales to public sector and corporate clients, partially offset by the continued migration of on-premise software to cloud solutions.
•	The increase in services net sales was due primarily to higher volume of Insight delivered services and higher sales of cloud solutions.

Our net sales by offering category for APAC for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Sales Mix	2021	2020	Change	2021	2020	Change
Hardware	$13,515	$6,421	110%	$34,848	$21,001	66%
Software	14,436	16,191	(11%)	70,709	62,952	12%
Services	18,246	14,418	27%	52,589	41,432	27%
	$46,197	$37,030	25%	$158,146	$125,385	26%

Net sales in APAC increased 25%, or $9.2 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 21%, year over year.  Net sales of hardware and services increased by 110% and 27%, respectively, year over year. Net sales of software decreased by 11%, year to year.  The net changes for the three months ended September 30, 2021 were the result of the following:

•	The increase in hardware net sales was primarily the result of large transactions with corporate and enterprise clients.
•	The increase in services net sales was primarily due to higher sales of Insight delivered services.
•	The decrease in software net sales was primarily due to migration of on-premise software to cloud solutions.

Net sales in APAC increased 26%, or $32.8 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.  Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 14%, year over year.  Net sales of hardware, software and services increased by 66%, 12% and 27%, respectively, year over year.  The increases for the first nine months of 2021 were the result of the following:

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2021 and 2020:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	70%	66%	42%	41%	29%	17%
Software	17%	20%	47%	48%	31%	44%
Services	13%	14%	11%	11%	40%	39%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	68%	67%	41%	41%	22%	17%
Software	18%	19%	47%	48%	45%	50%
Services	14%	14%	12%	11%	33%	33%
	100%	100%	100%	100%	100%	100%

Gross Profit.  Gross profit increased 19%, or $57.0 million, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, with gross margin contracting approximately 100 basis points to 14.9% for the three months ended September 30, 2021 compared to 15.9% for the three months ended September 30, 2020.  Gross profit increased 11%, or $105.4 million, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, with gross margin contracting 30 basis points to 15.5% for the first nine months of 2021 compared to the first nine months of 2020.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of Net Sales	2020	% of Net Sales	2021	% of Net Sales	2020	% of Net Sales
North America	$295,982	14.7%	$247,168	15.9%	$828,368	15.2%	$748,992	15.7%
EMEA	55,447	14.5%	50,300	14.7%	195,011	15.3%	177,254	15.4%
APAC	13,116	28.4%	10,095	27.3%	39,323	24.9%	31,042	24.8%
Consolidated	$364,545	14.9%	$307,563	15.9%	$1,062,702	15.5%	$957,288	15.8%

North America’s gross profit for the three months ended September 30, 2021 increased 20%, or $48.8 million, compared to the three months ended September 30, 2020.  As a percentage of net sales, gross margin contracted approximately 120 basis points to 14.7% for the third quarter of 2021.  The year-to-year declines in gross margin were primarily attributable to the following:

•

There was a decrease in margin from services net sales of 72 basis points and a decrease in margin from product net sales, which includes partner funding and freight, of 49 basis points compared to the same period in the prior year.

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

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

North America’s gross profit for the nine months ended September 30, 2021 increased 11%, or $79.4 million, compared to the three months ended September 30, 2020.  As a percentage of net sales, gross margin contracted approximately 50 basis points to 15.2% for the first nine months of 2021.  The year-to-year declines in gross margin were primarily attributable to the following:

•

There was a decrease in product margin, which includes partner funding and freight, of 34 basis points and a decrease in margin from services net sales of 12 basis points compared to the same period in the prior year.

•	The decrease in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
•

The decrease in margin from services net sales during the current quarter reflects a decrease in margin from Insight delivered services and a reduction in referral fees partially offset by an increase in margin from cloud solutions and other services that are recorded net.

EMEA’s gross profit for the three months ended September 30, 2021 increased $5.1 million, or 10%, year over year (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2020.  As a percentage of net sales, gross margin contracted approximately 20 basis points, year to year.  The year to year net decrease in gross margin was primarily attributable to a decrease in product margin, including partner funding and freight, of 23 basis points, partially offset by an increase in higher margin services net sales, including cloud solutions and Insight delivered services, of 2 basis points.

EMEA’s gross profit for the nine months ended September 30, 2021, increased $17.8 million, or 10% (increasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the first nine months of 2020.  As a percentage of net sales, gross margin contracted approximately 10 basis points, year to year.  The year to year decline in gross margin was primarily attributable to a decrease in product margin, which includes partner funding and freight, of 40 basis points, partially offset by a net increase in services margin, including cloud solutions and Insight delivered services, of 28 basis points.

APAC’s gross profit for the three months ended September 30, 2021 increased $3.0 million, or 30%, compared to the three months ended September 30, 2020 (increasing 26% when excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin expanded approximately 110 basis points, year over year.  The increase in gross margin in the third quarter of 2021 compared to the third quarter of 2020 was due to an increase in gross margin on product net sales, which includes partner funding and freight, of 152 basis points.  The expansion was partially offset by a decrease in gross margin on services net sales of 39 basis points.

APAC’s gross profit for the first nine months of 2021 increased $8.3 million, or 27% compared to the first nine months of 2020 (increasing 15% excluding fluctuating foreign currency exchange rates).  As a percentage of net sales, gross margin expanded approximately 10 basis points, year over year.  The increase in gross margin in the first nine months of 2021 compared to the first nine months of 2020 was primarily due to an increase in gross margin on product net sales, which includes partner funding and freight, of 95 basis points, partially offset by a decline in gross margins from services net sales of 85 basis points.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Operating Expenses.

Selling and Administrative Expenses. Selling and administrative expenses increased $33.8 million, or 14% (increasing 13% when excluding fluctuating foreign currency exchange rates), for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.  Selling and administrative expenses increased $70.7 million, or 9% (increasing 7% when excluding fluctuating foreign currency exchange rates), for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Selling and administrative expenses decreased approximately 130 basis points as a percentage of net sales in the third quarter of 2021 compared to the third quarter of 2020.  The overall net increase in selling and administrative expenses reflects a $34.3 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year.  There were also increases in professional fees incurred for special projects and travel and entertainment costs of $1.7 million and $1.3 million respectively, year over year. These increases were partially offset by a decrease in depreciation and amortization expense of $2.4 million, year to year.

Selling and administrative expenses decreased approximately 40 basis points as a percentage of net sales in the first nine months of 2021 compared to the first nine months of 2020.  The overall net increase in selling and administrative expenses reflects an $89.5 million increase in personnel costs, including teammate benefits expenses primarily due to increased headcount and increases in variable compensation in the current year. Professional fees incurred for special projects also increased by $4.6 million year over year.  These increases were partially offset by decreases in depreciation and amortization, other expenses and travel and entertainment costs of $9.5 million, $5.7 million and $4.0 million, respectively, year to year.

Severance and Restructuring Expenses, Net.  During the three months ended September 30, 2021, we recorded severance expense, net of adjustments, of approximately $2.4 million. Comparatively, during the three months ended September 30, 2020, we recorded severance expense, net of adjustments, of approximately $808,000.  The charges primarily related to a realignment of certain roles and responsibilities and for North America and EMEA in the prior year period due to the acquisition of PCM.

During the nine months ended September 30, 2021, we recorded severance expense, net of adjustments, of approximately $4.8 million.  Comparatively, during the nine months ended September 30, 2020, we recorded severance expense, net of adjustments, of approximately $10.0 million.  The charges primarily related to a realignment of certain roles and responsibilities and for North America and EMEA in the prior year period due to the acquisition of PCM.  For the nine months ended September 30, 2021, severance charges were offset by gains on sale of properties of $8.0 million.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Earnings from Operations.  Earnings from operations increased 35%, or $21.7 million, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.  Earnings from operations increased 27%, or $50.1 million, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.  Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% of Net Sales	2020	% of Net Sales	2021	% of Net Sales	2020	% of Net Sales
North America	$74,269	3.7%	$54,244	3.5%	$192,309	3.5%	$148,653	3.1%
EMEA	4,988	1.3%	4,843	1.4%	34,410	2.7%	31,073	2.7%
APAC	3,894	8.4%	2,395	6.5%	11,925	7.5%	8,807	7.0%
Consolidated	$83,151	3.4%	$61,482	3.1%	$238,644	3.5%	$188,533	3.1%

North America’s earnings from operations for the three months ended September 30, 2021 increased $20.0 million, or 37%, compared to the three months ended September 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 3.7%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses and an increase in severance and restructuring expenses when compared to the three months ended September 30, 2020.  Earnings from operations increased as a percentage of net sales primarily due to gross profit increasing at a faster rate than selling and administrative expenses.

North America’s earnings from operations for the nine months ended September 30, 2021 increased $43.7 million, or 29%, compared to the nine months ended September 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 3.5%. The increase in earnings from operations was primarily driven by an increase in gross profit, a decrease in severance and restructuring expenses (including gains recognized on sale of properties) and no acquisition and integration related expenses in the current period, partially offset by an increase in selling and administrative expenses when compared to the nine months ended September 30, 2020.  Earnings from operations increased as a percentage of net sales primarily due to gross profit increasing at a faster rate than selling and administrative expenses.

EMEA’s earnings from operations for the three months ended September 30, 2021 increased $145,000, or 3% (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2020.  As a percentage of net sales, earnings from operations decreased 10 basis points to 1.3%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses and an increase in severance and restructuring expenses compared to the three months ended September 30, 2020.

EMEA’s earnings from operations for the nine months ended September 30, 2021 increased $3.3 million, or 11% (increasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2020.  As a percentage of net sales, earnings from operations remained flat at 2.7%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the nine months ended September 30, 2020.

APAC’s earnings from operations for the three months ended September 30, 2021 increased $1.5 million, or 63% (increasing 56% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 190 basis points to 8.4%.  The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

increase in selling and administrative expenses compared to the three months ended September 30, 2020.

APAC’s earnings from operations for the nine months ended September 30, 2021 increased $3.1 million, or 35% (increasing 23% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2020.  As a percentage of net sales, earnings from operations increased by approximately 50 basis points to 7.5%.  Earnings from operations reflects an increase in gross profit partially offset by an increase in selling and administrative expenses when compared to the nine months ended September 30, 2020.

Non-Operating (Income) Expense.

Interest Expense, Net.  Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances.  Interest expense, net for the three months ended September 30, 2021 increased 13%, or $1.2 million, compared to the three months ended September 30, 2020. The increase was due primarily to higher average daily balances under our ABL facility, as well as increased imputed interest under our inventory financing facilities and the Notes. Interest expense, net for the nine months ended September 30, 2021 decreased 4%, or $1.3 million, compared to the nine months ended September 30, 2020.  The decrease was due primarily to lower average daily balances under our ABL facility during the first half of the year and lower borrowing rates under our ABL facility, which was partially offset by increased imputed interest under our inventory financing facilities and the Notes.

Imputed interest under the Notes was $2.7 million and $8.0 million for the three and nine months ended September 30, 2021, respectively compared to $2.6 million and $7.6 million for the three and nine months ended September 20, 2020, respectively.  Imputed interest under our inventory financing facilities was $3.9 million and $10.7 million for the three and nine months ended September 30, 2021, respectively, compared to $3.2 million and $8.8 million for the three and nine months ended September 30, 2020, respectively.  The increase in imputed interest under our inventory financing facilities was a result of expanded use of the facilities.  For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 25.4% for the three months ended September 30, 2021 was higher than our effective tax rate of 23.8% for the three months ended September 30, 2020.  The increase in our effective tax rate was due primarily to the beneficial rate impact of certain income tax regulations issued during the prior year that did not recur in 2021, partially offset by an increase in excess tax benefits on the settlement of employee share-based compensation.

Our effective tax rate of 25.0% for the nine months ended September 30, 2021 was higher than our effective tax rate of 23.8% for the nine months ended September 30, 2020.  The increase in our effective tax rate for the first nine months of 2021 compared to the first nine months of 2020 was due primarily to the rate impact of tax benefits associated with the CARES Act which did not recur in 2021, partially offset by an increase in excess tax benefits on the settlement of employee share-based compensation.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by operating activities	$(117,788)	$462,094
Net cash provided by (used in) investing activities	1,210	(12,875)
Net cash provided by (used in) financing activities	99,092	(489,087)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(3,601)	718
Decrease in cash, cash equivalents and restricted cash	(21,087)	(39,150)
Cash, cash equivalents and restricted cash at beginning of period	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$109,495	$77,147

Cash and Cash Flow

•	Our primary uses of cash during the nine months ended September 30, 2021 were to fund our working capital requirements and to repurchase shares of our common stock.
•

Operating activities used $117.8 million in cash during the nine months ended September 30, 2021, compared to cash provided by operating activities of $462.1 million during the nine months ended September 30, 2020.

•

We received proceeds from the sale of assets, including our properties held for sale, of $29.2 million in the nine months ended September 30, 2021 compared to proceeds of $14.2 million in the nine months ended September 30, 2020.

•	Capital expenditures were $28.0 million and $20.7 million for the nine months ended September 30, 2021 and 2020, respectively.
•

During the nine months ended September 30, 2021, we repurchased an aggregate of $50.0 million of our common stock, pursuant to a repurchase program approved in February 2020, which was subsequently increased in May 2021.  During the nine months ended September 30, 2020, we repurchased an aggregate of $25.0 million of our common stock, pursuant to the repurchase program approved in February 2020.

•	Net borrowings under our ABL facility during the nine months ended September 30, 2021 were $82.0 million compared to net repayments of $570.9 million during the nine months ended September 30, 2020.
•

We had net borrowings under our inventory financing facilities of $76.4 million during the nine months ended September 30, 2021 compared to net borrowings of $114.3 million during the nine months ended September 30, 2020.

We expect that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our anticipated cash and working capital requirements for operations over the next 12 months. We believe that we have a strong balance sheet and healthy liquidity position. The Company had capacity of up to $1.2 billion under our ABL facility as of September 30, 2021.  For the remainder of 2021, we plan to be prudent in our use of cash, using available cash to fund business operations and to pay down our ABL facility and inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash (used in) provided by operating activities

•	Cash flow used in operating activities in the first nine months of 2021 was $117.8 million compared to cash provided by operating activities of $462.1 million in the first nine months of 2020.
•

The decrease in cash flow from operating activities was primarily driven by growth in hardware net sales and changes in partner mix, including increased volume with distributors with early payment terms. A significant partner payment deferral and a customer advance payment in the prior year with no comparable activity in the current year also contributed to the decrease. We deferred, and in some cases reduced, our federal and other taxes paid through COVID-19 relief measures in the first nine months of 2020. The discrete items described above combined with the change in partner mix and impact of growth on our inverted cash cycle resulted in the changes in cash used in operations in the first nine months of 2021 compared to cash generated in the first nine months of 2020.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2021	2020
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	104	108
Days inventory outstanding (“DIOs”) (b)	10	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(78)	(93)
Cash conversion cycle (days) (d)	36	25

(a)	Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
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

(d)	Calculated as DSOs plus DIOs, less DPOs.

•	Our cash conversion cycle was 36 days in the third quarter of 2021, up 11 days from the third quarter of 2020.
•

The net changes were a result of a 15 day decrease in DPOs partially offset by a four day decrease in DSOs.  The decrease in DPOs was primarily due to growth in the current year and change in partner mix, including increased volume with distributors with early payment terms, partially offset by increases in balances on our inventory financing facilities.

•

We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.

•	We intend to use cash generated in the remainder of 2021 in excess of working capital needs to pay down our ABL facility and inventory financing facilities.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Net cash provided by (used in) investing activities

•	We received proceeds from the sale of assets, including properties held for sale, of $29.2 million and $14.2 million for the nine months ended September 30, 2021 and 2020, respectively.
•	Capital expenditures were $28.0 million and $20.7 million for the nine months ended September 30, 2021 and 2020, respectively.
•

We expect capital expenditures for the full year 2021 to be in a range of $65.0 million to $75.0 million, the majority of which will be used to ready our global corporate headquarters and to fund technology-related projects.

Net cash provided by (used in) financing activities

•	During the nine months ended September 30, 2021, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $82.0 million.
•	During the nine months ended September 30, 2020, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $570.9 million.
•

We had net borrowings under our inventory financing facilities of $76.4 million during the nine months ended September 30, 2021 compared to net borrowings of $114.3 million during the nine months ended September 30, 2020.

•

During the nine months ended September 30, 2021 and 2020, we repurchased an aggregate of $50.0 million and $25.0 million of our common stock, respectively, pursuant to our repurchase program approved in February 2020 and subsequently increased in May 2021.

Financing Facilities

Our debt balance as of September 30, 2021 was $527.5 million, including our finance lease obligations for certain IT equipment and other financing obligations.

•	Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•	The Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2021, no such events have occurred.
•

Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.  The credit agreement contains customary affirmative and negative covenants and events of default.  At September 30, 2021, we were in compliance with all such covenants.

We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.

•	These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•	Our inventory financing facilities have an aggregate availability for vendor purchases of $620.0 million, of which $403.1 million was outstanding at September 30, 2021.

INSIGHT ENTERPRISES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Undistributed Foreign Earnings

Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States.  As of September 30, 2021, we had approximately $91.4 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia, Canada and the Netherlands.  Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.

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

Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of September 30, 2021, the fair market value of our Notes was $489 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2021.

We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	$—	—	$75,032,025
August 1, 2021 through August 31, 2021	—	—	—	75,032,025
September 1, 2021 through September 30, 2021	—	—	—	75,032,025
Total	—		—

On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock.  On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125 million of common stock, including the $25 million that remained available from the February 2020 authorization.  There is no stated expiration date for this share repurchase plan. As of September 30, 2021, approximately $75 million remained available for repurchases under this share repurchase plan.

In accordance with the share repurchase plan, share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.  The number of shares purchased,

INSIGHT ENTERPRISES, INC.

and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors.  We intend to retire the repurchased shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Equity Awards under the Company’s 2020 Omnibus Plan.

On October 29, 2021, the Compensation Committee approved an additional award of restricted stock units (“RSUs”), with a value of $500,000, to Glynis Bryan, Chief Financial Officer.  The RSUs were granted in connection with the Company’s leadership transition, are all service-based and vest pro rata over four years.  All of the RSUs described above were, or will be, granted under the Company’s 2020 Omnibus Plan.

INSIGHT ENTERPRISES, INC.

Item 6.  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen dated as of October 14, 2021	8-K	000-25092	10.1	October 18, 2021
10.2	Employment Agreement between Insight Enterprises, Inc. and Kenneth T. Lamneck dated as of October 14, 2021	8-K	000-25092	10.2	October 18, 2021
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

(P) Paper exhibit.

INSIGHT ENTERPRISES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2021	INSIGHT ENTERPRISES, INC.

		By:	/s/ Kenneth T. Lamneck
Kenneth T. Lamneck
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)