Form 10-K
period 2021-12-31
INSIGHT ENTERPRISES INC
filed 2022-02-18
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,484,880,453.
The number of shares outstanding of the registrant’s common stock on February 11, 2022 was 34,896,501.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2021

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:
•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and in the requirements year over year;
•our ability to keep pace with rapidly evolving technological advances and the evolving competitive marketplace
•the duration and severity of the COVID-19 pandemic and its effects on our business, results of operations and financial condition, as well as the widespread outbreak of any other illnesses or communicable diseases;
•general economic conditions, economic uncertainties and changes in geopolitical conditions;
•changes in the IT industry and/or rapid changes in technology;
•supply constraints for hardware, including devices;
•accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•our reliance on independent shipping companies;
•the risks associated with our international operations;
•natural disasters or other adverse occurrences;
•disruptions in our IT systems and voice and data networks;
•cyberattacks or breaches of data privacy and security regulations;
•intellectual property infringement claims and challenges to our registered trademarks and trade names;
•legal proceedings, client audits and failure to comply with laws and regulations;
•failure to comply with the terms and conditions of our commercial and public sector contracts;
•exposure to changes in, interpretations of, or enforcement trends related to tax rules and regulations;

INSIGHT ENTERPRISES, INC.
•our potential to draw down a substantial amount of indebtedness;
•the conditional conversion feature of our convertible senior notes (the “Notes”), which has been triggered, may adversely affect the Company’s financial condition and operating results;
•the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the notes (the "Call Spread Transactions");
•risks associated with the discontinuation of LIBOR as a benchmark rate;
•increased debt and interest expense and decreased availability of funds under our financing facilities;
•possible significant fluctuations in our future operating results as well as seasonality and variability in client demands;
•our dependence on certain key personnel and our ability to attract, train and retain skilled teammates;
•risks associated with the integration and operation of acquired businesses, including achievement of expected synergies and benefits; and
•future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock.
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
Our Company
Today, every business needs to be a technology business. Insight Enterprises, Inc. (“Insight” or the “Company”) empowers organizations with technology, solutions and services to help our clients maximize the value of their IT today and drive (digital) transformation for tomorrow in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked global technology provider of end-to-end secure digital transformation solutions and services, we help clients innovate and optimize their operations to run smarter.
The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2021 Consolidated Net Sales
North America	United States and Canada	80%
EMEA	Europe, Middle East and Africa	18%
APAC	Asia-Pacific	2%
*Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Prior to 2017 we acquired Software Spectrum, Inc. (2006), Calence, LLC (2008), MINX Limited (2008), Ensynch, Inc. (2011), Inmac GmbH (2012) and Micro Warehouse BV (2012), BlueMetal Architects, Inc. (2015) and Ignia, Pty Ltd (2016).
Our acquisitions from 2017 through today were as follows:
•2017 – Acquired Datalink Corporation (“Datalink”) and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center transformation solutions to clients on premise or in the cloud. Additionally, we acquired Caase Group B.V. (referred to herein as, “Caase.com”) and strengthened our ability to deliver cloud solutions to our clients in EMEA;
•2018 – Acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider and strengthened our digital innovations capabilities;
•2019 – Acquired PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services which complemented our supply chain expertise, adding scale and clients in the commercial space primarily in North America; and
•2020 – Acquired vNext SAS (“vNext”), a French digital consulting services and managed services provider, increasing our capacity to deliver consulting and implementation services to support clients’ digital transformation initiatives to our clients in EMEA.

INSIGHT ENTERPRISES, INC.
Our Purpose and Values
Our purpose: We build meaningful connections to help businesses run smarter. We live by our core values of hunger, heart and harmony, which set the tone for our business and define who we are.
Our core values are:

Hunger – We are change agents, united in our passion to improve every day and deliver outstanding results for our clients, partners and Insight.

Heart – We are teammates. We take care of each other, our clients and our communities.

Harmony – We are a team of diverse individuals who value inclusivity and create meaningful connections so we can win together.
We believe that these values strengthen the overall Insight experience for our clients, partners and teammates. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”.
Our Market
The worldwide total addressable market for information technology is forecasted to be $4.1 trillion according to Gartner, a leading IT research and advisory company. We believe our worldwide addressable market represents approximately $700 billion in annual sales and for the year ended December 31, 2021, our net sales of $9.4 billion represented approximately 1% of that highly diverse market. Based on our analysis of Gartner market data, we believe the top 10 most comparable global solution providers represent less than 10% of our worldwide addressable market. We believe that we are well positioned in this highly fragmented global market with locations in 19 countries and our deep experience delivering IT solutions across the globe.
Our Differentiated Strategy
Our clients are our number-one priority, so delivering client value, which helps us earn client loyalty, is our primary goal. We expect our clients to achieve advantages by leveraging our unique capabilities to provide end-to-end secure digital transformation solutions and services. From IT strategy and design to implementation and management, we meet clients wherever they are now, and work alongside them to get them to where they want to be.
Whether implementing public cloud or as-a-service workplace solutions, designing a next-generation or hybrid cloud data center or leveraging sophisticated Internet-of-Things ("IoT") and artificial intelligence solutions to improve our clients’ experiences, we provide technical expertise and advisory services to our clients as an industry-recognized solutions integrator.
Our go-to-market framework for our cloud and digital expertise is built on over 33 years of broad IT experience combined with strategic acquisitions, new cloud and digital expertise and deep partner relationships. We are uniquely positioned to help our clients maximize the values of their technology today – and accelerate tomorrow.
Each of our areas of expertise represents a discrete area of growth for our business and when connected to each other, they provide a platform for our clients to leverage our breadth of expertise to solve their most relevant business challenges. Our strategy is to increase our penetration with new and existing clients within the areas of expertise across our geographic footprint in North America, EMEA and APAC. Powered by Insight’s legacy technology supply chain expertise, we are able to support our services offerings within the hardware, software and cloud solutions from market-leading and emerging manufacturer brands. To execute our strategy, we employ centralized and field-based sales, engineering, and services resources to connect with our clients. We also invested in technical engineers, architects and software developers who create and deliver integrated IT solutions to our clients globally, a capability we believe differentiates us in the marketplace.

INSIGHT ENTERPRISES, INC.
Our unique solution-focused go-to-market strategy is supported by a strong operational platform that includes scalable IT and e-commerce systems and processes, robust digital marketing capabilities and a culture of continuous business process transformation and automation.
Solutions Expertise

We developed comprehensive areas of expertise solutions to meet the market demand and deliver meaningful client outcomes at scale. We quickly adapt to new technology trends in innovation, investing internally to advance our technical capabilities. Our areas of expertise include:
Modern Workplace – Create a more productive, flexible and secure workplace.

We help our clients modernize essential workplace products, platforms and workflows to create enhanced environments for secure productivity and flexibility.

Outcomes for our clients:
•Elevate employee and user experiences.
•Increase return on workplace technology investments.
•Better protect users and business data to reduce risk.
•Boost productivity and mobile capabilities.
•Simplify IT lifecycle management.
•Enable and secure "work anywhere" operations in the hybrid work environment.

Insight delivers:
•Assessment and strategy engagements.
•IT service architecture, deployment and management.
•Comprehensive device services (including DaaS, Managed Endpoint, warehousing and multimedia messaging service).
•Solutions proofs of concept ("POCs") and implementations.
•End-user adoption and training advisory.
•Security and identity access solutions.
•Enterprise and end-user support services.
Modern Apps – Create new product experiences and transform legacy application to drive increased business value.

We build modern business applications using repeatable methodologies and an agile, user-centric approach to help our clients’ businesses innovate, differentiate, and grow. We future-proof our clients' critical business applications for increased innovation and organizational agility.

Outcomes for our clients:
•Future-proof critical business applications.
•Increase innovation and organizational agility.
•Accelerate business growth and product sales.

INSIGHT ENTERPRISES, INC.
•Optimize operations and increase productivity.
•Deliver differentiated customer experiences.

Insight delivers:
•Assessments and business-led digital strategies.
•Microservice application architectures, integrations, and code refactoring.
•Multicloud and low-code/no-code applications.
•User experience/user interface testing and research.
•Conversational agents.
•Immersive technology (virtual reality/augmented reality/mixed reality) solutions.
•Cloud-native web, desktop, and mobile apps.
•Enterprise-grade secure applications.
Modern Infrastructure – Architect and modernize multicloud and networking solutions to drive business transformation.

We architect and deliver modern infrastructure solutions, management, and support spanning cloud and data center platforms, modern networks, and edge technologies, to enable our clients’ businesses’ digital transformation. We strive to exceed our clients' demands to accelerate faster in cloud, and our knowledgeable teams maintain important relationships with key cloud hyperscaler partners.

Outcomes for our clients:
•A scalable infrastructure foundation for innovation.
•Increase workload agility, resiliency and flexibility.
•Improve visibility and control of data assets.
•Deliver better user and customer experiences.
•Enable purposeful digital transformation.

Insight delivers:
•Architecture, deployment, and management of modern platforms.
•POCs and demonstrations.
•Cloud, storage, data protection, networks, automation, virtualization, converged/hyperconverged.
•Platform migration and workload consolidation.
•Cloud enablement, management, and cost analysis/optimization.
•Workload discovery and alignment.
•DevOps support.
Intelligent Edge – Gather and utilize data in the most efficient way possible to enable real-time decision-making and affect pivotal outcomes.

We architect and deliver edge solutions spanning network, compute, storage, and artificial intelligence ("AI") and machine learning ("ML") to drive business value and deliver ongoing support for the IoT.

Outcomes for our clients:
•Improve decision-making and business intelligence.
•Increase responsiveness to customer and market demands.
•Optimize operational processes and gain predictive capabilities.
•Create new revenue streams and drive differentiation.
•Scale and expand business operations to new areas.

Insight delivers:
•Use case development.
•Edge solution architecture and design.
•Modernization and environment preparation.
•Implementation and deployment of IT and operational technology.
•Testing and optimization of new and existing edge solutions.
•Monitoring and management.
•Cloud-to-edge integration.
•IoT evaluation, implementation, management, and support.

INSIGHT ENTERPRISES, INC.
Data and AI – Leverage analytics and AI to transform business operations and user experiences.

We modernize data platforms and architectures and build data analytics and AI solutions that transform our clients’ business operations and user experiences.

Outcomes for our clients:
•Enable scalability at velocity.
•Increase visibility and data-driven decision-making.
•Optimize resources and costs via new operational efficiencies.
•Grow revenue and delight customers with new offerings.
•Improve competitive stance.

Insight delivers:
•Modern data platforms, cloud, and infrastructure.
•Data, AI and ML solution use case development, design, and implementation.
•Business intelligence and advanced data analytics.
•Natural language solutions.
•Data and analytics estate development/re-development and unification.
•Big data, data lakes and warehousing.
•Automation.
•Security and governance for data and AI solutions.
Cybersecurity – Mitigate risks and secure business assets.

We help our clients navigate security and compliance complexity associated with dispersed workforces, platforms, edge and IoT to mitigate risk and improve security posture.

Outcomes for our clients:
•Improve threat detection, containment and neutralization.
•Enhance visibility and context with fewer manual inputs.
•Alleviate large scale security teams through simplified security management.
•Implement governance and maintain compliance.
•Better manage and mitigate organizational risk.

Insight delivers:
•Security framework implementation (Secure Access Service Edge, Zero Trust, software-defined).
•Alignment with industry best practices and standards.
•Penetration testing.
•Ransomware readiness and response services.
•Network segmentation and access control.
•Governance, risk, and compliance.
•Cross-platform security.
•Managed Security.
Supply Chain Expertise – Our supply chain optimization tools and services are a differentiator for Insight. Growing pressure on IT budgets and increasing trends in outsourcing of non-core functions are changing the way clients approach procurement and management of core IT investments. We provide end-to-end lifecycle services around hardware and software that help our clients optimize their IT return on investments.
•Hardware Life Cycle: Source, procure, stage, configure, integrate, test, deploy, refurbish and redeploy IT products spanning endpoints to infrastructure, regionally, or across the globe via the Insight footprint and our extensive engaged network of suppliers.
•Software Life Cycle: Portfolio management, compliance, integration and adoption, on-premise or in the cloud, regionally or across the globe.
•Hardware Warranty and Software Maintenance: Warranty and maintenance services covering an array of products that can be purchased as a point solution or as a managed service delivered by Insight.
Our Offerings
Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist of largely software and certain software-related services and cloud solutions. On a consolidated basis, hardware, software and services represented approximately 62%, 24% and 14%, respectively, of our net sales in 2021. This compares to 61%, 25% and 14%, respectively, of our net sales in 2020 and 60%, 27% and 13%, respectively, of our consolidated net sales in 2019. Additional detailed sales mix information

INSIGHT ENTERPRISES, INC.
by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our Information Technology Systems
We have committed significant resources to the IT systems that we own and use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, partner relationships, distribution, inventories, accounting systems and internal networks, we have significantly improved our system security through investment in a highly skilled and tenured cybersecurity team as well as the implementation of the most up to date tools and processes to help harden and improve our cybersecurity defenses.
We are focused on driving improvements in sales productivity through increased innovation and enhancements to our e-commerce and IT systems with the goals of improved client satisfaction and attracting new clients, while increasing overall business efficiency.
In North America and APAC we use a common set of core IT applications to run our business. In 2021, we began consolidating EMEA onto the same core systems beginning with the United Kingdom. After the successful migration of our UK operations onto the global platform in 2021, the full migration of the remaining countries in Europe was completed in January 2022.
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
Our Competition
The IT hardware, software and services industry is very fragmented and highly competitive. Our competition includes:
•Solution providers, value-added resellers and direct marketers such as CDW, Zones, Connection, SHI, Softchoice, Systemax, Computacenter, Bechtle, SoftwareONE, and Crayon;
•Systems integrators such as ePlus, Presidio, World Wide Technology, Perficient and Accenture;
•Product manufacturers, such as Dell, HP Inc., IBM, Lenovo and HPE;
•Software publishers, such as Red Hat, VMware, Microsoft and Symantec;
•National and global service providers, such as IBM Global Services and HP Enterprise Services; and
•Specialty retailers, aggregators, distributors and e-tailers, such as Amazon Web Services, Best Buy for Business, Newegg and e-Buyer (United Kingdom).
The competitive landscape in the industry is continually changing as various competitors expand their product and services offerings. In addition, emerging models such as cloud computing and X as-a-service are creating new competitors and opportunities in the shift to digital business such as: data analytics, edge computing, hybrid infrastructure, modern workplace, cybersecurity, and other service offerings. As with other areas, we compete with solutions providers, systems integrators, value-added resellers, hyperscale vendors and directly with publishers, and manufacturer partners for many of these offerings. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly larger corporate customers.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors – Risks related to Our Business, Operations and Industry – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Our Partners
We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2021, we purchased products and software from approximately 2,600 partners. Approximately 60% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft, TD Synnex (a distributor) and Ingram Micro (a distributor) accounted for approximately 22%, 15% and 10%, respectively, of our aggregate purchases in 2021. No other partner accounted for more than 10% of

INSIGHT ENTERPRISES, INC.
purchases in 2021. Our top five partners as a group for 2021 were Microsoft, TD Synnex (a distributor), Ingram Micro (a distributor), Dell, and Cisco Systems, and approximately 60% of our total purchases during 2021 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
During 2021, sales of Microsoft and Dell products accounted for approximately 16% and 10%, respectively of our consolidated net sales. No other manufacturer’s or publisher’s products accounted for more than 10% of our consolidated net sales in 2021. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 50% of our consolidated net sales during 2021.
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
We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past five years. These digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. We believe that we are emerging as a leader in our industry in digital marketing, striving to deliver an outstanding service experience to our clients. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results from the prior quarter, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.
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
Our Teammates
Successful execution of our business strategy and strategic initiatives involves attracting, developing and retaining teammates who share our core values of hunger, heart and harmony. The experience, knowledge and dedication of our teammates help drive our operating results. Management regularly evaluates and enhances leadership training and development, teammate policies, procedures and benefits in order to maintain engaged teammates and drive client satisfaction.
Various ways that we attract, develop and retain qualified and motivated teammates include:
•Insight continues to make strides in its employer of choice journey and has received honors all around the globe. Some examples include: Forbes World’s Best Employers list (2021) - Insight ranked #95 overall, #12 for IT companies worldwide, #140 for Diversity (2021) and #62 for Veterans (2020); #3 for UK Best Workplaces (2021); #15 for Australia’s Best Places to Work (2021); #4 on Phoenix Best Places to Work – Phoenix Business Journal (2021); Human Rights Campaign Foundation’s Corporate Equality Index perfect score of 100 (2022); “Elite 8” on Achiever’s 50 Most Engaged Workplaces (2021); #70 on the Fortune 100 Best Workplaces for Diversity list (2019); and #7 in the information technology services industry on the list of the Fortune World’s Most Admired Companies list (2021).
•Insight offers robust leadership training for all teammate managers and aspiring leaders. Our training is centered around our Leadership Commitments where we enhance our leader’s skills in the following areas: (1) Create clarity; (2) Inspire people; (3) Demonstrate thought leadership; and (4) Deliver results. We believe leaders who excel in these commitments heighten teammate satisfaction and deliver superior business results.
•An important part of the Company’s culture is its commitment to diversity and inclusion, and we’ve been recognized for our dedication to this important area. Insight supports 7 Teammate Resource Groups, which represent various diverse groups of teammates and boasts 1,300+

INSIGHT ENTERPRISES, INC.
active members. These 7 groups, and our Diversity & Inclusion team, host 10+ events per month including (but not limited to) cultural celebrations, Allyship & Unconscious Bias training, guest speakers, and wellness events.
•Our Teammate Pulse Survey has ranked Diversity as our #1 scoring category for the past four years. In the Fortune Best Workplaces process, we learned that “Justice” was rated as the highest category by our teammates – the extent to which employees perceive that management promotes inclusive behavior, avoids discrimination, and is committed to providing fair appeal.
•Our leaders carefully review and monitor our Teammate Pulse Survey results year over year and create action plans to increase teammate engagement. We have seen positive trending over the last five years and are proud of the culture at Insight.
•To support teammates and their families in crisis situations, the Company provides financial support through its charitable foundation, which has received millions in contributions over the last seven years from Insight, its teammates and its partners.
•Insight offers all teammates two paid Heart Days annually to volunteer their time to charitable organizations in the communities where they live and work.
•Insight also has trained Mental Health First Aid Certified teammates throughout the business globally in order to ensure our teammates have easy access points to the resources we have available to them and their family members.
As of December 31, 2021, we employed 11,624 teammates. Our teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	9,260
EMEA	1,914
APAC	450
Our teammates in the United States are not represented by a labor union. Our work forces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.
Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,670
Skilled, certified consulting and service delivery professionals	4,612
Total sales and client facing teammates	8,282
Management, support services and administration	2,955
Distribution	387
For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.
Our Seasonality
We experience some seasonal trends in our sales of hardware, software and services. For example:
•software sales are typically higher in our second and fourth quarters, particularly the second quarter;
•business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in the first quarter;
•sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are stronger in our second quarter; and
•sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year.

INSIGHT ENTERPRISES, INC.
Our Backlog
The majority of our backlog historically has been and continues to be open cancelable purchase orders. Our backlog has grown significantly in the past year, primarily as a result of our client's responses to supply chain constraints. We expect the supply chain constraints may not be fully alleviated in 2022 but our elevated backlog exiting the fourth quarter of 2021 will benefit the first half of 2022. We do not believe that backlog as of any particular date is predictive of future results.
Our Intellectual Property
We do not maintain a traditional research and development group, but we recognize the importance of intellectual property and its ability to differentiate us from our competitors. As part of our business, we provide value to clients based, in part, on our proprietary innovations, methodologies, reusable know-how and other intellectual property assets, that we protect through different forms of intellectual property protection, including trademarks, patents, copyrights, trade secrets and other protections in the United States and select foreign countries where we believe it is appropriate to seek such protection, under applicable laws. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and agreements, as applicable, with teammates, clients, partners and others to protect our intellectual property rights. There can be no assurance, however, that the rights obtained can be successfully enforced against infringers in every jurisdiction. Although we believe the protection afforded by our trademarks, patents, copyrights and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process makes our future success dependent primarily on the innovative skills, technological expertise and management abilities of our employees. A valuable intellectual property asset is our Insight brand which is a registered trademark. We also license certain of our proprietary intellectual property rights to third parties. We have registered a number of domain names, applied for registration of other marks in the United States and in certain international jurisdictions, and, from time to time, filed patent applications. We believe our trademarks, in particular, have significant value, and we continue to invest in their promotion and protection.
For a discussion of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.
Information about our Executive Officers
The following are our current executive officers:
Glynis A. Bryan, Chief Financial Officer, Age 63
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
Samuel C. Cowley, Senior Vice President, General Counsel and Secretary, Age 61
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
Rachael A. Crump, Principal Accounting Officer and Global Corporate Controller, Age 46
Ms. Crump joined Insight in December 2016 as Vice President of Finance, Controller – North America and was appointed Principal Accounting Officer and Global Corporate Controller in September 2018. Ms. Crump is a Certified Public Accountant. She began her career in public accounting in 1997 with Ernst & Young LLP. Ms. Crump has held controller positions with several multinational companies in the software, medical services and semiconductor industries. Prior to joining Insight, Ms. Crump served as the Senior

INSIGHT ENTERPRISES, INC.
Director Controller, Global Accounting at Amkor Technology, Inc., a semiconductor product packaging and test services provider, from 2006 to 2016.
James A. Morgado, Senior Vice President of Finance, Age 49
Mr. Morgado joined Insight in January 2022 as Senior Vice President of Finance. For the past four years, he served as the Vice President of Finance for Synopsys, Inc., an enterprise software engineering company focused on electronic design automation, where he was responsible for Corporate Planning, FP&A, Treasury, Procurement and Supply Chain Finance. Prior to Synopsys, Mr. Morgado worked for Juniper Networks, Inc. in positions of escalating responsibility within Finance. Mr. Morgado completed both his undergraduate degree (Business Management) and master’s degree (MBA) at Santa Clara University.
Joyce A. Mullen, President, President and Chief Executive Officer, Age 59
Ms. Mullen was appointed President and Chief Executive Officer and a director of Insight effective January 1, 2022. Ms. Mullen joined Insight in October 2020 as our President of the North America Region. Prior to joining Insight, Ms. Mullen spent 21 years of her career at Dell Technologies in a variety of sales, service delivery, and IT solutions roles. Ms. Mullen also serves on the Board of The Toro Company (NYSE: TTC). She completed her undergraduate studies at Brown University in International Relations, and she holds an MBA from Harvard University.
Jeffery Shumway, Chief Information Officer, Age 63
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
Emma de Sousa, President – Insight EMEA, Age 45
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
The competitive landscape in which we operate continues to change as new technologies are developed. While innovation helps our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us and make up a significant part of our business and future, cloud-based solutions and technologies developed by manufacturer and publisher partners could be sold directly to customers rather than utilizing solutions providers like us, or such partners could otherwise reduce the amount of hardware or software we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued innovations by our current vendor partners and our ability to partner with new and emerging technology providers.
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

INSIGHT ENTERPRISES, INC.
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
We may not be able to keep pace with rapidly evolving technological advances and the evolving competitive marketplace in which we sell our service offerings. Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and market demand to serve the needs of our clients. For example, cloud, security, and digital-related solutions are continuously evolving, and there is rapid development and technological evolution in areas such as IoT, edge-computing, computer vision, advanced machine learning and AI, automation, augmented reality, blockchain and as-a-service solutions. If we do not invest sufficiently in new technologies, successfully adapt to industry developments and evolving client demand at sufficient speed and scale, we may be unable to develop or maintain a competitive advantage in the market and execute on our growth strategy and initiatives, which could have a material adverse effect on our business.
The COVID-19 global pandemic has adversely impacted, and may continue to adversely impact, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
The occurrence of regional epidemics or a global pandemic may adversely affect our operations, financial condition, and results of operations. We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. To date, the COVID-19 pandemic has adversely impacted, and may continue to adversely impact, our business, results of operations and financial condition.
The COVID-19 outbreak has resulted in government authorities around the world implementing various measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, "shelter-in-place," "stay-at-home," total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. More recently, new variants of COVID-19, such as the Delta and Omicron variants, that are significantly more contagious than previous strains, have emerged. The spread of these new strains is causing many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants.
Our business operations have been, and could continue to be, adversely impacted by the COVID-19 pandemic, as may our financial performance and results of operations. For example, we observed a pronounced impact of COVID-19 on our 2020 financial results when compared to internal expectations and minimal negative impact on our 2021 financial results. We anticipate demand for our products and services may continue to be impacted going into 2022 as suppliers encounter product shortages and clients continue to evaluate the impact of COVID-19 on their businesses, their profitability and their liquidity. While we experienced a decline in hardware bookings in response to COVID-19 in 2020, bookings in 2021 have increased significantly and we exited 2021 with elevated bookings going into the first quarter of 2022. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – COVID-19 and Supply Chain Constraints Update” for additional information.
Additionally, our business operations, financial performance and results of operations have been and could be further adversely impacted in a number of ways, which may include, but is not limited to, the following:
•disruptions to our operations, including any closures of our offices and facilities; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our other important business activities;
•further reduced demand for our products and services due to disruptions to the businesses and operations of our clients;
•interruptions, availability or delays in global shipping to transport our products;
•further disruptions, slowdowns or stoppages in the supply chain for our products;

INSIGHT ENTERPRISES, INC.
•limitations on employee resources and availability, including due to sickness, government restrictions, labor supply shortages, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
•the ability of our clients to pay for our products, services and solutions;
•a continuation or worsening of general economic conditions, including increased inflation;
•the willingness of clients in the travel, hospitality, retail and other industries significantly impacted by the pandemic to continue with current and expected projects;
•a fluctuation in foreign currency exchange rates or interest rates, which could result from market uncertainties;
•an increase in the cost or the difficulty to obtain debt or equity financing, which could affect our financial condition or our ability to fund operations or future investment opportunities;
•changes to the carrying value of our goodwill and intangible assets; and
•an increase in regulatory restrictions or continued market volatility, which could hinder our ability to execute strategic business activities, including acquisitions, as well as negatively impact our stock price.
The spread of COVID-19 has caused us to modify our business practices (including suspending most teammate travel, allowing remote teammate work locations, and the cancellation or limitation of physical participation in most meetings, events and conferences), and we anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our clients, partners and teammates. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Further, should any key teammates become ill from COVID-19 and unable to work, the attention of the management team could be diverted.
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
General economic and political conditions, including unfavorable conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending, including as a result of the COVID-19 pandemic, adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy or similar crisis, or in a particular region or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.
Our sales to public sector clients are also impacted by government spending policies, government shutdowns, budget priorities and revenue levels. An adverse change in government spending policies (including budget cuts at the federal, state and local level), budget priorities or revenue levels could cause our public sector clients to reduce their purchases or to terminate or not renew their contracts with us. These possible actions or the adoption of new or modified procurement regulations or practices could have a material adverse effect on our business, financial position and results of operations.

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including increases in inflation and interest rates, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy. Political developments, economic instability or natural disasters impacting international trade, including continued

INSIGHT ENTERPRISES, INC.
uncertainty surrounding the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”) and, trade disputes and increased tariffs, particularly between the United States and China, may negatively impact markets and cause weaker macroeconomic conditions or drive sentiment that weakens demand for our products and services. Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the United Kingdom and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
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
We are exposed to accounts receivable risks. We extend credit to our clients for a significant portion of our net sales, typically on 30-day payment terms. We are subject to the risk that our clients may not pay for the products and services they have purchased, or may pay at a slower rate than we have historically experienced, the risk of which is heightened during periods of economic downturn or uncertainty or, in the case of public sector clients, during periods of budget constraints.
We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers. We generally ship hardware products to our clients by FedEx, United Parcel Service and other commercial delivery services and invoice clients for delivery charges. If we are unable to pass on to our clients current and future increases in the cost of commercial delivery services, our profitability could be adversely impacted. Additionally, strikes, inclement weather, natural disasters or other service interruptions, including as a result of the COVID-19 pandemic, sustained by such shippers could adversely impact our ability to deliver products on a timely basis. Such events could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, the Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•political or economic instability;
•changes in governmental regulation or taxation (foreign and domestic);
•currency exchange fluctuations;
•changes in import/export laws, regulations and customs and duties and tariffs (foreign and domestic);

INSIGHT ENTERPRISES, INC.
•trade restrictions (foreign and domestic);
•difficulties of conducting business, managing operations, and costs of staffing in certain foreign countries;
•work stoppages or other changes in labor conditions;
•taxes and other restrictions on repatriating foreign profits back to the United States;
•extended payment terms;
•seasonal reductions in business activity in some parts of the world; and
•natural disasters, terrorism, civil unrest, public health concerns (including health epidemics or outbreaks of communicable diseases such as the COVID-19 pandemic) and other geopolitical uncertainties.
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
A natural disaster or other adverse occurrence at one of our primary facilities could damage our business. We have warehouse and distribution facilities in the United States and Canada and in the United Kingdom and Germany. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged, or negatively impacted, by a natural disaster or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our clients. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our clients and would cause us to incur incremental operating costs. In addition, we operate numerous sales offices which may contain both business-critical data and confidential information of our clients. A natural disaster or other adverse occurrence at any of our major sales offices, including any closures or restrictions on operations as a result of the COVID-19 pandemic, could negatively impact our business, results of operations or cash flows.
Risks Related to Our Technology, Data and Intellectual Property
Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses. We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to provide prompt and efficient service to our clients. Our ability to provide that level of service is largely dependent on the ease of use, accuracy, quality and utilization of our IT systems, which impacts our ability to manage our sales, client service, distribution, inventories and accounting systems, and the reliability of our voice and data networks and managed services offerings. If our current technology is determined to have a shorter economic life or the value of our current system is impaired, or necessary improvements to our technology are significantly delayed, we could incur additional expense and/or charges. The continuing development of our IT systems is crucial for our success. Accordingly, some of our IT systems are subject to ongoing IT projects designed to streamline or optimize the information systems. In addition, we recently migrated our EMEA operations to the same core IT systems and tools used in North America and APAC. There is no guarantee that we will be successful in these efforts at all times or that there will not be implementation or integration difficulties. In addition, a substantial interruption in our IT systems or in our voice and data networks, however caused, could occur and could have a material adverse effect on our business, financial condition and results of operations.

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

INSIGHT ENTERPRISES, INC.
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
Risks Related to Regulatory and Legal Matters
We are exposed to risks from legal proceedings and client audits and failure to comply with the laws and regulations applicable to our operations could adversely impact our business, results of operations or cash flows. We are party to various legal proceedings that arise in the ordinary course of our business, which include commercial, employment, tort and other litigation. Because of our significant sales to governmental entities, we also are subject to audits by federal, state, international, national, provincial and local authorities in the ordinary course of our business. We also are subject to and currently engaged in audits by various vendor partners and large clients, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts. Current and future litigation, infringement claims, governmental proceedings and investigations, audits or indemnification claims that we face may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. Additionally, our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including areas of labor and employment, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, including data privacy restrictions such as the GDPR or the California Consumer Privacy Act (“CCPA”), data breach notification laws, and certain data security regulations, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against teammates, contractors, or agents violating such laws and regulations or our policies and procedures.
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

INSIGHT ENTERPRISES, INC.
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
Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments. We conduct business globally and file tax returns in various U.S. and foreign tax jurisdictions. Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:
•changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;
•increases in corporate tax rates and the availability of deductions or credits in the United States and elsewhere;
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations;
•tax effects related to acquisition accounting; and
•resolutions of issues arising from tax examinations and any related interest or penalties.
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
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business. We have a substantial amount of indebtedness. As of December 31, 2021, we had $361.6 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $311.9 million of obligations outstanding under our inventory financing agreements. We also have the ability to borrow an additional $1.1 billion under our senior secured credit facility. Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•requiring us to comply with restrictive covenants in our senior secured debt facility, which limits the manner in which we conduct our business;
•limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•placing us at a competitive disadvantage compared to any of our less-leveraged competitors;
•increasing our vulnerability to both general and industry-specific adverse economic conditions; and
•limiting our ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
The conditional conversion feature of the Notes, which has been triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the Notes continues to be triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle the principal portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we would be required under applicable accounting rules to reclassify all of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net current assets.

INSIGHT ENTERPRISES, INC.
We are subject to counterparty risk with respect to the Call Spread Transactions. The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such option counterparties may default under the Call Spread Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Call Spread Transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock.
We may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. We may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. We have outstanding U.S. Dollar denominated debt with variable interest rates based on LIBOR, and it is anticipated that LIBOR for all U.S. Dollar tenors will be discontinued as of the year ending 2023. The expected discontinuation of LIBOR for all U.S. Dollar tenors will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could have an impact on and risk to the Company if not completed in a timely manner. The Company’s current material loan documents include an alternative benchmark interest rate for U.S. Dollars based initially on the Secured Overnight Financing Rate. At this time, however, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates in the future. While various bodies, including governmental agencies, are seeking to identify an alternative rate to replace LIBOR, including the Secured Overnight Financing Rate, there is uncertainty regarding which alternative reference rate will replace LIBOR. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2023. In addition, any changes to benchmark rates in the future may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.
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

INSIGHT ENTERPRISES, INC.
operations could suffer. In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.
We depend on certain key management personnel and our ability to attract, train and retain skilled teammates to satisfy client demand, including highly skilled technical resources with experience in key digital areas. We rely on key management to execute our strategy to grow profitable market share. The loss of one or more of these leaders, or a failure to attract and retain new executives, could have a material adverse effect on our business, financial condition and results of operations. We also believe that our future success will be largely dependent on our ability to attract, train and retain highly qualified management, sales, service and technical teammates, and we make significant investments in the development of our leadership team, sales executives, solution architects, services engineers, project managers and other IT resources. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our sales and services teammates, and that could have a material adverse effect on our business, financial condition and results of operations.
Additionally, competition for skilled and non-skilled workers is intense and there are risks of sustained labor shortages in various regions. In some jurisdictions in which we operate, there is increasing demand for qualified resources to fill open positions. Our business has experienced and may continue to experience teammate attrition, which may cause us to incur increased costs to hire new teammates with the desired management and technical skills. Costs associated with recruiting, training and retaining teammates are significant. If we are unable to hire or deploy resources with the needed technical skill set or if we are unable to adequately equip our teammates with the skills needed, this could have a material adverse effect on our business. Furthermore, if we are unable to maintain an environment for teammates that is competitive and appealing, it could have an adverse effect on engagement and retention, and a material adverse effect on our business.
The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product and service offerings and client base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse client reactions. In addition, integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key clients, difficulties assimilating and retaining teammates of those businesses into our culture and organizational structure, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The continued integration activities of the acquired businesses into our business is difficult and time consuming, and we may be unable to achieve expected synergies and operating efficiencies over the long term. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.
Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, restricted stock units, upon conversion of the Notes and in connection with the warrants to be issued in connection with the Call Spread Transactions. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Item 1B. Unresolved Staff Comments
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 2. Properties
Our principal executive offices are located in Tempe, Arizona. At December 31, 2021, we owned or leased approximately 2.3 million square feet of office and warehouse space, and, while approximately 72% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 11 countries in EMEA and we lease office facilities in 6 countries in APAC. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. Information about significant sales, distribution, services and administration facilities in use as of December 31, 2021 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Tempe, Arizona, USA	Executive Offices, Sales and Administration, Network Operations Center and Client Support Center	Lease
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Lewis Center, Ohio, USA	Services, Distribution and Administration	Own
	Worthington, Ohio, USA	Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Austin, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Edmonton, Alberta, Canada	Sales, Distribution and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease

APAC	Sydney, New South Wales, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Shanghai, China	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease
In addition to those listed above, we have leased sales offices in various cities across North America, EMEA and APAC and during the fourth quarter of 2019, we completed the purchase of real estate in Chandler, Arizona that we intend to use as our global headquarters. For additional information on property and equipment and operating leases, see Notes 4 and 9 to the Consolidated Financial Statements in Part II, Item 8 of this report. For additional information on the sale of our Tempe, Arizona and Woodbridge, Illinois properties in 2021, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

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
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. As of February 11, 2022, we had 34,896,501 shares of common stock outstanding held by 45 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains restrictions on the payment of cash dividends.
Issuer Purchases of Equity Securities
We did not repurchase shares of our common stock during the quarter ended December 31, 2021.
See further information on our share repurchase programs in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2016 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2016	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$95.00	$101.00	$174.00	$188.00	$264.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	121.00	115.00	151.00	183.00	230.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	144.00	135.00	247.00	438.00	593.00
Item 6. [Reserved]

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
Overview
Today, every business needs to be a technology business. We empower organizations with technology, solutions and services to help our clients maximize the value of their information technology (“IT”) today and drive (digital) transformation for tomorrow in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked global technology provider of end-to-end secure digital transformation solutions and services, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services and cloud solutions.
Full year 2021 financial and operational highlights included the following:
•We generated growth in earnings from operations of 22% on a consolidated basis with growth in each of our reporting segments.
•We grew our services net sales by 13% on a consolidated basis with growth in each of our reporting segments.
•We generated cash flows from operations of $163.7 million.
•In January 2022 our global team completed the onboarding of EMEA clients, partners and teammates onto Insight common core IT systems, tools and processes.
On a consolidated basis, for the year ended December 31, 2021:
•Net sales of $9.4 billion increased 13% compared to 2020.
•Gross profit of $1.4 billion increased 11% compared to 2020, also up 10% year over year excluding the effects of fluctuating foreign currency exchange rates.
•Consolidated gross margin declined approximately 30 basis points to 15.3% of net sales in 2021. This decrease primarily reflects higher product net sales at lower margins.
•Earnings from operations increased to $332.1 million in 2021, up 22% compared to the prior year, which represented 3.5% of net sales.
•Our effective tax rate in 2021 was 25.0%, which compares to our effective tax rate of 24.4% in 2020.
•Net earnings and diluted net earnings per share were $219.3 million and $5.95, respectively, in 2021. In 2020, we reported net earnings of $172.6 million and diluted net earnings per share of $4.87.
The results of operations for 2021 include the following items:
•severance expenses of $6.4 million, $5.0 million net of tax;
•a restructuring gain from the sale of properties of $8.0 million, $6.0 million net of tax;
•the repurchase of approximately 497,000 shares of the Company’s common stock for an aggregate of $50.0 million.

The results of operations for 2020 include the following items:
•the results of the acquisition of PCM for the full year in 2020;
•the results of the acquisition of vNext, effective February 28, 2020;
•transaction costs totaling $2.2 million and $1.6 million net of tax, associated with the acquisition of PCM and vNext;
•severance and restructuring expenses of $12.4 million, $9.3 million net of tax;
•the repurchase of approximately 445,000 shares of the Company’s common stock for an aggregate of $25.0 million.

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
During 2021, we generated $163.7 million of cash from operating activities and primarily utilized cash to repay our debt and repurchase our stock. We made net repayments of $87.0 million under our senior secured revolving credit facility (the “ABL facility”). We ended the year with $103.8 million of cash and cash equivalents and $361.5 million of debt outstanding under our long-term debt facilities.
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
COVID-19 and Supply Chain Constraints Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. While we saw minimal negative impact of COVID-19 on our 2021 financial results, prolonged supply constraints stemming from shortages of chips and displays resulted in sustained elevated bookings as we exited the fourth quarter. We currently expect these supply constraints and extended lead times for certain products will benefit the first half of 2022 and we expect growth in net sales in 2022 compared to 2021.

More recently, new variants of COVID-19, such as the Delta and Omicron variants, that are significantly more contagious than previous strains, have emerged. The spread of these new strains is causing many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results in 2022 and beyond. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See "Risk Factors" in Part I, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2021 and 2020:

	2021	2020
Net sales	100.0%	100.0%
Costs of goods sold	84.7	84.4
Gross profit	15.3	15.6
Operating expenses:
Selling and administrative expenses	11.8	12.1
Severance and restructuring expenses and acquisition-related expenses	—	0.2
Earnings from operations	3.5	3.3
Non-operating expense, net	0.4	0.5
Earnings before income taxes	3.1	2.8
Income tax expense	0.8	0.7
Net earnings	2.3%	2.1%
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
2021 Compared to 2020
Net Sales. Net sales increased 13%, or $1.1 billion, in 2021 compared to 2020. Net sales of products (hardware and software) and net sales of services both increased 13% in 2021 compared to 2020. Our net sales by operating segment for 2021 and 2020 were as follows (dollars in thousands):

	2021	2020	% Change
North America	$7,520,323	$6,615,032	14%
EMEA	1,704,051	1,555,225	10%
APAC	211,739	170,322	24%
Consolidated	$9,436,113	$8,340,579	13%
Our net sales by offering category for North America for 2021 and 2020 were as follows (dollars in thousands):

	North America
Sales Mix	2021	2020	% Change
Hardware	$5,163,225	$4,418,295	17%
Software	1,315,412	1,260,757	4%
Services	1,041,686	935,980	11%
	$7,520,323	$6,615,032	14%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales in North America increased 14%, or $905.3 million, in 2021 compared to 2020. This increase reflects increases in all sales categories including increases in hardware net sales that were negatively impacted by COVID-19 in the prior year. Net sales of hardware, software and services increased 17%, 4% and 11%, respectively, year over year. The increases year over year were primarily the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients. This was partially driven by the negative impacts of COVID-19 on client demand experienced in the prior year.
•The increase in services net sales was primarily due to higher volume of sales of Insight delivered services and the continued trend toward higher sales of cloud solution offerings.
•The increase in software net sales was primarily due to a single transaction with a large enterprise client in the current year combined with higher volume of software net sales. The increase was partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
Our net sales by offering category for EMEA for 2021 and 2020, were as follows (dollars in thousands):

	EMEA
Sales Mix	2021	2020	% Change
Hardware	$676,815	$617,825	10%
Software	825,361	760,562	9%
Services	201,875	176,838	14%
	$1,704,051	$1,555,225	10%
Net sales in EMEA increased 10% (increased 4% excluding the effects of fluctuating foreign currency exchange rates), or $148.8 million, in 2021 compared to 2020. Net sales of hardware, software and services were up 10%, 9% and 14%, respectively, year over year. The changes were primarily the result of the following:
•The increase in software net sales was due to higher volume of software net sales to public sector and corporate clients, partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in hardware net sales was due primarily to higher volumes of sales to enterprise and corporate clients.
•The increase in services net sales was due to higher volume of Insight delivered services and net sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
Our net sales by offering category for APAC for 2021 and 2020, were as follows (dollars in thousands):

	APAC
Sales Mix	2021	2020	% Change
Hardware	$49,470	$31,953	55%
Software	89,844	82,763	9%
Services	72,425	55,606	30%
	$211,739	$170,322	24%
Net sales in APAC increased 24% (increased 15% excluding the effects of fluctuating foreign currency rates), or $41.4 million, in 2021 compared to 2020. Net sales of hardware, software and services increased 55%, 9% and 30%, respectively, year over year. The changes were primarily the result of the following:
•The increase in hardware net sales was due to higher volume of net sales to enterprise and commercial clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in services net sales was due to higher volume of Insight delivered services and higher volume of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in software net sales was primarily due to the benefits of foreign currency rate movements in 2021. This was partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
Net sales by category for North America, EMEA and APAC were as follows for 2021 and 2020:

	North America		EMEA		APAC
Sales Mix	2021	2020	2021	2020	2021	2020
Hardware	69%	67%	40%	40%	23%	19%
Software	17%	19%	48%	49%	43%	48%
Services	14%	14%	12%	11%	34%	33%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 11%, or $147.6 million, in 2021 compared to 2020, with gross margin decreasing approximately 30 basis points to 15.3% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2021 and 2020 were as follows (dollars in thousands):

	2021	% of Net Sales	2020	% of Net Sales
North America	$1,135,450	15.1%	$1,021,388	15.4%
EMEA	258,862	15.2%	236,046	15.2%
APAC	53,245	25.1%	42,508	25.0%
Consolidated	$1,447,557	15.3%	$1,299,942	15.6%
North America’s gross profit increased 11% in 2021 compared to 2020. As a percentage of net sales, gross margin declined by approximately 30 basis points year to year. The year to year net decrease in gross margin was primarily attributable to the following:
•A net decrease in product margin, which includes partner funding and freight, of 25 basis points year to year. This decrease was primarily due to higher mix of hardware net sales at lower margins than in the prior year.
•A decline in services margin year to year of 9 basis points was due to lower margins on Insight delivered services of 37 basis points partially offset by gross margin generated from increased cloud solution offerings and software maintenance.
EMEA’s gross profit increased 10% (increased 4% excluding the effects of fluctuating foreign currency exchange rates), in 2021 compared to 2020. As a percentage of net sales, gross margin remained flat at 15.2%, reflecting a 38 basis point reduction in product margin offset by a 39 basis point increase in services margin.
APAC’s gross profit increased 25% (increased 17% excluding the effects of fluctuating foreign currency exchange rates), in 2021 compared to 2020. As a percentage of net sales, gross margin increased by approximately 10 basis points year over year. The slightly expanded gross margin for APAC in 2021 compared to 2020 was due primarily to changes in sales mix to services net sales with higher margins than product net sales.
Our overall gross margins contracted in 2021 compared to 2020, as expected, as our product mix returned to previous levels, including a higher mix of hardware sales with our large enterprise clients which typically carry lower margins. We expect this trend may continue into future periods.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $103.4 million in 2021 compared to 2020. Selling and administrative expenses decreased approximately 30 basis points as a percentage of net sales in 2021 compared to 2020. The overall net increase in expenses reflects a $113.8 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. Professional fees incurred for one-time projects also increased by $5.7 million, year over year. These increases were partially offset by decreases in depreciation and amortization, travel and entertainment costs, marketing and facility expenses of $10.1 million, $2.8 million, $2.1 million and $1.9 million, respectively, year to year. The decreases in depreciation and amortization expense were driven by intangible assets that were fully amortized in 2021. The decreases in travel and entertainment and marketing costs reflect cost control measures taken in response to COVID-19 part way through 2020 that were largely maintained in 2021.
Severance and Restructuring Expenses. During 2021, we recorded gains on sale of properties due to restructuring of $8.0 million. These gains were partially offset in 2021, as we recorded severance expense, net of adjustments, totaling $6.4 million. During 2020, we recorded severance expense, net of adjustments, totaling $12.4 million. The charges in all three operating segments primarily related to a realignment of certain roles and responsibilities and for North America and EMEA in the prior year due to the acquisition of PCM.
Acquisition-related Expenses. During 2021, we did not incur any acquisition-related expenses. In 2020 we incurred $2.2 million in direct third-party costs related to the acquisitions of PCM and vNext. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our PCM acquisition.
Earnings from Operations. Earnings from operations increased 22%, or $60.5 million, year over year, in 2021 compared to 2020. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for 2021 and 2020 (dollars in thousands):

	2021	% of Net Sales	2020	% of Net Sales
North America	$268,813	3.6%	$219,198	3.3%
EMEA	46,918	2.8%	40,368	2.6%
APAC	16,330	7.7%	12,009	7.1%
Consolidated	$332,061	3.5%	$271,575	3.3%
North America’s earnings from operations increased 23%, or $49.6 million, year over year, in 2021 compared to 2020. As a percentage of net sales, earnings from operations increased by approximately 30 basis points to 3.6%. The increase in earnings from operations was primarily driven by an increase in gross profit in excess of increases in selling and administrative expenses and severance and restructuring expenses. There were also no acquisition-related expenses in 2021 compared to $2.0 million in 2020.
EMEA’s earnings from operations increased 16% (increased 10% excluding the effects of fluctuating foreign currency exchange rates) or $6.6 million, year over year, in 2021 compared to 2020. As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 2.8%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by the increase in selling and administrative expenses and severance and restructuring expenses in 2021 compared to 2020.
APAC’s earnings from operations increased 36% (increased 27% excluding the effects of fluctuating foreign currency exchange rates) or $4.3 million, year over year, in 2021 compared to 2020. As a percentage of net sales, earnings from operations increased by approximately 60 basis points to 7.7%. The increase in earnings from operations reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses in 2021 compared to 2020.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Non-Operating (Income) Expense.
Interest Expense, net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense decreased 3%, or $1.1 million, in 2021 compared to 2020 due primarily to lower average daily balances under our ABL facility during the first half of the year and lower borrowing rates under our ABL facility. This was partially offset by increased imputed interest under our inventory financing facilities and the Notes. Imputed interest under the Notes was $10.7 million in 2021 compared to $10.2 million in 2020. Imputed interest under our inventory financing facilities increased $2.2 million due to higher average daily balances in 2021 compared to 2020. The increases were a result of expanded use of the inventory financing facilities. For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.
Other (Income) Expense, Net. Other (income) expense, net, consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The change in net foreign currency exchange gains/losses is due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.
Income Tax Expense. Our effective tax rate for 2021 was 25.0% compared to 24.4% in 2020. The increase in the tax rate from 2020 to 2021 was primarily due to nonrecurring benefits in 2020 related to the remeasurement of certain state deferred tax liabilities as well as acquired net operating losses to be carried back to higher tax rate years under the Coronavirus Aid, Relief, and Economic Security Act, partially offset by increased research and development tax credit benefits. The effective tax rate in 2021 was higher than the federal statutory rate of 21.0% primarily due to state income taxes and higher taxes on earnings in foreign jurisdictions. These increases to the federal statutory rate in 2021 were offset partially by the recognition of tax benefits, net of reserves, related to research and development activities. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
2020 Compared to 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 17, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for 2021 and 2020(in thousands):

	2021	2020
Net cash provided by operating activities	$163,711	$355,582
Net cash (used in) provided by investing activities	(21,074)	9,706
Net cash (used in) provided by financing activities	(161,385)	(361,791)
Foreign currency exchange effect on cash and cash equivalent and restricted cash balances	(5,857)	10,788
(Decrease) increase in cash, cash equivalents and restricted cash	(24,605)	14,285
Cash and cash equivalents and restricted cash at beginning of year	130,582	116,297
Cash and cash equivalents and restricted cash at end of year	$105,977	$130,582
Cash and Cash Flow
•Our primary uses of cash during 2021 were to pay down our debt balance, to repurchase shares of our common stock and to purchase property and equipment.
•Operating activities generated $163.7 million in cash in 2021, compared to $355.6 million in 2020.
•We received proceeds from the sale of assets, including our properties held for sale, of $31.0 million in 2021.
•We had net repayments under our inventory financing facilities of $14.4 million in 2021 compared to net borrowings of $103.3 million in 2020.
•Net repayments under our ABL facility were $87.0 million in 2021. Net repayments under our ABL facility were $431.4 million in 2020.
•Capital expenditures were $52.1 million in 2021 compared to $24.2 million in 2020.
•During 2021, we repurchased an aggregate of $50.0 million of our common stock, pursuant to a repurchase program approved in February 2020 which was subsequently increased in May 2021. This compares to $25.0 million repurchased during 2020.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our cash and working capital requirements for operations as well as other strategic investments over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, debt repayments and repayment of our inventory financing facilities. We currently expect to fund known cash commitments beyond the next twelve months through operating cash activities or other available financing resources.
Net cash provided by operating activities.
•Cash flow from operating activities in 2021 was $163.7 million, a significant decrease in cash generation compared to 2020. The decrease in cash flow from operating activities was primarily driven by increases in accounts receivable and inventory, partially offset by an increase in accounts payable compared to prior year. These changes reflect strategic responses to supply constraints.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our consolidated cash flow operating metrics for the quarters ended December 31, 2021 and 2020 were as follows:

	2021	2020
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	105	108
Days inventory outstanding (“DIOs”) (b)	13	8
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(88)	(86)
Cash conversion cycle (days) (d)	30	30
(a)Calculated as the balance of accounts receivable, net at the end of the period divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 92 days.
(b)Calculated as average inventories divided by daily costs of goods sold. Average inventories is calculated as the sum of the balances of inventories at the beginning of the period plus inventories at the end of the period divided by two. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(c)Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facilities at the end of the period divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 92 days.
(d)Calculated as DSOs plus DIOs, less DPOs.

•Our cash conversion cycle was 30 days in the quarter ended December 31, 2021, flat when compared to the fourth quarter of 2020.
•The changes in our cash conversion cycle compared to the same period in the prior year resulted from the net effect of a three day decrease in DSOs combined with a two day increase in DPOs offset by a five day increase in DIOs.
•The changes in our cash conversion cycle year over year were primarily the result of:
•the benefit to DSOs of improved collections;
•the benefit to DPOs of our ability to defer payments to certain vendors; and
•the impact to DIOs of our strategic responses to supply constraints.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in 2022 in excess of working capital needs, given current market conditions, to pay down our ABL facility and our inventory financing facilities.
•We expect that in 2022 our cash flows from operations will continue to normalize as we anticipate sequential growth and given the fact that our business mix has returned to previous levels.
Net cash (used in) provided by investing activities.
•We received proceeds from the sale of assets, including our properties held for sale, of $31.0 million and $40.3 million in 2021 and 2020, respectively.
•Capital expenditures of $52.1 million in 2021 were used primarily for the buildout of our new global corporate headquarters and for technology-related upgrade projects. Capital expenditures of $24.2 million in 2020, were used primarily for technology-related upgrade projects.
•We expect total capital expenditures in 2022 to be in the range of $75.0 to $80.0 million, including final completion of our global corporate headquarters.
Net cash (used in) provided by financing activities.
•During 2021, we had net repayments on our long-term debt under our ABL facility of $87.0 million and had net repayments under our inventory financing facilities of $14.4 million.
•In 2021, we also funded $50.0 million of repurchases of our common stock, compared to $25.0 million purchased during 2020.
•During 2020, we had net repayments on our long-term debt under our ABL facility of $431.4 million and had net borrowings under our inventory financing facilities of $103.3 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2020 Compared to 2019
For a comparison of our cash flows for the fiscal years ended December 31, 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 17, 2021.
Financing Facilities
As of December 31, 2021, our long-term debt balance includes $53.0 million outstanding under our $1.2 billion ABL facility. As of December 31, 2021, the current portion of our long-term debt relates to our finance leases and other financing obligations.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2021, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At December 31, 2021, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of December 31, 2021, eligible accounts receivables and inventory were sufficient to permit access to the full $1.2 billion under the ABL facility.
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
Cash Requirements From Contractual Obligations
At December 31, 2021, our contractual obligations for continuing operations primarily consist of $311.9 million under our inventory financing facilities due in 2022 and payments of $86.7 million under operating leases primarily due in 2022 through 2024. Our ABL facility matures in 2024 and the $350.0 million principal amount due on the Notes mature in 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States. Certain of our foreign earnings were deemed distributed as a result of the Tax Cuts and Jobs Act of 2017; however, for years subsequent to 2017, we continue to assert indefinite reinvestment of foreign earnings for certain of our foreign subsidiaries. As of December 31, 2021, we had approximately $83.5 million in cash and cash equivalents in our foreign subsidiaries, the majority of which reside in Canada, the Netherlands and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
We consider the following to be our critical accounting estimates used in the preparation of our consolidated financial statements:
Sales Recognition
Description
For each of our product and services offerings, the determination needs to be made as to whether we are the principal or the agent in the transaction. This determination leads to how the revenue for each offering is recognized, either gross, where we are the principal in the transaction, or net, where we are the agent in the transaction. This determination is made by assessing whether or not we control the product or service prior to delivery to the client.
Judgments and Uncertainties
If we take control of the product or service prior to delivery to the client, then we are the principal in the transaction. If we do not take control of the product or service prior to delivery to the client, we are the agent in the transaction. The determination of whether we take control of products or services prior to delivery to the client can be judgmental and depends upon the specific facts and circumstances for each transaction. Key assumptions used in our estimates for transactions where we have determined we are the agent are the consistency of transactions with multiple performance obligations and consistency of transactions involving security software. Based on our current methodology to recognize net sales, the amount of reported net sales is not highly sensitive to changes in these key assumptions. For example, a 5% change in one of our key assumptions would not materially affect our reported net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Effect if actual results differ from assumptions
We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize net sales. However, if actual results are not consistent with our estimates or assumptions, it could have a material effect on our reported net sales, timing of revenue recognition and our results of operations. We have not made any material changes in accounting methodology or key assumptions used to recognize net sales during the past three fiscal years. We have not made any material adjustments to our financial statements as a result of actual results not being consistent with our estimates in the past three fiscal years.
See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to sales recognition and for a detailed description of our product and services offerings.
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
Judgements and Uncertainties
We make period-end estimates about the anticipated achievement levels under the various partner programs in order to accrue amounts earned. These estimates and assumptions primarily include whether we have met key net sales targets under the various partner programs. Based on our current methodology to recognize partner funding, the amount of reported net sales and gross profit is not highly sensitive to changes in key assumptions around achievement levels. For example, a revised assessment of the achievement level for any individual partner program would not materially affect our reported net sales or gross profit.
Effect if actual results differ from assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate estimates of anticipated achievement levels under individual partner programs during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize partner funding. However, if our actual results are not consistent with our assumptions it could have a material effect on our results of operations and our cash flows. We have not made any material adjustments to our financial statements as a result of actual results for partner funding not being consistent with our estimates in the past three fiscal years.
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
Judgements and Uncertainties
We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform a quantitative goodwill impairment test. Otherwise, the goodwill impairment test is not required. In completing a quantitative test for a potential impairment of goodwill, we compare the estimated fair value of each reporting unit in which the goodwill resides to its book value, including goodwill. Our reporting units are our operating segments. Management must apply judgment in determining the reporting units and in estimating the fair value of our reporting units. Multiple valuation techniques can be used to assess the fair value of the reporting unit, including the market and income approaches. All of these techniques include the use of estimates and assumptions that are inherently uncertain. Changes in these estimates and assumptions could materially impact the determination of fair value or goodwill impairment, or both. These estimates and assumptions primarily include, but are not limited to, an appropriate control premium in excess of the market capitalization of the Company, future market growth, forecasted sales and costs and appropriate discount rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. Management evaluates the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the reporting units. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If the carrying amount of the reporting unit exceeds its fair value, then an impairment charge is recognized for the amount by which the carrying value exceeds the fair value. To ensure the reasonableness of the estimated fair values of our reporting units, we perform a reconciliation of our total market capitalization to the estimated fair value of all of our reporting units. Based on qualitative assessments performed in most recent years a quantitative assessment has not been determined to be necessary for any of our reporting units. As such, the amount of reported goodwill is not sensitive to changes in key assumptions.
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate impairment of goodwill during the past three fiscal years. Our assessments in the past three fiscal years have been qualitative assessments and no quantitative assessments have been deemed necessary. Additionally, during the three years ended December 31, 2021, 2020 and 2019 we analyzed each of our reporting units and determined that no impairment charge was necessary.
See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to goodwill.

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
We record liabilities for potentially unfavorable outcomes associated with uncertain tax positions taken on specific tax matters using a two-step process, which include recognition and measurement. These liabilities are based on management’s assessment of whether a tax benefit is more likely than not to be

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
sustained upon examination by tax authorities. There may be differences between the anticipated and actual outcomes of these matters that may result in subsequent recognition or derecognition of a tax position based on all the available information at the time. If material adjustments are warranted, it could affect our effective tax rate.
Judgements and Uncertainties
The determination of our provision and evaluation of our tax positions requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Changes in tax laws and rates could affect recorded assets and liabilities in the future. Changes in projected earnings could affect the recorded valuation allowances in the future. Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate. Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds. Based on our current methodology to record valuation allowances and reserve for uncertain tax positions, the amount of reported income tax expense is not sensitive to changes in any individual key assumption.
Effect if Actual Results Differ from Assumptions
We have not made any material changes in accounting methodology or key assumptions used to recognize income taxes and related reserves during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution. A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
•Determining the point in time when a customer takes control of hardware.
•Determining the point in time when the customer acquires or renews the right to use or copy software under license and control transfers to the customer.

•Evaluating the Company as either a principal or an agent for hardware and software products and services, and the related recognition of revenue from the customer on a gross or a net basis.
•Determining an appropriate pattern of revenue recognition for service performance obligations.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process, including controls related to the timing and pattern of revenue recognition and gross versus net revenue recognition. As part of testing the Company’s internal controls, we also involved information technology (IT) professionals with specialized skills and knowledge, who assisted in testing of general IT controls over significant systems and the evaluation of system interface controls and automated controls designed to determine the existence, accuracy, and completeness of revenue. We evaluated the Company’s significant accounting policies related to its product and service offerings by reviewing the terms of certain vendor and customer contracts and comparing the policies to the revenue recognition standard. We selected a sample of revenue transactions and performed the following for each selection:
•Obtained evidence of a contract with the customer.
•Compared the amounts recognized and timing of revenue recognition to underlying documentation, including purchase orders, shipping documentation, and evidence of payment, if applicable.
•Evaluated the Company’s application of their accounting policies to determine the timing and amount of revenue to be recognized.
•Tested the presentation of revenue as gross or net by comparing the Company’s gross or net presentation to the attributes of the underlying vendor support and the Company’s accounting policy.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Phoenix, Arizona
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Insight Enterprises, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Insight Enterprises, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Phoenix, Arizona
February 18, 2022

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$103,840	$128,313
Accounts receivable, net	2,936,732	2,685,448
Inventories	328,101	185,650
Other current assets	199,638	177,039
Total current assets	3,568,311	3,176,450
Property and equipment, net	176,263	146,016
Goodwill	428,346	429,368
Intangible assets, net	214,788	246,915
Other assets	301,372	311,983
	$4,689,080	$4,310,732
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,779,854	$1,461,312
Accounts payable—inventory financing facilities	311,878	356,930
Accrued expenses and other current liabilities	423,489	408,117
Current portion of long-term debt	36	1,105
Total current liabilities	2,515,257	2,227,464
Long-term debt	361,570	437,581
Deferred income taxes	47,073	33,209
Other liabilities	255,953	270,049
	3,179,853	2,968,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,897 and 35,103 shares issued and outstanding in 2021 and 2020, respectively	349	351
Additional paid-in capital	368,282	364,288
Retained earnings	1,167,690	993,245
Accumulated other comprehensive loss – foreign currency translation adjustments	(27,094)	(15,455)
Total stockholders’ equity	1,509,227	1,342,429
	$4,689,080	$4,310,732
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales:
Products	$8,120,127	$7,172,155	$6,732,121
Services	1,315,986	1,168,424	999,069
Total net sales	9,436,113	8,340,579	7,731,190
Costs of goods sold:
Products	7,380,908	6,497,001	6,125,360
Services	607,648	543,636	467,732
Total costs of goods sold	7,988,556	7,040,637	6,593,092
Gross profit	1,447,557	1,299,942	1,138,098
Operating expenses:
Selling and administrative expenses	1,117,130	1,013,765	880,737
Severance and restructuring expenses, net	(1,634)	12,394	5,425
Acquisition-related expenses	—	2,208	11,342
Earnings from operations	332,061	271,575	240,594
Non-operating (income) expense:
Interest expense, net	40,516	41,594	28,478
Other (income) expense, net	(1,012)	1,529	400
Earnings before income taxes	292,557	228,452	211,716
Income tax expense	73,212	55,812	52,309
Net earnings	$219,345	$172,640	$159,407
Net earnings per share:
Basic	$6.27	$4.92	$4.49
Diluted	$5.95	$4.87	$4.43
Shares used in per share calculations:
Basic	35,011	35,117	35,538
Diluted	36,863	35,444	35,959
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net earnings	$219,345	$172,640	$159,407
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,639)	22,710	3,489
Total comprehensive income	$207,706	$195,350	$162,896
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2018	35,482	$355	—	$—	$323,622	$(41,653)	$704,665	$986,989
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	322	3	—	—	(6,575)	—	—	(6,572)
Stock-based compensation expense	—	—	—	—	16,011	—	—	16,011
Equity component of convertible senior notes, net of deferred tax of $14,819 and issuance costs of $1,700	—	—	—	—	44,731	—	—	44,731
Issuance of warrants related to convertible senior notes	—	—	—	—	34,440	—	—	34,440
Purchase of note hedge related to convertible senior notes, net of deferred tax of $16,047	—	—	—	—	(50,278)	—	—	(50,278)
Repurchase of treasury stock	—	—	(541)	(27,899)	—	—	—	(27,899)
Retirement of treasury stock	(541)	(5)	541	27,899	(4,919)	—	(22,975)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,489	—	3,489
Net earnings	—	—	—	—	—	—	159,407	159,407
Balances at December 31, 2019	35,263	353	—	—	357,032	(38,164)	841,097	1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	285	3	—	—	(5,967)	—	—	(5,964)
Stock-based compensation expense	—	—	—	—	17,727	—	—	17,727
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,504)	(1)	(20,492)	(2)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	22,710	—	22,710
Net earnings	—	—	—	—	—	—	172,640	172,640
Balances at December 31, 2020	35,103	351	—	—	364,288	(15,455)	993,245	1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	291	3	—	—	(9,112)	—	—	(9,109)
Stock-based compensation expense	—	—	—	—	18,201	—	—	18,201
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,639)	—	(11,639)
Net earnings	—	—	—	—	—	—	219,345	219,345
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$219,345	$172,640	$159,407
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,421	65,560	46,209
Provision for losses on accounts receivable	7,862	10,163	5,079
Non-cash stock-based compensation	18,201	17,727	16,011
Deferred income taxes	11,858	(13,246)	7,418
Amortization of debt discount and issuance costs	16,875	16,217	6,652
Other adjustments	(3,259)	6,272	4,894
Changes in assets and liabilities:
Increase in accounts receivable	(289,009)	(132,599)	(118,971)
(Increase) decrease in inventories	(148,941)	1,029	11,944
(Increase) decrease in other assets	(18,100)	7,367	(129,745)
Increase (decrease) in accounts payable	303,395	152,235	(612)
(Decrease) increase in accrued expenses and other liabilities	(9,937)	52,217	119,590
Net cash provided by operating activities	163,711	355,582	127,876
Cash flows from investing activities:
Proceeds from sale of assets	31,005	40,295	—
Acquisitions, net of cash and cash equivalents acquired	—	(6,405)	(664,287)
Purchases of property and equipment	(52,079)	(24,184)	(69,086)
Net cash (used in) provided by investing activities	(21,074)	9,706	(733,373)
Cash flows from financing activities:
Borrowings on senior revolving credit facility	—	—	242,936
Repayments on senior revolving credit facility	—	—	(242,936)
Borrowings on ABL revolving credit facility, net of initial lender fees	3,953,496	3,030,679	1,680,515
Repayments on ABL revolving credit facility	(4,040,496)	(3,462,063)	(1,130,544)
Borrowings on accounts receivable securitization financing facility	—	—	2,364,500
Repayments on accounts receivable securitization financing facility	—	—	(2,558,500)
Net (repayments) borrowings under inventory financing facilities	(14,355)	103,254	(50,454)
Proceeds from issuance of convertible senior notes	—	—	341,250
Proceeds from issuance of warrants	—	—	34,440
Purchase of note hedge related to convertible senior notes	—	—	(66,325)
Repurchases of treasury stock	(50,000)	(25,000)	(27,899)
Other payments	(10,030)	(8,661)	(9,396)
Net cash (used in) provided by financing activities	(161,385)	(361,791)	577,587
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(5,857)	10,788	(86)
(Decrease) increase in cash, cash equivalents and restricted cash	(24,605)	14,285	(27,996)
Cash, cash equivalents and restricted cash at beginning of year	130,582	116,297	144,293
Cash, cash equivalents and restricted cash at end of year	$105,977	$130,582	$116,297
See accompanying notes to consolidated financial statements.

Table of content
INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Operations and Summary of Significant Accounting Policies
Description of Business
We empower organizations with technology, solutions and services to help our clients maximize the value of Information Technology (“IT”) today and drive (digital) transformation for tomorrow in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked global technology provider of end-to-end secure digital transformation solutions and services, we help clients innovate and optimize their operations to run smarter. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
Our results of operations include the results of vNext and PCM from their respective acquisition dates. (See Note 20 for a discussion of our PCM acquisition).
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Included in our accounts receivable, net balance at December 31, 2021 and 2020 is $15,316,000 and $8,398,000, respectively, of accounts receivable from an unconsolidated affiliate. References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Sales Recognition
Revenue is measured based on the consideration specified in a contract with a client, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service or by arranging for the sale of a vendor’s products or service to a client.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $103,447,000, $85,888,000 and $77,668,000 in 2021, 2020 and 2019, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2021. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 10% of our consolidated net sales in 2021.
Partner Risk
Purchases from Microsoft, TD Synnex (a distributor) and Ingram Micro (a distributor) accounted for approximately 22%, 15%, and 10% respectively, of our aggregate purchases in 2021. No other partner accounted for more than 10% of purchases in 2021. Our top five partners as a group for 2021 were Microsoft, TD Synnex (a distributor), Ingram Micro (a distributor), Dell and Cisco Systems, and approximately 60% of our total purchases during 2021 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $66,375,000, $60,865,000 and $62,913,000 was recorded in 2021, 2020 and 2019, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Foreign Currencies
We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are typically the local currencies. Accordingly, assets and liabilities of the subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet dates. Income and expense items are translated at the average exchange rate for each month within the year. The resulting translation adjustments are recorded directly in accumulated other comprehensive income, net of tax – foreign currency translation adjustments as a separate component of stockholders’ equity. Net foreign currency transaction gains/losses, including transaction gains/losses on intercompany balances that are not of a long-term investment nature and non-functional currency cash balances, are reported in other expense (income), net within non-operating (income) expense in our consolidated statements of operations.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding RSUs and certain shares underlying our outstanding convertible senior notes (the "Notes").
A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net earnings	$219,345	$172,640	$159,407
Denominator:
Weighted-average shares used to compute basic EPS	35,011	35,117	35,538
Dilutive potential common shares due to:
Dilutive RSUs, net of tax effect	399	327	421
The convertible senior notes	1,453	—	—
Weighted-average shares used to compute diluted EPS	36,863	35,444	35,959
Net earnings per share:
Basic	$6.27	$4.92	$4.49
Diluted	$5.95	$4.87	$4.43
In 2021, 2020 and 2019, approximately 2,000, 122,000 and 42,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. In the years ended December 31, 2021, 2020, and 2019 certain potential outstanding shares from the warrants relating to the Call Spread Transactions (as defined in Note 8) were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. In the years ended December 31, 2020 and 2019 certain potential outstanding shares from the Notes were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance is effective for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. We adopted the new standard as of January 1, 2022 on a modified retrospective basis. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as of the adoption date as an adjustment to increase retained earnings was approximately $18,000,000.
In December 2020, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” The new standard is intended to simplify various aspects of accounting for income taxes by removing specific exceptions and amending certain requirements. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We adopted the new standard as of January 1, 2021. The adoption of this new standard did not have a material effect on our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Current receivables, which are included in “Accounts receivable, net”	$2,936,732	$2,685,448
Non-current receivables, which are included in “Other assets”	147,139	154,662
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	116,067	107,158
Significant changes in the contract liabilities balances during the year ended December 31, 2021 are as follows (in thousands):

Increase (Decrease)
Balances at December 31, 2019	$84,814
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(59,553)
Cash received in advance and not recognized as revenue	81,897
Balances at December 31, 2020	$107,158
Recognition of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(77,622)
Cash received in advance and not recognized as revenue	86,531
Balances at December 31, 2021	$116,067
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 that are expected to be recognized in the future (in thousands):

Services
2022	138,941
2023	44,382
2024	23,967
2025 and thereafter	15,271
Total remaining performance obligations	$222,561
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected duration of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2021 and do not disclose information about related remaining performance obligations in the table above. Our open time and material contracts at December 31, 2021, have an average expected duration of 23 months.
The majority of our product backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition as of December 31, 2021, in the table above.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Assets recognized for costs of obtaining a contract with a customer
Sales commissions are the only significant incremental costs incurred to obtain contracts with our clients. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. We record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of December 31, 2021 and 2020, the related asset balance was $20,549,000 and $3,770,000, respectively. The expense is expected to be recognized over the next 36 months.
(3)    Assets Held for Sale
During 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000. During 2020, we completed the sale of our Irvine, California and El Segundo, California properties for approximately $14,218,000 and $26,404,000, respectively. We are using the proceeds from these sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.
(4)    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Software	$160,633	$159,413
Buildings	83,405	66,842
Equipment	52,653	62,209
Furniture and fixtures	32,471	38,133
Leasehold improvements	42,246	35,665
Land	38,641	39,819
	410,049	402,081
Accumulated depreciation and amortization	(233,786)	(256,065)
Property and equipment, net	$176,263	$146,016
Depreciation and amortization expense related to property and equipment was $23,376,000, $28,025,000 and $22,538,000 in 2021, 2020 and 2019, respectively.
On November 1, 2019, we completed the purchase of real estate in Chandler, Arizona for approximately $48,000,000 that we intend to use as our global corporate headquarters. The property contains a building and some infrastructure in place that we expect will be ready for our use in 2022.
Included within the software, buildings and land values presented above for 2021 are assets in the process of being readied for use in the amounts of approximately $7,016,000, $62,286,000 and $11,700,000, respectively. Included within the software, buildings and land values presented above for 2020 are assets in the process of being readied for use in the amounts of approximately $5,650,000, $29,427,000 and $11,700,000, respectively. Depreciation on these assets will commence, as appropriate, when they are ready for use and placed in service.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)    Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2021 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$720,240	$163,011	$20,732	$903,983
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2020	—	4,865	—	4,865
Measurement period adjustments during 2020	5,711	(677)	—	5,034
Foreign currency translation adjustment	947	2,767	606	4,320
Balance at December 31, 2020	$403,476	$18,527	$7,365	$429,368
Foreign currency translation adjustment	115	(792)	(345)	(1,022)
Balance at December 31, 2021	$403,591	$17,735	$7,020	$428,346
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
During 2021, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2021. The results of the qualitative goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.
(6)    Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2021	2020
Customer relationships	$320,323	$342,492
Other	5,374	7,906
	325,697	350,398
Accumulated amortization	(110,909)	(103,483)
Intangible assets, net	$214,788	$246,915

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During 2021, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized in 2021, 2020 and 2019 was $32,045,000, $37,535,000 and $23,671,000, respectively.
Future amortization expense for the remaining unamortized balance as of December 31, 2021 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2022	$31,166
2023	29,764
2024	28,310
2025	27,990
2026	27,990
Thereafter	69,568
Total amortization expense	$214,788
(7)    Accounts Payable - Inventory Financing Facilities
We have entered into agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions, as described below. The amounts outstanding under these facilities are classified separately as accounts payable - inventory financing facilities in the accompanying consolidated balance sheets.
Inventory Financing Facilities
During 2021, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) from $250,000,000 to $280,000,000. In August 2021, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. ("PNC"). The aggregate availability for vendor purchases under the PNC facilities is $300,000,000, including a new $25,000,000 facility in Canada (the "Canada facility"). In addition, we have a $40,000,000 unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility"). As of December 31, 2021, our combined inventory financing facilities had a total maximum capacity of $620,000,000, of which $311,878,000 was outstanding at December 31, 2021.
The facilities remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and LIBOR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Net amounts drawn down or repaid during the year on these facilities are classified within cash flows from financing activities in the accompanying consolidated statements of cash flows. Interest does not accrue on accounts payable under these facilities provided the accounts payable are paid within stated vendor terms (typically 60 days); however, we impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period. Imputed interest of $15,292,000, $13,076,000 and $10,801,000 was recorded in 2021, 2020 and 2019, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8)    Debt, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2021	2020
ABL revolving credit facility	$53,000	$140,000
Convertible senior notes due 2025	308,543	296,419
Finance leases and other financing obligations	63	2,267
Total	361,606	438,686
Less: current portion of long-term debt	(36)	(1,105)
Long-term debt	$361,570	$437,581
On August 30, 2019, we entered into a credit agreement (the “credit agreement”) providing for a senior secured revolving credit facility (the “ABL facility”), which has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000. While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by specified percentages of eligible accounts receivable and certain eligible inventory, in each case as set forth in the credit agreement. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility matures on August 30, 2024. As of December 31, 2021, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $53,000,000 was outstanding.
The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to LIBOR, EURIBOR, or SONIA, as applicable, plus a pre-determined spread of 1.25% to 1.50%. The floating interest rate applicable at December 31, 2021 was 1.35% per annum for the ABL facility. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%. During 2021, weighted average borrowings under our ABL facility were $292,127,000. Interest expense associated with the ABL facility was $11,065,000 in 2021, including the commitment fee and amortization of deferred financing fees.
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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price of our common stock per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.
Our convertible notes exceeded the market price trigger of $88.82 in the fourth quarter of 2021 making the Notes convertible at the option of the holders through March 31, 2022. None of the note holders have exercised their rights at this time.
Upon conversion, we will pay or deliver cash equal to the principal amount of the notes, plus cash or shares of our common stock or a combination of the two for any additional amounts due. The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their notes in connection with those events or during the related redemption period in certain circumstances.
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2021, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2021, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(41,457)	(53,581)
Net carrying amount	$308,543	$296,419

Equity, net of deferred tax	$44,731	$44,731
The remaining life of the debt discount and issuance cost accretion is approximately 3.12 years. The effective interest rate on the liability component of the Notes is 4.325%.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the interest expense components resulting from the Notes reported within the consolidated statement of operations for the year ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Contractual coupon interest	$2,625	$2,625
Amortization of debt discount	$10,702	$10,226
Amortization of debt issuance costs	$1,422	$1,359
As a result of our adoption of ASU 2020-06, effective January 1, 2022, we will no longer reflect any debt discount on the Notes in our consolidated balance sheet, nor will we recognize amortization of debt discount within our consolidated statement of operations. Also in January 2022, we filed an irrevocable settlement election notice with the Note holders to inform them of our election to settle the principal amount of the Notes in cash. As a result of this election, at period ends where the market price, or other conversion triggers are met, the Notes will be classified in our consolidated balance sheet as current.
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
The current and long-term portions of our finance lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2021 and 2020.
(9)    Leases
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2021 and December 31, 2020 (in thousands):

Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Other assets	$72,605	$79,418
Finance lease assets	Property and equipment(a)	80	2,103
Total lease assets		$72,685	$81,521
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$20,667	$20,848
Finance lease liabilities	Current portion of long-term debt	36	1,105
Non-current
Operating lease liabilities	Other liabilities	58,442	65,192
Finance lease liabilities	Long-term debt	27	1,162
Total lease liabilities		$79,172	$88,307

(a)	Recorded net of accumulated amortization of $27,000 and $2,162,000 as of December 31, 2021 and 2020, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the year ended December 31, 2021 and 2020 (in thousands):

Lease cost	Classification	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease cost (a) (b)	Selling and administrative expenses	$24,839	$25,918
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	697	1,301
Interest on lease liabilities	Interest expense, net	33	104
Total lease cost		$25,569	$27,323

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable leases as of December 31, 2021 are as follows (in thousands):

	Operating leases	Finance leases	Total
2022	$22,387	$36	$22,423
2023	16,757	27	16,784
2024	11,509	—	11,509
2025	9,525	—	9,525
2026	8,232	—	8,232
After 2026	18,261	—	18,261
Total lease payments	86,671	63	86,734
Less: Interest	(7,562)	—	(7,562)
Present value of lease liabilities	$79,109	$63	$79,172
Operating lease payments include $13.4 million related to options to extend lease terms that are reasonably certain of being exercised.
The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	5.79	6.01
Finance leases	1.75	2.37
Weighted average discount rate (%):
Operating leases	3.09	3.35
Finance leases	1.49	3.27
The following table provides other information related to leases for the year ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,640	$25,849
Leased assets obtained in exchange for new operating lease liabilities	15,980	25,583

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(10)    Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2021	2020	2019
North America	$13,699	$13,151	$12,055
EMEA	3,844	3,953	3,437
APAC	658	623	519
Total Consolidated	$18,201	$17,727	$16,011
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
The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2021, of the 2,571,000 shares of common stock reserved and available for grant under the Plan, 2,395,000 shares of common stock remain available for grant under the Plan.
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
As of December 31, 2021, total compensation cost related to nonvested RSUs not yet recognized is $28,391,000, which is expected to be recognized over the next 1.29 years on a weighted-average basis.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our RSU activity during 2021:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	863,718	$52.61
Granted	292,838	$85.07
Vested, including shares withheld to cover taxes	(396,886)	$49.08	$19,479,165	(a)
Forfeited	(68,982)	$65.19
Nonvested at the end of year	690,688	$67.60	$73,627,341	(b)

(a)
The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2020 and 2019 was $16,410,202 and $24,837,997, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $106.60 as of December 31, 2021, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2021, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent up to the teammates’ maximum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2021, 2020 and 2019 of 105,434, 101,159 and 115,831, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2021, 2020 and 2019, total payments for our teammates’ tax obligations to the taxing authorities were $9,109,000, $5,964,000 and $6,572,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
(11)    Income Taxes
The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2021	2020	2019
Earnings before income taxes:
United States	$200,657	$154,788	$142,410
Foreign	91,900	73,664	69,306
	$292,557	$228,452	$211,716
Income tax expense:
Current:
U.S. Federal	$29,478	$38,732	$20,254
U.S. State and local	7,391	8,203	5,457
Foreign	24,485	22,123	19,180
	61,354	69,058	44,891
Deferred:
U.S. Federal	11,104	(10,048)	9,180
U.S. State and local	3,239	(1,779)	1,210
Foreign	(2,485)	(1,419)	(2,972)
	11,858	(13,246)	7,418
	$73,212	$55,812	$52,309

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2021		2020		2019
Statutory federal income tax rate	$61,437	21.0%	$47,975	21.0%	$44,460	21.0%
State income tax expense, net of federal income tax benefit	10,666	3.6	6,280	2.7	7,239	3.4
Audits and adjustments, net	2,131	0.7	662	0.3	2,556	1.2
Change in valuation allowances	1,317	0.5	476	0.2	(2,739)	(1.3)
Foreign income taxed at different rates	4,308	1.5	3,825	1.7	4,024	1.9
Research and development credits	(4,352)	(1.5)	(1,858)	(0.8)	(5,438)	(2.6)
Other, net	(2,295)	(0.8)	(1,548)	(0.7)	2,207	1.1
Effective tax rate	$73,212	25.0%	$55,812	24.4%	$52,309	24.7%
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
As of December 31, 2021, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017. For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income or withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$25,791	$27,453
Foreign tax credits	13,518	16,027
Other	27,445	25,786
Gross deferred tax assets	66,754	69,266
Valuation allowances	(36,948)	(40,098)
Total deferred tax assets	29,806	29,168
Deferred tax liabilities:
Goodwill and other intangibles	(49,987)	(48,831)
Property and equipment	(19,351)	(6,715)
Other	(1,852)	(2,540)
Total deferred tax liabilities	(71,190)	(58,086)
Net deferred tax liabilities	$(41,384)	$(28,918)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Net non-current deferred tax assets, which are included in "Other assets"	$5,689	$4,291
Net non-current deferred tax liabilities	(47,073)	(33,209)
Net deferred tax liabilities	$(41,384)	$(28,918)
As of December 31, 2021, we have U.S. state net operating loss carryforward (“NOLs”) that will expire between 2021 and 2040. We also have foreign NOLs of $93,771,000, certain of which will expire between 2022 and 2027, while the majority have no expiration date. Certain state NOLs relate to pre-acquisition losses from acquired subsidiaries and are subject to annual limitations as to their use under the provisions of Internal Revenue Code Section 382.
We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2021 and 2020, our valuation allowances totaled $36,948,000 and $40,098,000, respectively, relating primarily to state and foreign NOLs and foreign tax credits. Changes to our valuation allowance for the year ended December 31, 2021 were driven by the expiration of foreign tax credits and changes in our foreign and state NOLs.
As of December 31, 2021 and 2020, we had approximately $12,664,000 and $10,546,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,250,000 and $749,000, respectively, related to accrued interest. The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.
In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes over the next 12 months that would have a material effect on our effective tax rate.
We are currently under audit in various jurisdictions for tax years 2015 through 2019. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
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
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $53,000,000 outstanding under our ABL facility and $308,543,000 outstanding under the Notes at December 31, 2021. The interest rate attributable to the borrowings under our ABL facility and the Notes was 1.35% and 0.75%, respectively, per annum at December 31, 2021. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Although the Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of December 31, 2021, the fair market value of the Notes was $553,875,000.
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
As of December 31, 2021, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets. The estimated fair values of our long-term debt balances, excluding the Notes, approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The Notes were initially recorded at their estimated fair value based on market interest rates for similar debt instruments. The fair market value of the Notes as of December 31, 2021 is disclosed in footnote 12. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.
(14)    Benefit Plans
We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. On May 15, 2020, our matching contributions were temporarily suspended due to the COVID-19 pandemic. Company matching contributions returned in 2021. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $25,270,000, $11,974,000 and $19,126,000 for 2021, 2020 and 2019, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(15)    Share Repurchase Programs
In each of February 2020 and February 2018, our Board of Directors authorized the repurchase of up to $50,000,000 of our common stock. In May 2021, our Board of Directors authorized the repurchase of up to $125,000,000 of common stock, including the $25,000,000 that remained available from the February 2020 authorization. As of December 31, 2021, approximately $75,000,000 remained available under the May 2021 share repurchase plan and none remained available under the February 2018 share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion.
The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2021, 2020 and 2019, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2021	497	$100.55	$50,000
2020	445	56.20	25,000
2019	541	51.56	27,899
Total	1,483		$102,899
All shares repurchased were retired.
(16)    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2021, we had approximately $28,348,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2021. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
Employment Contracts and Severance Plans
We have employment contracts with, and plans covering, certain officers and management teammates under which severance payments would become payable in the event of specified terminations without cause or terminations under certain circumstances after a change in control. In addition, vesting of outstanding nonvested RSUs would accelerate following a change in control. If severance payments under the current employment agreements or plan payments were to become payable, the severance payments would generally range from one to twenty-four months of salary.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2021. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.

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
In connection with the acquisition of PCM, the Company has effectively assumed responsibility for PCM litigation matters, including various disputes related to PCM’s acquisition of certain assets of En Pointe Technologies in 2015. The seller of En Pointe Technologies and related entities providing various post-closing support functions to PCM have asserted claims regarding the sufficiency of earnout payments paid by PCM under the asset purchase agreement and the unwinding of the support functions post-closing. PCM rejected and vigorously responded to those claims, and the Company continues to pursue various counterclaims. The disputes are being heard by multiple courts and arbitrators in several different jurisdictions including California, Delaware and Pakistan. The Company cannot determine with certainty the costs or outcome of these matters. However, the Company is not involved in any pending or threatened legal proceedings, including the PCM litigation matters, that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
(17)    Supplemental Financial Information
Additions and deductions related to the allowance for doubtful accounts receivable for 2021, 2020 and 2019 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2021	$15,106	$7,862	$(6,027)	$16,941
Year ended December 31, 2020	$10,762	$10,163	$(5,819)	$15,106
Year ended December 31, 2019	$10,462	$5,079	$(4,779)	$10,762

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(18)    Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,852	$16,605	$6,246
Cash paid during the year for income taxes, net of refunds	$75,986	$62,545	$42,484
(19)    Segment and Geographic Information
We operate in three reportable geographic operating segments: North America, EMEA, and APAC. Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services and cloud solutions.
Disaggregation of Revenue
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,163,225	$676,815	$49,470	$5,889,510
Software	1,315,412	825,361	89,844	2,230,617
Services	1,041,686	201,875	72,425	1,315,986
	$7,520,323	$1,704,051	$211,739	$9,436,113
Major Client Groups
Large Enterprise / Corporate	$5,356,915	$1,219,601	$93,796	$6,670,312
Commercial	1,495,311	65,728	61,627	1,622,666
Public Sector	668,097	418,722	56,316	1,143,135
	$7,520,323	$1,704,051	$211,739	$9,436,113
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$7,138,852	$1,591,156	$184,418	$8,914,426
Net revenue recognition (Agent)	381,471	112,895	27,321	521,687
	$7,520,323	$1,704,051	$211,739	$9,436,113

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,418,295	$617,825	$31,953	$5,068,073
Software	1,260,757	760,562	82,763	2,104,082
Services	935,980	176,838	55,606	1,168,424
	$6,615,032	$1,555,225	$170,322	$8,340,579
Major Client Groups
Large Enterprise / Corporate	$4,507,041	$1,101,557	$62,734	$5,671,332
Commercial	1,395,298	61,535	60,740	1,517,573
Public Sector	712,693	392,133	46,848	1,151,674
	$6,615,032	$1,555,225	$170,322	$8,340,579
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,284,948	$1,452,115	$146,770	$7,883,833
Net revenue recognition (Agent)	330,084	103,110	23,552	456,746
	$6,615,032	$1,555,225	$170,322	$8,340,579

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,957,507	$622,949	$34,965	$4,615,421
Software	1,269,983	753,729	92,988	2,116,700
Services	796,815	149,966	52,288	999,069
	$6,024,305	$1,526,644	$180,241	$7,731,190
Major Client Groups
Large Enterprise / Corporate	$4,466,384	$1,126,388	$59,786	$5,652,558
Commercial	960,432	76,666	65,033	1,102,131
Public Sector	597,489	323,590	55,422	976,501
	$6,024,305	$1,526,644	$180,241	$7,731,190
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,759,247	$1,432,300	$156,279	$7,347,826
Net revenue recognition (Agent)	265,058	94,344	23,962	383,364
	$6,024,305	$1,526,644	$180,241	$7,731,190
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2021, 2020 or 2019.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
determined on a basis that we considered to be a reasonable reflection of the utilization of services provided to or benefits received by the operating segments.
The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$6,478,637	$1,502,176	$139,314	$8,120,127
Services	1,041,686	201,875	72,425	1,315,986
Total net sales	7,520,323	1,704,051	211,739	9,436,113
Costs of goods sold:
Products	5,874,551	1,380,221	126,136	7,380,908
Services	510,322	64,968	32,358	607,648
Total costs of goods sold	6,384,873	1,445,189	158,494	7,988,556
Gross profit	1,135,450	258,862	53,245	1,447,557
Operating expenses:
Selling and administrative expenses	869,766	210,616	36,748	1,117,130
Severance and restructuring expenses	(3,129)	1,328	167	(1,634)
Earnings from operations	$268,813	$46,918	$16,330	$332,061

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$5,679,052	$1,378,387	$114,716	$7,172,155
Services	935,980	176,838	55,606	1,168,424
Total net sales	6,615,032	1,555,225	170,322	8,340,579
Costs of goods sold:
Products	5,130,851	1,261,236	104,914	6,497,001
Services	462,793	57,943	22,900	543,636
Total costs of goods sold	5,593,644	1,319,179	127,814	7,040,637
Gross profit	1,021,388	236,046	42,508	1,299,942
Operating expenses:
Selling and administrative expenses	790,913	192,485	30,367	1,013,765
Severance and restructuring expenses	9,273	2,989	132	12,394
Acquisition-related expenses	2,004	204	—	2,208
Earnings from operations	$219,198	$40,368	$12,009	$271,575

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2019
	North America	EMEA	APAC	Consolidated
Net Sales:
Products	$5,227,490	$1,376,678	$127,953	$6,732,121
Services	796,815	149,966	52,288	999,069
Total net sales	6,024,305	1,526,644	180,241	7,731,190
Costs of goods sold:
Products	4,748,608	1,258,974	117,778	6,125,360
Services	404,583	40,587	22,562	467,732
Total costs of goods sold	5,153,191	1,299,561	140,340	6,593,092
Gross profit	871,114	227,083	39,901	1,138,098
Operating expenses:
Selling and administrative expenses	664,374	186,957	29,406	880,737
Severance and restructuring expenses	4,946	334	145	5,425
Acquisition-related expenses	11,342	—	—	11,342
Earnings from operations	$190,452	$39,792	$10,350	$240,594
The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31, 2021	December 31, 2020
North America	$4,920,220	$4,837,155
EMEA	828,456	735,771
APAC	148,737	155,761
Corporate assets and intercompany eliminations, net	(1,208,333)	(1,417,955)
Total assets	$4,689,080	$4,310,732
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2021
Net sales	$7,046,742	$826,800	$1,562,571	$9,436,113
Total long-lived assets	$144,777	$9,282	$22,204	$176,263
2020
Net sales	$6,237,901	$805,401	$1,297,277	$8,340,579
Total long-lived assets	$110,161	$11,042	$24,813	$146,016
2019
Net sales	$5,696,422	$776,051	$1,258,717	$7,731,190
Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization of property and equipment:
North America	$18,532	$22,396	$17,827
EMEA	4,256	5,073	4,166
APAC	588	556	545
	23,376	28,025	22,538
Amortization of intangible assets:
North America	29,576	34,990	22,382
EMEA	1,971	2,088	828
APAC	498	457	461
	32,045	37,535	23,671
Total	$55,421	$65,560	$46,209
(20)    Acquisitions
PCM
On August 30, 2019, we completed our acquisition of PCM, acquiring 100 percent of the issued and outstanding shares of PCM for a cash purchase price of $745,562,000, which included cash and cash equivalents acquired of $84,637,000 and the payment of PCM’s outstanding debt. PCM was a provider of multi-vendor technology offerings, including hardware, software and services to small, mid-sized and corporate/enterprise commercial clients, state, local and federal governments and educational institutions across the United States, Canada and the United Kingdom. Based in El Segundo, California, PCM had 40 office locations in North America and the United Kingdom and more than 4,000 teammates. We believe that this acquisition allowed us to help PCM clients in positioning their businesses for future growth, transforming and securing their data platforms, creating modern and mobile experiences for their workforce and optimizing the procurement of technology. The addition of PCM complemented our supply chain expertise, adding scale and clients in the commercial space primarily in North America.
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
Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill. In the fourth quarter of 2020, an adjustment of $56,700,000 was recorded to goodwill primarily due to a change in the customer relationships valuation based on updated information received for key inputs as well as an associated change in deferred taxes.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10- 12 years
Trade name	1 Year
Non-compete agreements	2 - 3 Years
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
The following table reports pro forma information as if the acquisition of PCM had been completed at the beginning of the earliest period presented (in thousands, except per share amounts):

		Year Ended December 31,
		2019
Net sales	As reported	$7,731,190
	Pro forma	$9,207,512
Net earnings	As reported	$159,407
	Pro forma	$171,102
Diluted earnings per share	As reported	$4.43
	Pro forma	$4.76

(21) Subsequent Events
In February 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC. The aggregate availability for vendor purchases under the PNC facilities is $375,000,000, including the $25,000,000 Canada facility.

INSIGHT ENTERPRISES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021.
(b)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2021 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(d)Inherent Limitations of Disclosure Controls and Internal Control Over Financial Reporting
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information

Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

INSIGHT ENTERPRISES, INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The names of the executive officers of Insight and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1 of this report under the caption “Information about our Executive Officers.”
Other information required by this item can be found in our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2021 (our “Proxy Statement”) and is incorporated herein by reference.
Item 11. Executive Compensation
On February 15, 2022, the Compensation Committee of the Board of Directors of the Company approved changes to the design of the Company’s 2022 equity compensation program applicable to the Company’s executive officers and other members of senior management (the “2022 Equity Compensation Plan”). Under the 2022 Equity Compensation Plan, the Company awards RSUs to participants based on achievement of various objectives. The three elements of the plan are: (i) 30% of target is based on achievement of adjusted ROIC performance over a one-year measurement period with the awards vesting ratably over three years; (ii) 30% of target is based on achievement of relative total shareholder return (rTSR) over a three-year measurement period with the awards cliff vesting after three years; and (iii) 40% of target is based on service with the awards vesting ratably over three years.

The Compensation Committee also approved one-time bridge grants to eligible employees in connection with the transition from annual vesting of all RSUs to three-year cliff vesting for the rTSR awards. Accordingly, the following named executive officers will receive bridge grants of RSUs in the following amounts: Joyce Mullen, $500,000; Glynis Bryan, $300,000; and Samuel Cowley, $150,000. The bridge grants vest ratably over two years.

The other information required by this item can be found in our Proxy Statement and is incorporated herein by reference.
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
Our independent registered public accounting firm is KPMG LLP, Phoenix, AZ, Auditor Firm ID: 185.
The information required by this item can be found in our Proxy Statement and is incorporated herein by reference.

INSIGHT ENTERPRISES, INC.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Schedules
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
(b)Exhibits
The exhibits list is incorporated herein by reference as the list of exhibits required as part of this report.
Item 16. Form 10-K Summary
None.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2021
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation	8-K	000-25092	2.1	November 7, 2016

2.2(1)	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM	8-K	000-25092	2.1	June 24, 2019

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee.	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

10.1(2)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(3)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(3)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(3)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(3)	Restricted Stock Unit Agreement Template for Service-Based Awards					X

10.6(3)	Restricted Stock Unit Agreement Template for Performance-Based (ROIC) Awards					X

10.7(3)	Restricted Stock Unit Agreement Template for Performance-Based (Relative Total Shareholder Return Performance Goal) Awards					X

10.8(3)	Insight Enterprises, Inc. Executive Management Separation Plan effective as of August 29, 2019	10-Q	000-25092	10.1	May 6, 2021

10.9(3)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2021
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

10.10(3)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.11(3)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.12(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Jeffery Shumway, dated May 6, 2019	10-K	000- 25092	10.12	February 21, 2020

10.14(3)	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen effective October 14, 2021	8-K	000-25092	10.1	October 18, 2021

10.15(3)	Executive Employment Agreement between Insight Enterprises, Inc. and James A. Morgado dated as of January 17, 2022					X

10.16	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.17	Form of Warrant Confirmation.	8-K	000-25092	10.2	August 15, 2019

10.18(4)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	August 30, 2019

10.19	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto.	10-Q	000-25092	10.2	August 6, 2020

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated February 10, 2022					X

24.2	Power of Attorney for Richard E. Allen dated February 10, 2022					X

24.3	Power of Attorney for Bruce W. Armstrong dated February 10, 2022					X

24.4	Power of Attorney for Linda M. Breard dated February 10, 2022					X

24.5	Power of Attorney for Catherine Courage dated February 14, 2022					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2021
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

24.6	Power of Attorney for Anthony A. Ibargüen dated February 9, 2022					X

24.7	Power of Attorney for Kathleen S. Pushor dated February 14, 2022					X

24.8	Power of Attorney for Girish Rishi dated February 14, 2022					X

24.9	Power of Attorney for Alexander L. Baum dated February 11, 2022					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(1)Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.
(2)We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Linda Breard, Glynis A. Bryan, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Rachael A. Crump, Anthony A. Ibargüen, James A. Morgado, Joyce A. Mullen, Kathleen S. Pushor, Girish Rishi, and Jeffery Shumway. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(3)Management contract or compensatory plan or arrangement.
(4)Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.
(P)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
Dated: February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joyce A. Mullen	President, Chief Executive Officer and Director (principal executive officer)	February 18, 2022
Joyce A. Mullen

/s/ Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 18, 2022
Glynis A. Bryan

/s/ Rachael A. Crump	Global Corporate Controller (principal accounting officer)	February 18, 2022
Rachael A. Crump

/s/ Timothy A. Crown*	Chairman of the Board	February 18, 2022
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 18, 2022
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 18, 2022
Bruce W. Armstrong

/s/ Alexander L. Baum*	Director	February 18, 2022
Alexander L. Baum

/s/ Linda M. Breard*	Director	February 18, 2022
Linda M. Breard

/s/ Catherine Courage*	Director	February 18, 2022
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 18, 2022
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 18, 2022
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 18, 2022
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact