Form 10-Q
period 2022-03-31
INSIGHT ENTERPRISES INC
filed 2022-05-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 0-25092
INSIGHT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2701 E. Insight Way, Chandler, Arizona 85286
(Address of principal executive offices) (Zip Code)
(480) 333-3000
(Registrant’s telephone number, including area code)
__________________________________________________________________
6820 South Harl Avenue, Tempe, Arizona 85283
_________________________________________________________________
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
The number of shares outstanding of the issuer’s common stock as of April 29, 2022 was 35,074,362.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2022

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints including our belief that supply constraints and extended lead times for certain products could impact results into the second half of 2022; our belief that we could continue to see growth in the hardware category of net sales in North America into the second half of 2022; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021:

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

INSIGHT ENTERPRISES, INC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$114,758	$103,840
Accounts receivable, net of allowance for doubtful accounts of $16,760 and $16,941, respectively	3,025,699	2,936,732
Inventories	383,401	328,101
Other current assets	244,383	199,638
Total current assets	3,768,241	$3,568,311
Property and equipment, net of accumulated depreciation and amortization of $231,333 and $233,786, respectively	189,722	176,263
Goodwill	429,215	428,346
Intangible assets, net of accumulated amortization of $118,905 and $110,909, respectively	207,116	214,788
Other assets	255,494	301,372
	$4,849,788	$4,689,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,623,651	$1,779,854
Accounts payable—inventory financing facilities	318,433	311,878
Accrued expenses and other current liabilities	390,703	423,489
Current portion of long-term debt	344,903	36
Total current liabilities	2,677,690	2,515,257
Long-term debt	373,018	361,570
Deferred income taxes	36,631	47,073
Other liabilities	223,258	255,953
	3,310,597	3,179,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,072 shares at March 31, 2022 and 34,897 shares at December 31, 2021 issued and outstanding	351	349
Additional paid-in capital	321,959	368,282
Retained earnings	1,242,110	1,167,690
Accumulated other comprehensive loss – foreign currency translation adjustments	(25,229)	(27,094)
Total stockholders’ equity	1,539,191	1,509,227
	$4,849,788	$4,689,080
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales:
Products	$2,310,287	$1,893,020
Services	340,563	300,048
Total net sales	2,650,850	2,193,068
Costs of goods sold:
Products	2,107,209	1,721,258
Services	164,780	140,336
Total costs of goods sold	2,271,989	1,861,594
Gross profit	378,861	331,474
Operating expenses:
Selling and administrative expenses	297,640	271,190
Severance and restructuring expenses, net	1,372	(6,740)
Earnings from operations	79,849	67,024
Non-operating (income) expense:
Interest expense, net	8,068	9,969
Other (income) expense, net	(2,843)	388
Earnings before income taxes	74,624	56,667
Income tax expense	17,993	13,499
Net earnings	$56,631	$43,168
Net earnings per share:
Basic	$1.62	$1.23
Diluted	$1.53	$1.18
Shares used in per share calculations:
Basic	34,974	35,199
Diluted	36,981	36,699
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$56,631	$43,168
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,865	(80)
Total comprehensive income	$58,496	$43,088
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	175	2	—	—	(6,599)	—	—	(6,597)
Stock-based compensation expense	—	—	—	—	5,007	—	—	5,007
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,865	—	1,865
Net earnings	—	—	—	—	—	—	56,631	56,631
Balances at March 31, 2022	35,072	$351	—	$—	$321,959	$(25,229)	$1,242,110	$1,539,191
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	217	2	—	—	(7,069)	—	—	(7,067)
Stock-based compensation expense	—	—	—	—	4,716	—	—	4,716
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(80)	—	(80)
Net earnings	—	—	—	—	—	—	43,168	43,168
Balances at March 31, 2021	35,320	$353	—	$—	$361,935	$(15,535)	$1,036,413	$1,383,166
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$56,631	$43,168
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,314	14,222
Provision for losses on accounts receivable	1,031	2,178
Non-cash stock-based compensation	5,007	4,716
Deferred income taxes	(1,715)	643
Amortization of debt discount and issuance costs	1,623	4,172
Other adjustments	(106)	(7,617)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(103,326)	93,485
Increase in inventories	(57,876)	(67,946)
Decrease in other assets	4,111	16,759
Decrease in accounts payable	(137,144)	(25,315)
Decrease in accrued expenses and other liabilities	(65,789)	(35,759)
Net cash (used in) provided by operating activities	(284,239)	42,706
Cash flows from investing activities:
Proceeds from sale of assets	—	27,211
Purchases of property and equipment	(25,745)	(7,847)
Net cash (used in) provided by investing activities	(25,745)	19,364
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,151,440	897,848
Repayments on ABL revolving credit facility	(831,440)	(921,848)
Net borrowings (repayments) under inventory financing facilities	6,692	(17,782)
Other payments	(6,738)	(7,485)
Net cash provided by (used in) financing activities	319,954	(49,267)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	969	(2,445)
Increase in cash, cash equivalents and restricted cash	10,939	10,358
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$116,916	$140,940
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2022 and our results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis.
The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. Therefore, financial statements for the three months ended March 31, 2022 are presented under the new standard, while the comparative period is not adjusted and is reported in accordance with the Company's old method of accounting. The adoption of ASU 2020-06 significantly impacts our consolidated statements of operations and consolidated balance sheets as we no longer report accreted interest on the convertible senior notes (the “Notes”) and the full par value of the Notes is reflected as debt. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as adjustments to reduce additional paid in capital and increase retained earnings were $44,731,000 and $17,789,000, respectively. Had we followed the old method of accounting for the three months ended March 31, 2022 reported basic and diluted Net Earnings Per Share "EPS" would decrease by $0.06 and $0.05, respectively, from $1.62 and $1.53, respectively, to $1.56 and $1.48, respectively.
There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Current receivables, which are included in “Accounts receivable, net”	$3,025,699	$2,936,732
Non-current receivables, which are included in “Other assets”	106,098	147,139
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	120,222	116,067
Changes in the contract liabilities balances during the three months ended March 31, 2022 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2021	$116,067
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(31,452)
Cash received in advance and not recognized as revenue	35,607
Balances at March 31, 2022	$120,222

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended March 31, 2021, the Company recognized revenue of $34,418,000 related to its contract liabilities.
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2022	$109,420
2023	49,669
2024	26,963
2025 and thereafter	16,024
Total remaining performance obligations	$202,076
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2022 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 23 months.
The majority of our backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition, in the table above.
3.    Assets Held for Sale
During the three months ended March 31, 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000. We used the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters. During the three months ended March 31, 2022, we had no assets held for sale.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and certain shares underlying the Notes. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net earnings	$56,631	$43,168
Denominator:
Weighted average shares used to compute basic EPS	34,974	35,199
Dilutive potential common shares due to dilutive RSUs, net of tax effect	330	461
Dilutive potential common shares due to the Notes	1,677	1,039
Weighted average shares used to compute diluted EPS	36,981	36,699
Net earnings per share:
Basic	$1.62	$1.23
Diluted	$1.53	$1.18
For the three months ended March 31, 2022, 13,000 of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. Certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three months ended March 31, 2021, none of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
ABL revolving credit facility	$373,000	$53,000
Convertible senior notes due 2025	344,858	308,543
Finance leases and other financing obligations	63	63
Total	717,921	361,606
Less: current portion of long-term debt	(344,903)	(36)
Long-term debt	$373,018	$361,570
Our senior secured revolving credit facility (the “ABL facility”), has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on August 30, 2024. As of March 31, 2022, eligible

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $373,000,000 was outstanding.
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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “market price trigger”); (2) during the five business day period after any five day consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.
The Notes exceeded the market price trigger of $88.82 in the first quarter of 2022 making the Notes convertible at the option of the holders through June 30, 2022. All of the Notes remain outstanding at March 31, 2022. The Notes are convertible at the option of the holders at March 31, 2022 and, if exercised, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs are classified as current. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of March 31, 2022, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(5,142)	(41,457)
Net carrying amount	$344,858	$308,543

Equity, net of deferred tax	$—	$44,731

As a result of our adoption of ASU 2020-06, effective January 1, 2022, we no longer reflect any debt discount on the Notes in our consolidated balance sheet, nor do we recognize amortization of debt discount within our consolidated statement of operations. Also in January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Notes in cash. As a result of this election, at period ends where the market price, or other conversion triggers are met, the Notes will be classified in our consolidated balance sheet as current.

The remaining life of the debt issuance cost accretion is approximately 2.87 years. The effective interest rate on the principal of the Notes is 0.750%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three months ended March 31, 2022 is made up of contractual coupon interest and amortization of debt issuance costs. Interest expense resulting from the Notes reported within the consolidated statement of operations for the three months ended March 31, 2021 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.
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
Inventory Financing Facilities
We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During the first quarter of 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. The inventory financing facilities will remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and LIBOR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of March 31, 2022, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $318,433,000 was outstanding.
6.    Income Taxes
Our effective tax rates for the three months ended March 31, 2022 and 2021 were 24.1% and 23.8%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.
As of March 31, 2022 and December 31, 2021, we had approximately $13,347,000 and $12,664,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,385,000 and $1,250,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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
7.    Share Repurchase Program
On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock, including the $25,000,000 that remained available from the February 2020 authorization. As of March 31, 2022, approximately $75,000,000 remained available for repurchases under this share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended March 31, 2022 and 2021, we did not repurchase any shares of our common stock.
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2022, we had approximately $27,348,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2022. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2022. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,451,319	$210,623	$11,646	$1,673,588
Software	341,547	272,402	22,750	636,699
Services	271,639	48,408	20,516	340,563
	$2,064,505	$531,433	$54,912	$2,650,850
Major Client Groups
Large Enterprise / Corporate	$1,438,729	$353,904	$21,429	$1,814,062
Commercial	441,159	18,421	14,659	474,239
Public Sector	184,617	159,108	18,824	362,549
	$2,064,505	$531,433	$54,912	$2,650,850
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,970,921	$506,862	$47,018	$2,524,801
Net revenue recognition (Agent)	93,584	24,571	7,894	126,049
	$2,064,505	$531,433	$54,912	$2,650,850

	Three Months Ended March 31, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,109,489	$195,971	$9,565	$1,315,025
Software	308,738	234,423	34,834	577,995
Services	236,554	48,442	15,052	300,048
	$1,654,781	$478,836	$59,451	$2,193,068
Major Client Groups
Large Enterprise / Corporate	$1,171,428	$309,075	$19,076	$1,499,579
Commercial	344,045	20,533	12,667	377,245
Public Sector	139,308	149,228	27,708	316,244
	$1,654,781	$478,836	$59,451	$2,193,068
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,569,641	$450,977	$52,863	$2,073,481
Net revenue recognition (Agent)	85,140	27,859	6,588	119,587
	$1,654,781	$478,836	$59,451	$2,193,068
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2022 or 2021.
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
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,792,866	$483,025	$34,396	$2,310,287
Services	271,639	48,408	20,516	340,563
Total net sales	2,064,505	531,433	54,912	2,650,850
Costs of goods sold:
Products	1,625,775	449,632	31,802	2,107,209
Services	138,646	17,031	9,103	164,780
Total costs of goods sold	1,764,421	466,663	40,905	2,271,989
Gross profit	300,084	64,770	14,007	378,861
Operating expenses:
Selling and administrative expenses	235,220	52,326	10,094	297,640
Severance and restructuring expenses	304	1,068	—	1,372
Earnings from operations	$64,560	$11,376	$3,913	$79,849

	Three Months Ended March 31, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,418,227	$430,394	$44,399	$1,893,020
Services	236,554	48,442	15,052	300,048
Total net sales	1,654,781	478,836	59,451	2,193,068
Costs of goods sold:
Products	1,283,876	396,184	41,198	1,721,258
Services	117,416	16,617	6,303	140,336
Total costs of goods sold	1,401,292	412,801	47,501	1,861,594
Gross profit	253,489	66,035	11,950	331,474
Operating expenses:
Selling and administrative expenses	206,806	55,447	8,937	271,190
Severance and restructuring expenses	(7,238)	498	—	(6,740)
Earnings from operations	$53,921	$10,090	$3,013	$67,024

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2022	December 31, 2021
North America	$4,825,025	$4,920,220
EMEA	815,338	828,456
APAC	139,850	148,737
Corporate assets and intercompany eliminations, net	(930,425)	(1,208,333)
Total assets	$4,849,788	$4,689,080
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization of property and equipment:
North America	$4,420	$4,807
EMEA	807	1,232
APAC	162	142
	5,389	6,181
Amortization of intangible assets:
North America	7,348	7,417
EMEA	457	496
APAC	120	128
	7,925	8,041
Total	$13,314	$14,222

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
Quarterly Overview
Today, every business needs to be a technology business. We empower organizations with technology, solutions and services to help our clients maximize the value of information technology (“IT”) and drive (digital) transformation for tomorrow in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked global technology provider of end-to-end secure digital transformation solutions and services, we help clients innovate and optimize their operations to run smarter. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software and certain software-related services and cloud solutions.
On a consolidated basis, for the three months ended March 31, 2022:
•Net sales of $2.7 billion increased 21% compared to the three months ended March 31, 2021. The increase in net sales reflects a double digit increase in all categories of net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 22% compared to the first quarter of 2021.
•Gross profit of $378.9 million increased 14% compared to the three months ended March 31, 2021. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 16% compared to the first quarter of 2021.
•Compared to the three months ended March 31, 2021, gross margin contracted approximately 80 basis points to 14.3% of net sales in the three months ended March 31, 2022. This decline primarily reflects an increase in hardware net sales at lower margins and a change in the mix of services net sales compared to the same period in the prior year.
•Earnings from operations increased 19%, year over year, to $79.8 million in the first quarter of 2022 compared to $67.0 million in the first quarter of 2021. The increase was primarily due to increased gross profit in the current quarter, partially offset by an increase in selling and administrative expenses and severance and restructuring expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 20% year over year.
•Net earnings and diluted earnings per share were $56.6 million and $1.53, respectively, for the first quarter of 2022. This compares to net earnings of $43.2 million and diluted earnings per share of $1.18 for the first quarter of 2021. Of the $0.35 year over year increase in diluted earnings per share, $0.05 was due to the change in method of accounting for the Notes beginning in January 2022.
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
COVID-19 and Supply Chain Constraints Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. While we saw minimal negative impact of COVID-19 on our first quarter 2022 financial results, prolonged supply constraints resulted in sustained elevated backlog as we exited the quarter. We currently believe these supply constraints and extended lead times for certain products could impact results into the second half of 2022 and we expect growth in net sales in 2022 compared to 2021.

More recently, new variants of COVID-19, such as the Omicron variants, that are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, some of these restrictions are now being lifted. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Costs of goods sold	85.7	84.9
Gross profit	14.3	15.1
Selling and administrative expenses	11.2	12.3
Severance and restructuring expenses and acquisition and integration related expenses	0.1	(0.3)
Earnings from operations	3.0	3.1
Non-operating expense, net	0.2	0.5
Earnings before income taxes	2.8	2.6
Income tax expense	0.7	0.6
Net earnings	2.1%	2.0%

We generally experience some seasonal trends in our sales of IT hardware, software and services. Software sales are typically seasonally higher in our second and fourth quarter, particularly the second quarter. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year.
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
Net Sales. Net sales for the three months ended March 31, 2022 increased 21%, year over year, to $2.7 billion compared to the three months ended March 31, 2021. This increase reflects increases in our North America and EMEA segments, partially offset by a decrease in

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC. Our net sales by operating segment were as follows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2022	2021
North America	$2,064,505	$1,654,781	25%
EMEA	531,433	478,836	11%
APAC	54,912	59,451	(8)%
Consolidated	$2,650,850	$2,193,068	21%
Our net sales by offering category for North America for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2022	2021
Hardware	$1,451,319	$1,109,489	31%
Software	341,547	308,738	11%
Services	271,639	236,554	15%
	$2,064,505	$1,654,781	25%
Net sales in North America increased 25% or $409.7 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by increases in hardware net sales. Net sales of hardware, software and services increased 31%, 11% and 15%, respectively, year over year. The increases for the three months ended March 31, 2022 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients primarily of devices. This growth in hardware net sales was higher than expected and we believe we could continue to see growth in this category into the second half of 2022.
•The increase in services net sales was primarily due to an increase in Insight delivered services and higher sales of software maintenance.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
Our net sales by offering category for EMEA for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2022	2021
Hardware	$210,623	$195,971	7%
Software	272,402	234,423	16%
Services	48,408	48,442	—%
	$531,433	$478,836	11%
Net sales in EMEA increased 11% or $52.6 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 17%, year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net sales of hardware and software increased 7% and 16%, respectively, year over year. The increases for the three months ended March 31, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of sales to enterprise and public sector clients.
•The increase in hardware net sales was primarily due to higher volumes of sales to enterprise, corporate and public sector clients.
•Services net sales were flat year over year due primarily to higher volume of sales of Insight delivered services offset by decreases in fees for cloud solutions and lower volume of software maintenance.
Our net sales by offering category for APAC for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2022	2021
Hardware	$11,646	$9,565	22%
Software	22,750	34,834	(35%)
Services	20,516	15,052	36%
	$54,912	$59,451	(8)%
Net sales in APAC decreased 8% or $4.5 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 3%, year to year. Net sales of hardware and services increased by 22% and 36%, respectively, year over year. Net sales of software decreased by 35%, year to year. The net changes for the three months ended March 31, 2022 were the result of the following:
•The increase in services net sales was primarily due to higher volume sales of Insight delivered services and an increase in net sales of cloud solutions.
•The increase in hardware net sales was primarily the result of higher volume of sales to enterprise and commercial clients.
•The decrease in software net sales was due to continued migration of on-premise software to cloud solutions.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2022 and 2021:

	North America Three Months Ended March 31,		EMEA Three Months Ended March 31,		APAC Three Months Ended March 31,
Sales Mix	2022	2021	2022	2021	2022	2021
Hardware	70%	67%	40%	41%	21%	16%
Software	17%	19%	51%	49%	42%	59%
Services	13%	14%	9%	10%	37%	25%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 14%, or $47.4 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, with gross margin contracting approximately 80 basis points to 14.3% for the three months ended March 31, 2022 compared to 15.1% for the three months ended March 31, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	% of Net Sales	2021	% of Net Sales
North America	$300,084	14.5%	$253,489	15.3%
EMEA	64,770	12.2%	66,035	13.8%
APAC	14,007	25.5%	11,950	20.1%
Consolidated	$378,861	14.3%	$331,474	15.1%
North America’s gross profit for the three months ended March 31, 2022 increased 18%, or $46.6 million, compared to the three months ended March 31, 2021. As a percentage of net sales, gross margin contracted approximately 80 basis points to 14.5% for the first quarter of 2022. The year-to-year declines in gross margin were primarily attributable to the following:
•There was a decrease in margin from services net sales of 74 basis points and a decrease in margin from product net sales, which includes partner funding and freight, of 4 basis points compared to the same period in the prior year.
•The decrease in margin from services net sales during the current quarter reflects a contraction in margin from warranty net sales, Insight delivered services and various other services recognized on a net basis.
•The decrease in product margin is primarily the result of higher sales of lower margin products, including devices, than in the same period in the prior year.
EMEA’s gross profit for the three months ended March 31, 2022 decreased $1.3 million, or 2%, year to year (increasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2021. As a percentage of net sales, gross margin contracted approximately 160 basis points, year to year. The year to year net decline in gross margin was primarily attributable to a decrease in product margin, including partner funding and freight, of 86 basis points and a decrease in margin on services net sales, including cloud solutions and Insight delivered services, of 74 basis points. The decrease in product margin is primarily the result of sales of hardware at lower margins than in the same period in the prior year. The decrease in services margin is primarily the result of lower net sales of cloud solutions, software maintenance and other services recognized on a net basis partially offset by expanded margin on Insight delivered services.
APAC’s gross profit for the three months ended March 31, 2022 increased $2.1 million, or 17%, compared to the three months ended March 31, 2021 (increasing 23% when excluding fluctuating foreign currency exchange rates). As a percentage of net sales, gross margin expanded approximately 540 basis points, year over year. The increase in gross margin in the first quarter of 2022 compared to the first quarter of 2021 was due to an increase in gross margin on services net sales of 607 basis points. This expansion was partially offset by a decrease in gross margin on product net sales, which includes partner funding and freight, of 66 basis points. The expanded margin in services net sales was driven by increased margins on Insight delivered services and higher volume of cloud solutions recognized on a net basis.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $26.5 million, or 10% (increasing 11% when excluding fluctuating foreign currency exchange rates), for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Selling and administrative expenses decreased approximately 110 basis points as a percentage of net sales in the first quarter of 2022 compared to the first quarter of 2021. The overall net increase in selling and administrative expenses reflects a $16.5 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. There were also increases in professional fees of $7.5 million, including fees incurred for special projects, other expenses of $1.7 million and travel and entertainment costs of $1.6 million, year over year. These increases were partially offset by a decrease in depreciation and amortization expense of $0.7 million, year to year.
Severance and Restructuring Expenses, Net. During the three months ended March 31, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $1.4 million. Comparatively, during the three months ended March 31, 2021, we recorded severance and restructuring expense, net of adjustments, of approximately $1.3 million. The charges primarily related to a realignment of certain roles and responsibilities. Prior period severance charges were offset by gains on sale of properties of $8.0 million.
Earnings from Operations. Earnings from operations increased 19%, or $12.8 million, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	% of Net Sales	2021	% of Net Sales
North America	$64,560	3.1%	$53,921	3.3%
EMEA	11,376	2.1%	10,090	2.1%
APAC	3,913	7.1%	3,013	5.1%
Consolidated	$79,849	3.0%	$67,024	3.1%
North America’s earnings from operations for the three months ended March 31, 2022 increased $10.6 million, or 20%, compared to the three months ended March 31, 2021. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 3.1%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses when compared to the three months ended March 31, 2021. Earnings from operations decreased as a percentage of net sales primarily due to gross profit increasing at a slower rate than net sales.
EMEA’s earnings from operations for the three months ended March 31, 2022 increased $1.3 million, or 13% (increasing 17% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2021. As a percentage of net sales, earnings from operations was flat at 2.1% as a result of declines in gross profit offset by decrease in selling and administrative expenses.
APAC’s earnings from operations for the three months ended March 31, 2022 increased $900,000, or 30% (increasing 34% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2021. As a percentage of net sales, earnings from operations increased by approximately 200 basis points to 7.1%. The increase in earnings from operations as a percentage of net sales was driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended March 31, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended March 31, 2022 decreased 19%, or $1.9 million, compared to the three months ended March 31, 2021. The decrease was due to no imputed interest under the Notes in the three months ended March 31, 2022, partially offset by higher average daily balances and higher interest rates under our ABL facility, as well as increased imputed interest under our inventory financing facilities.
There was no imputed interest under the Notes for the three months ended March 31, 2022, following our adoption of ASU 2020-06 effective January 1, 2022, compared to $2.6 million for the three months ended March 31, 2021. Imputed interest under our inventory financing facilities was $4.3 million for the three months ended March 31, 2022 compared to $3.6 million for the three months ended March 31, 2021. The increase in imputed interest under our inventory financing facilities was a result of expanded use of the facilities. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 24.1% for the three months ended March 31, 2022 was higher than our effective tax rate of 23.8% for the three months ended March 31, 2021. The increase in our effective tax rate was due to a reduction in excess tax benefits on the settlement of employee share-based compensation, partially offset by a decrease in the valuation allowance recorded against certain tax attributes.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(284,239)	$42,706
Net cash (used in) provided by investing activities	(25,745)	19,364
Net cash provided by (used in) financing activities	319,954	(49,267)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	969	(2,445)
Increase in cash, cash equivalents and restricted cash	10,939	10,358
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$116,916	$140,940
Cash and Cash Flow
•Our primary uses of cash during the three months ended March 31, 2022 were to fund our working capital requirements.
•Operating activities used $284.2 million in cash during the three months ended March 31, 2022, compared to cash provided by operating activities of $42.7 million during the three months ended March 31, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•We received proceeds from the sale of assets, including our properties held for sale, of $27.2 million in the three months ended March 31, 2021 with no comparable proceeds in the three months ended March 31, 2022.
•Capital expenditures were $25.7 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively.
•During the three months ended March 31, 2022 and 2021 we did not repurchase any of our common stock.
•Net borrowings under our ABL facility during the three months ended March 31, 2022 were $320.0 million compared to net repayments of $24.0 million during the three months ended March 31, 2021.
•We had net borrowings under our inventory financing facilities of $6.7 million during the three months ended March 31, 2022 compared to net repayments of $17.8 million during the three months ended March 31, 2021.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations as well as other strategic investments over the next 12 months. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, debt repayments and repayment of our inventory financing facilities. We currently expect to fund known cash commitments beyond the next twelve months through operating cash activities or other available financing resources.
Net cash (used in) provided by operating activities
•Cash flow used in operating activities in the first three months of 2022 was $284.2 million compared to cash provided by operating activities of $42.7 million in the first three months of 2021.
•The decrease in cash flow from operating activities was primarily driven by growth in hardware net sales and changes in partner mix, including increased volume with distributors with early payment terms.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2022	2021
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	103	106
Days inventory outstanding (“DIOs”) (b)	15	13
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(77)	(86)
Cash conversion cycle (days) (d)	41	33
(a)Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 90 days.
(b)Calculated as the balance of inventories at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(c)Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facilities at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 90 days.
(d)Calculated as DSOs plus DIOs, less DPOs.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•Our cash conversion cycle was 41 days in the first quarter of 2022, up 8 days from the first quarter of 2021.
•The net changes were a result of a 9 day decrease in DPOs and a 2 day increase in DIOs partially offset by a three day decrease in DSOs. The decrease in DPOs was primarily due to change in partner mix, including increased volume with distributors with early payment terms, partially offset by increases in balances on our inventory financing facilities.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2022 in excess of working capital needs to pay down our ABL facility and inventory financing facilities.
Net cash (used in) provided by investing activities
•We received proceeds from the sale of assets, including properties held for sale of $27.2 million for the three months ended March 31, 2021 with no comparable activity in 2022.
•Capital expenditures were $25.7 million and $7.8 million for the three months ended March 31, 2022 and 2021, respectively.
•We expect capital expenditures for the full year 2022 to be in a range of $65.0 to $70.0 million, including the final completion of our global corporate headquarters.
Net cash provided by (used in) financing activities
•During the three months ended March 31, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $320.0 million.
•During the three months ended March 31, 2021, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $24.0 million.
•We had net borrowings under our inventory financing facilities of $6.7 million during the three months ended March 31, 2022 compared to net repayments of $17.8 million during the three months ended March 31, 2021.
•During the three months ended March 31, 2022 and 2021, we did not repurchase any of our common stock.

Financing Facilities
Our debt balance as of March 31, 2022 was $717.9 million, including our finance lease obligations for certain IT equipment and other financing obligations.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2022, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit agreement contains customary affirmative and negative covenants and events of default. At March 31, 2022, we were in compliance with all such covenants.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $318.4 million was outstanding at March 31, 2022.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of March 31, 2022, we had approximately $82.8 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia, Canada, the Netherlands and New Zealand. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of March 31, 2022, the fair market value of our Notes was $575 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2022.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	—	$—	—	$75,032,025
February 1, 2022 through February 28, 2022	—	—	—	75,032,025
March 1, 2022 through March 31, 2022	—	—	—	75,032,025
Total	—		—
On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125 million of common stock, including the $25 million that remained available from the February 2020 authorization. There is no stated expiration date for this share repurchase plan. As of March 31, 2022, approximately $75 million remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Executive Employment Agreement between Insight Enterprises, Inc. and Daniel Burger					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(p)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2022	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)