Form 10-Q
period 2022-06-30
INSIGHT ENTERPRISES INC
filed 2022-08-04
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
Not Applicable
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
The number of shares outstanding of the issuer’s common stock as of July 29, 2022 was 35,094,892.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2022

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints, including our belief that supply constraints and extended lead times for certain products could impact results into the second half of 2022 and into 2023; our expectations of growth in net sales in 2022 compared to 2021; our anticipation that we may experience growth in networking and infrastructure products as we progress through the second half of the year but that overall hardware growth could slow in the second half of 2022 in North America; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in “Risk Factors” in Part II, Item 1A of this report:

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

INSIGHT ENTERPRISES, INC.
•the duration and severity of the COVID-19 pandemic and its effects on our business, results of operations and financial condition, as well as the widespread outbreak of any other illnesses or communicable diseases;
•general economic conditions, economic uncertainties and changes in geopolitical conditions including the possibility of a recession or as a result of Russia’s invasion of Ukraine;
•changes in the IT industry and/or rapid changes in technology;
•supply constraints for hardware, including devices, and the potential impact on our inventory management and warehouse operations of the easing of these constraints;
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
•increased debt and interest expense and the possibility of decreased availability of funds under our financing facilities;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$137,529	$103,840
Accounts receivable, net of allowance for doubtful accounts of $15,463 and $16,941, respectively	3,610,449	2,936,732
Inventories	377,059	328,101
Other current assets	275,967	199,638
Total current assets	4,401,004	$3,568,311
Property and equipment, net of accumulated depreciation and amortization of $223,218 and $233,786, respectively	199,617	176,263
Goodwill	495,457	428,346
Intangible assets, net of accumulated amortization of $125,902 and $110,909, respectively	224,926	214,788
Other assets	283,319	301,372
	$5,604,323	$4,689,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,945,260	$1,779,854
Accounts payable—inventory financing facilities	248,315	311,878
Accrued expenses and other current liabilities	429,395	423,489
Current portion of long-term debt	345,945	36
Total current liabilities	2,968,915	2,515,257
Long-term debt	718,708	361,570
Deferred income taxes	39,479	47,073
Other liabilities	264,124	255,953
	3,991,226	3,179,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 35,093 shares at June 30, 2022 and 34,897 shares at December 31, 2021 issued and outstanding	351	349
Additional paid-in capital	327,282	368,282
Retained earnings	1,331,294	1,167,690
Accumulated other comprehensive loss – foreign currency translation adjustments	(45,830)	(27,094)
Total stockholders’ equity	1,613,097	1,509,227
	$5,604,323	$4,689,080
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Products	$2,349,242	$1,889,178	$4,659,529	$3,782,198
Services	394,135	340,323	734,698	640,371
Total net sales	2,743,377	2,229,501	5,394,227	4,422,569
Costs of goods sold:
Products	2,135,895	1,715,729	4,243,104	3,436,987
Services	169,593	147,089	334,373	287,425
Total costs of goods sold	2,305,488	1,862,818	4,577,477	3,724,412
Gross profit:
Products	213,347	173,449	416,425	345,211
Services	224,542	193,234	400,325	352,946
Gross profit	437,889	366,683	816,750	698,157
Operating expenses:
Selling and administrative expenses	306,001	277,087	603,641	548,277
Severance and restructuring expenses, net	692	1,127	2,064	(5,613)
Acquisition and integration related expenses	1,640	—	1,640	—
Earnings from operations	129,556	88,469	209,405	155,493
Non-operating (income) expense:
Interest expense, net	9,383	9,583	17,451	19,552
Other expense (income), net	312	346	(2,531)	734
Earnings before income taxes	119,861	78,540	194,485	135,207
Income tax expense	30,677	19,979	48,670	33,478
Net earnings	$89,184	$58,561	$145,815	$101,729
Net earnings per share:
Basic	$2.54	$1.67	$4.16	$2.89
Diluted	$2.42	$1.58	$3.95	$2.76
Shares used in per share calculations:
Basic	35,083	35,097	35,028	35,148
Diluted	36,821	37,135	36,901	36,917

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$89,184	$58,561	$145,815	$101,729
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20,601)	5,528	(18,736)	5,448
Total comprehensive income	$68,583	$64,089	$127,079	$107,177
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at March 31, 2022	35,072	$351	—	$—	$321,959	$(25,229)	$1,242,110	$1,539,191
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	21	—	—	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	—	—	5,427	—	—	5,427
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(20,601)	—	(20,601)
Net earnings	—	—	—	—	—	—	89,184	89,184
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
Balances at March 31, 2021	35,320	$353	—	$—	$361,935	$(15,535)	$1,036,413	$1,383,166
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	22	—	—	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	—	—	4,659	—	—	4,659
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,528	—	5,528
Net earnings	—	—	—	—	—	—	58,561	58,561
Balances at June 30, 2021	34,845	$348	—	$—	$361,412	$(10,007)	$1,050,074	$1,401,827
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	196	2	—	—	(6,703)	—	—	(6,701)
Stock-based compensation expense	—	—	—	—	10,434	—	—	10,434
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(18,736)	—	(18,736)
Net earnings	—	—	—	—	—	—	145,815	145,815
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	239	2	—	—	(7,156)	—	—	(7,154)
Stock-based compensation expense	—	—	—	—	9,375	—	—	9,375
Cumulative effect of accounting change	—	—						—
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,448	—	5,448
Net earnings	—	—	—	—	—	—	101,729	101,729
Balances at June 30, 2021	34,845	$348	—	$—	$361,412	$(10,007)	$1,050,074	$1,401,827
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$145,815	$101,729
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	26,769	28,498
Provision for losses on accounts receivable	2,743	3,838
Non-cash stock-based compensation	10,434	9,375
Deferred income taxes	(575)	1,815
Amortization of debt discount and issuance costs	3,268	8,375
Other adjustments	1,810	(5,308)
Changes in assets and liabilities:
Increase in accounts receivable	(734,971)	(362,109)
Increase in inventories	(56,811)	(31,072)
Increase in other assets	(53,802)	(8,282)
Increase in accounts payable	223,198	294,860
Decrease in accrued expenses and other liabilities	(9,875)	(36,532)
Net cash (used in) provided by operating activities:	(441,997)	5,187
Cash flows from investing activities:
Proceeds from sale of assets	1,350	27,211
Purchases of property and equipment	(47,256)	(16,837)
Acquisitions, net of cash and cash equivalents acquired	(68,248)	—
Net cash (used in) provided by investing activities:	(114,154)	10,374
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	2,592,440	1,838,680
Repayments on ABL revolving credit facility	(1,924,965)	(1,798,680)
Net repayments under inventory financing facilities	(62,119)	(17,538)
Repurchases of common stock	—	(50,000)
Other payments	(6,938)	(7,944)
Net cash provided by (used in) financing activities:	598,418	(35,482)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(8,606)	(594)
Increase (decrease) in cash, cash equivalents and restricted cash	33,661	(20,515)
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$139,638	$110,067

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2022 and our results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. Therefore, financial statements for the three and six months ended June 30, 2022 are presented under the new standard, while the comparative period is not adjusted and is reported in accordance with the Company's old method of accounting. The adoption of ASU 2020-06 significantly impacts our consolidated statements of operations and consolidated balance sheets as we no longer report accreted interest on the Notes and the full par value of the Notes is reflected as debt. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as adjustments to reduce additional paid in capital and increase retained earnings were $44,731,000 and $17,789,000, respectively. Had we followed the old method of accounting for the three months ended June 30, 2022, reported basic and diluted net earnings per share "EPS" would decrease by $0.06 and $0.05, respectively, from $2.54 and $2.42, respectively, to $2.48 and $2.37, respectively. For the six months ended June 30, 2022, both reported basic and diluted EPS would decrease by $0.11, respectively, from $4.16 and $3.95, respectively, to $4.05 and $3.84, respectively.
There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Current receivables, which are included in “Accounts receivable, net”	$3,610,449	$2,936,732
Non-current receivables, which are included in “Other assets”	138,391	147,139
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	110,841	116,067

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the contract liabilities balances during the six months ended June 30, 2022 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2021	$116,067
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(55,380)
Cash received in advance and not recognized as revenue	50,154
Balances at June 30, 2022	$110,841
During the six months ended June 30, 2021, the Company recognized revenue of $53,771,000 related to its contract liabilities.
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2022 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2022	$89,639
2023	63,203
2024	29,558
2025 and thereafter	18,655
Total remaining performance obligations	$201,055
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2022 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 22 months.
The majority of our backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition, in the table above.
3.    Assets Held for Sale
During the six months ended June 30, 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000. We used the proceeds from the sales to ready our property in Chandler, Arizona to be used as our global corporate headquarters.
4.    Net Earnings Per Share
Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net earnings	$89,184	$58,561	$145,815	$101,729
Denominator:
Weighted average shares used to compute basic EPS	35,083	35,097	35,028	35,148
Dilutive potential common shares due to dilutive RSUs, net of tax effect	199	378	265	420
Dilutive potential common shares due to the Notes	1,539	1,660	1,608	1,349
Weighted average shares used to compute diluted EPS	36,821	37,135	36,901	36,917
Net earnings per share:
Basic	$2.54	$1.67	$4.16	$2.89
Diluted	$2.42	$1.58	$3.95	$2.76
For the three and six months ended June 30, 2022, 38,000 and 26,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. Certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2021, 200 and 100, respectively, of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
ABL revolving credit facility	$718,225	$53,000
Convertible senior notes due 2025	345,305	308,543
Finance leases and other financing obligations	1,123	63
Total	1,064,653	361,606
Less: current portion of long-term debt	(345,945)	(36)
Long-term debt	$718,708	$361,570
Our senior secured revolving credit facility (the “ABL facility”), has an aggregate U.S. dollar equivalent maximum borrowing amount of $1,200,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $150,000,000. From time to time and at our option, we may request to increase the aggregate

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $500,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on August 30, 2024. As of June 30, 2022, eligible accounts receivable and inventory were sufficient to permit access to the full $1,200,000,000 facility amount, of which $718,225,000 was outstanding.
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
On July 22, 2022 we entered into an amendment to the ABL facility to expand the facility and extend the maturity date as disclosed in footnote 11.
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
The Notes exceeded the market price trigger of $88.82 in the second quarter of 2022 making the Notes convertible at the option of the holders through September 30, 2022. All of the Notes remain outstanding at June 30, 2022. The Notes are convertible at the option of the holders at June 30, 2022 and, if exercised, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs are classified as current. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
Upon conversion, we will pay or deliver cash equal to the principal amount of the Notes, plus shares of our common stock for any additional amounts due. The conversion rate will

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
initially be 14.6376 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their Notes in connection with those events or during the related redemption period in certain circumstances.
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2022, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(4,695)	(41,457)
Net carrying amount	$345,305	$308,543

Equity, net of deferred tax	$—	$44,731

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

The remaining life of the debt issuance cost accretion is approximately 2.62 years. The effective interest rate on the principal of the Notes is 0.750%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2022 is made up of contractual coupon interest and amortization of debt issuance costs. Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2021 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.
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
As of June 30, 2022, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $248,315,000 was outstanding.
6.    Income Taxes
Our effective tax rates for the three and six months ended June 30, 2022 were 25.6% and 25.0%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.
Our effective tax rates for the three and six months ended June 30, 2021 were 25.4% and 24.8%, respectively. For the three months ended June 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities. For the six months ended June 30, 2021 our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share based compensation and tax benefits related to research and development activities.
As of June 30, 2022 and December 31, 2021, we had approximately $14,412,000 and $12,664,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,559,000 and $1,250,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate.

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
7.    Share Repurchase Program
On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50,000,000 of our common stock. On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock, including the $25,000,000 that remained available from the February 2020 authorization. As of June 30, 2022, approximately $75,000,000 remained available for repurchases under this share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the six months ended June 30, 2022, we did not repurchase any shares of our common stock. During the six months ended June 30, 2021, we repurchased 497,243 shares of our common stock on the open market at a total cost of $49,999,979 (an average price of $100.55 per share).
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2022, we had approximately $27,348,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2022. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2022. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,559,474	$155,384	$16,258	$1,731,116
Software	377,007	212,997	28,122	618,126
Services	310,963	57,950	25,222	394,135
	$2,247,444	$426,331	$69,602	$2,743,377
Major Client Groups
Large Enterprise / Corporate	$1,597,988	$306,389	$31,430	$1,935,807
Commercial	448,974	19,312	17,452	485,738
Public Sector	200,482	100,630	20,720	321,832
	$2,247,444	$426,331	$69,602	$2,743,377
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,126,656	$389,421	$58,927	$2,575,004
Net revenue recognition (Agent)	120,788	36,910	10,675	168,373
	$2,247,444	$426,331	$69,602	$2,743,377

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,168,770	$170,406	$11,768	$1,350,944
Software	331,809	184,986	21,439	538,234
Services	259,050	61,982	19,291	340,323
	$1,759,629	$417,374	$52,498	$2,229,501
Major Client Groups
Large Enterprise / Corporate	$1,219,953	$297,677	$25,663	$1,543,293
Commercial	362,744	17,166	16,110	396,020
Public Sector	176,932	102,531	10,725	290,188
	$1,759,629	$417,374	$52,498	$2,229,501
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,661,386	$380,325	$44,835	$2,086,546
Net revenue recognition (Agent)	98,243	37,049	7,663	142,955
	$1,759,629	$417,374	$52,498	$2,229,501

	Six Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,010,793	$366,007	$27,904	$3,404,704
Software	718,554	485,399	50,872	$1,254,825
Services	582,602	106,358	45,738	$734,698
	$4,311,949	$957,764	$124,514	$5,394,227
Major Client Groups
Large Enterprise / Corporate	$3,036,717	$660,293	$52,859	$3,749,869
Commercial	890,133	37,733	32,111	959,977
Public Sector	385,099	259,738	39,544	684,381
	$4,311,949	$957,764	$124,514	$5,394,227
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,097,577	$896,283	$105,945	$5,099,805
Net revenue recognition (Agent)	214,372	61,481	18,569	294,422
	$4,311,949	$957,764	$124,514	$5,394,227

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,278,259	$366,377	$21,333	$2,665,969
Software	640,547	419,409	56,273	1,116,229
Services	495,604	110,424	34,343	640,371
	$3,414,410	$896,210	$111,949	$4,422,569
Major Client Groups
Large Enterprise / Corporate	$2,391,381	$606,752	$44,739	$3,042,872
Commercial	706,789	37,699	28,777	773,265
Public Sector	316,240	251,759	38,433	606,432
	$3,414,410	$896,210	$111,949	$4,422,569
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,231,027	$831,302	$97,698	$4,160,027
Net revenue recognition (Agent)	183,383	64,908	14,251	262,542
	$3,414,410	$896,210	$111,949	$4,422,569
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2022 or 2021.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,936,481	$368,381	$44,380	$2,349,242
Services	310,963	57,950	25,222	394,135
Total net sales	2,247,444	426,331	69,602	2,743,377
Costs of goods sold:
Products	1,754,799	340,177	40,919	2,135,895
Services	142,379	16,607	10,607	169,593
Total costs of goods sold	1,897,178	356,784	51,526	2,305,488
Gross profit	350,266	69,547	18,076	437,889
Operating expenses:
Selling and administrative expenses	243,868	51,372	10,761	306,001
Severance and restructuring expenses	485	207	—	692
Acquisition and integration related expenses	1,640	—	—	1,640
Earnings from operations	$104,273	$17,968	$7,315	$129,556

	Three Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,500,579	$355,392	$33,207	$1,889,178
Services	259,050	61,982	19,291	340,323
Total net sales	1,759,629	417,374	52,498	2,229,501
Costs of goods sold:
Products	1,358,357	327,550	29,822	1,715,729
Services	122,375	16,295	8,419	147,089
Total costs of goods sold	1,480,732	343,845	38,241	1,862,818
Gross profit	278,897	73,529	14,257	366,683
Operating expenses:
Selling and administrative expenses	213,900	53,957	9,230	277,087
Severance and restructuring expenses	878	240	9	1,127
Earnings from operations	$64,119	$19,332	$5,018	$88,469

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,729,347	$851,406	$78,776	$4,659,529
Services	582,602	106,358	45,738	734,698
Total net sales	4,311,949	957,764	124,514	5,394,227
Costs of goods sold:
Products	3,380,574	789,809	72,721	4,243,104
Services	281,025	33,638	19,710	334,373
Total costs of goods sold	3,661,599	823,447	92,431	4,577,477
Gross profit	650,350	134,317	32,083	816,750
Operating expenses:
Selling and administrative expenses	$479,088	$103,698	$20,855	$603,641
Severance and restructuring expenses	789	1,275	—	2,064
Acquisition and integration related expenses	1,640	—	—	1,640
Earnings from operations	$168,833	$29,344	$11,228	$209,405

	Six Months Ended June 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,918,806	$785,786	$77,606	$3,782,198
Services	495,604	110,424	34,343	640,371
Total net sales	3,414,410	896,210	111,949	4,422,569
Costs of goods sold:
Products	2,642,233	723,734	71,020	3,436,987
Services	239,791	32,912	14,722	287,425
Total costs of goods sold	2,882,024	756,646	85,742	3,724,412
Gross profit	532,386	139,564	26,207	698,157
Operating expenses:
Selling and administrative expenses	420,706	109,404	18,167	548,277
Severance and restructuring expenses	(6,360)	738	9	(5,613)
Earnings from operations	$118,040	$29,422	$8,031	$155,493
The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2022	December 31, 2021
North America	$5,170,317	$4,920,220
EMEA	1,099,627	828,456
APAC	200,223	148,737
Corporate assets and intercompany eliminations, net	(865,844)	(1,208,333)
Total assets	$5,604,323	$4,689,080

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization of property and equipment:
North America	$4,729	$4,864	$9,149	$9,671
EMEA	668	1,202	1,475	2,434
APAC	154	142	316	284
	5,551	6,208	10,940	12,389
Amortization of intangible assets:
North America	7,356	7,440	14,704	14,857
EMEA	430	501	887	997
APAC	118	127	238	255
	7,904	8,068	15,829	16,109
Total	$13,455	$14,276	$26,769	$28,498

10.    Acquisition

Effective June 1, 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $68,248,000, excluding the estimated fair value of an earn out with a maximum value of $20,000,000, hold backs for representations and warranties of approximately $8,564,000 and estimates for the final working capital adjustments to be paid in future periods. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security, to hundreds of enterprise clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

The preliminary fair value of net assets acquired was approximately $25,425,000, including $26,800,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the finalization of the fair value of the non-cash working capital could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $69,387,000 which was recorded in our North America operating segment.

We consolidated the results of operations for Hanu within our North America operating segment beginning on June 1, 2022, the effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Hanu and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    Subsequent Events

On July 22, 2022, we entered into the Third Amendment to Credit Agreement (the “Amendment”) governing the ABL facility. The Amendment, among other things, (i) increases the ABL facility from the U.S. dollar equivalent of $1,200,000,000 to the U.S. dollar equivalent $1,800,000,000, (ii) extends the maturity of the ABL Facility to July 22, 2027, (iii) includes certain Australian subsidiaries of Insight as borrowers and guarantors under the ABL facility, (iv) increases our ability to request increases in the aggregate amount available for borrowing under the ABL facility from up to an aggregate of the U.S. dollar equivalent of $500,000,000 to the U.S. dollar equivalent of $750,000,000 and (v) provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000.

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
On a consolidated basis, for the three months ended June 30, 2022:
•Net sales of $2.7 billion increased 23% compared to the three months ended June 30, 2021. The increase in net sales reflects a double digit increase in all categories of net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 26% compared to the second quarter of 2021.
•Gross profit of $437.9 million increased 19% compared to the three months ended June 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 21% compared to the second quarter of 2021.
•Compared to the three months ended June 30, 2021, gross margin contracted approximately 40 basis points to 16.0% of net sales in the three months ended June 30, 2022. This decline primarily reflects an increase in hardware net sales at lower margins and a change in the mix of services net sales compared to the same period in the prior year.
•Earnings from operations increased 46%, year over year, to $129.6 million in the second quarter of 2022 compared to $88.5 million in the second quarter of 2021. The increase was primarily due to increased gross profit in the current quarter, partially offset by an increase in selling and administrative expenses and acquisition and integration related expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 51% year over year.
•Net earnings and diluted earnings per share were $89.2 million and $2.42, respectively, for the second quarter of 2022. This compares to net earnings of $58.6 million and diluted earnings per share of $1.58 for the second quarter of 2021. Of the $0.84 year over year increase in diluted earnings per share, $0.05 was due to the change in method of accounting for the Notes beginning in January 2022. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share increased 59% year over year.
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
COVID-19 and Supply Chain Constraints Update

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. While we saw minimal negative impact of COVID-19 on our second quarter 2022 financial results, prolonged supply constraints resulted in elevated backlog as we exited the quarter when compared to the prior year quarter. We currently believe these supply constraints and extended lead times for certain products could impact results into the second half of 2022 and into 2023, and we expect growth in net sales in 2022 compared to 2021.

More recently, new variants of COVID-19, such as the Omicron variants, that are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in responses to surges in COVID-19 cases. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	84.0	83.6	84.9	84.2
Gross profit	16.0	16.4	15.1	15.8
Selling and administrative expenses	11.2	12.4	11.1	12.4
Severance and restructuring expenses and acquisition and integration related expenses	0.1	—	0.1	(0.1)
Earnings from operations	4.7	4.0	3.9	3.5
Non-operating expense, net	0.3	0.5	0.3	0.5
Earnings before income taxes	4.4	3.5	3.6	3.0
Income tax expense	1.1	0.9	0.9	0.7
Net earnings	3.3%	2.6%	2.7%	2.3%
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

Net Sales. Net sales for the three months ended June 30, 2022 increased 23%, year over year, to $2.7 billion compared to the three months ended June 30, 2021. This increase reflects increases in each of our segments. Net sales for the six months ended June 30, 2022 increased 22%, year over year, to $5.4 billion compared to the six months ended June 30, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by operating segment were as follows for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
North America	$2,247,444	$1,759,629	28%	$4,311,949	$3,414,410	26%
EMEA	426,331	417,374	2%	957,764	896,210	7%
APAC	69,602	52,498	33%	124,514	111,949	11%
Consolidated	$2,743,377	$2,229,501	23%	$5,394,227	$4,422,569	22%
Our net sales by offering category for North America for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$1,559,474	$1,168,770	33%	$3,010,793	$2,278,259	32%
Software	377,007	331,809	14%	718,554	640,547	12%
Services	310,963	259,050	20%	582,602	495,604	18%
	$2,247,444	$1,759,629	28%	$4,311,949	$3,414,410	26%
Net sales in North America increased 28%, or $487.8 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increases in hardware net sales. Net sales of hardware, software and services increased 33%, 14% and 20%, respectively, year over year. The increases for the three months ended June 30, 2022 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients. This growth in hardware net sales, primarily attributable to devices, was higher than expected and reflects elevated backlog starting to clear. We still exited the quarter with elevated backlog when compared to the prior year quarter and anticipate we may experience growth in networking and infrastructure products as we progress through the second half of the year. However, we believe overall hardware growth could slow in the second half of 2022.
•The increase in services net sales was primarily due to an increase in Insight core services (previously referred to as Insight delivered services), an increase in fees for cloud solutions and higher sales of software maintenance.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
Net sales in North America increased 26%, or $897.5 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by increases in hardware net sales. Net sales of hardware, software and services increased 32%, 12% and 18%, respectively, year over year. The increases for the six months ended June 30, 2022 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients, primarily of devices. As discussed above, we believe that overall hardware growth could slow in the second half of 2022 but

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
anticipate that we may experience growth in networking and infrastructure products as we progress through the second half of the year.
•The increase in services net sales was primarily due to an increase in Insight core services, an increase in fees for cloud solutions and higher sales of software maintenance.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
Our net sales by offering category for EMEA for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$155,384	$170,406	(9)%	$366,007	$366,377	—%
Software	212,997	184,986	15%	485,399	419,409	16%
Services	57,950	61,982	(7)%	106,358	110,424	(4)%
	$426,331	$417,374	2%	$957,764	$896,210	7%
Net sales in EMEA increased 2%, or $9.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 14%, year over year. Net sales of software increased 15% year over year, partially offset by decreases in hardware and services net sales of 9% and 7%, respectively, year to year. The net changes for the three months ended June 30, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of sales to enterprise, corporate and public sector clients.
•The decrease in hardware net sales was primarily due to lower volumes of sales to public sector and commercial clients.
•The decrease in services net sales was primarily due to lower volume of sales of Insight core services.
Net sales in EMEA increased 7%, or $61.6 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 16%, year over year. Net sales of software increased 16% year over year partially offset by a decrease in services net sales of 4% year to year. The net changes for the six months ended June 30, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of sales to enterprise and public sector clients.
•Hardware net sales were flat year over year primarily due to higher volume of sales to enterprise, corporate and public sector clients offset by lower volume of sales to commercial clients.
•The decrease in services net sales year to year was primarily due to decreases in fees for cloud solutions and lower volume of software maintenance.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$16,258	$11,768	38%	$27,904	$21,333	31%
Software	28,122	21,439	31%	50,872	56,273	(10%)
Services	25,222	19,291	31%	45,738	34,343	33%
	$69,602	$52,498	33%	$124,514	$111,949	11%
Net sales in APAC increased 33%, or $17.1 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 41%, year over year. Net sales of hardware, software and services increased by 38%, 31% and 31%, respectively, year over year. The increases for the three months ended June 30, 2022 were the result of the following:
•The increase in software net sales was due to higher volume of sales to public sector and enterprise clients partially offset by continued migration of on-premise software to cloud solutions.
•The increase in services net sales was primarily due to higher volume sales of Insight core services and an increase in net sales of cloud solutions.
•The increase in hardware net sales was primarily the result of higher volume of sales to enterprise and commercial clients.
Net sales in APAC increased 11%, or $12.6 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 17%, year over year. Net sales of hardware and services increased by 31% and 33%, respectively, year over year. Net sales of software decreased by 10%, year to year. The net changes for the six months ended June 30, 2022 were the result of the following:
•The increase in services net sales was primarily due to higher volume sales of Insight core services and an increase in net sales of cloud solutions.
•The increase in hardware net sales was primarily the result of higher volume of sales to enterprise and commercial clients.
•The decrease in software net sales was due to continued migration of on-premise software to cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2022 and 2021:

	North America		EMEA			APAC
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
Sales Mix	2022	2021	2022	2021		2022	2021
Hardware	69%	66%	36%	41%		23%	22%
Software	17%	19%	50%	44%		41%	41%
Services	14%	15%	14%	15%		36%	37%
	100%	100%	100%	100%	`	100%	100%

	North America		EMEA			APAC
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
Sales Mix	2022	2021	2022	2021		2022	2021
Hardware	69%	67%	38%	41%		22%	19%
Software	17%	19%	51%	47%		41%	50%
Services	14%	14%	11%	12%		37%	31%
	100%	100%	100%	100%		100%	100%
Gross Profit. Gross profit increased 19%, or $71.2 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, with gross margin contracting approximately 40 basis points to 16.0% for the three months ended June 30, 2022 compared to 16.4% for the three months ended June 30, 2021. Gross profit increased 17%, or $118.6 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, with gross margin contracting approximately 70 basis points to 15.1% for the six months ended June 30, 2022 compared to 15.8% for the six months ended June 30, 2021.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Net Sales	2021	% of Net Sales	2022	% of Net Sales	2021	% of Net Sales
North America	$350,266	15.6%	$278,897	15.8%	$650,350	15.1%	$532,386	15.6%
EMEA	69,547	16.3%	73,529	17.6%	134,317	14.0%	139,564	15.6%
APAC	18,076	26.0%	14,257	27.2%	32,083	25.8%	26,207	23.4%
Consolidated	$437,889	16.0%	$366,683	16.4%	$816,750	15.1%	$698,157	15.8%
North America's gross profit for the three months ended June 30, 2022 increased 26%, or $71.4 million, compared to the three months ended June 30, 2021. As a percentage of net

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
sales, gross margin contracted approximately 20 basis points to 15.6% for the second quarter of 2022. The net changes in gross margin were primarily attributable to the following:
•There was a decrease in margin from services net sales of 27 basis points compared to the same period in the prior year. Margin from product net sales, including partner funding and freight was flat, year over year.
•The decrease in margin from services net sales during the current quarter reflects a contraction in margin contribution from various services recognized on a net basis, including declines in partner funding.
North America's gross profit for the six months ended June 30, 2022 increased 22%, or $118.0 million, compared to the six months ended June 30, 2021. As a percentage of net sales, gross margin contracted approximately 50 basis points to 15.1% for the six months ended June 30, 2022. The year to year declines in gross margin were primarily attributable to the following:
•There was a decrease in margin from services net sales of 50 basis points compared to the same period in the prior year. Margin from product net sales, which includes partner funding and freight, was flat compared to the same period in the prior year.
•The decrease in margin from services net sales during the current quarter reflects a contraction in margin contribution from warranty net sales, partner funding, Insight core services and various other services recognized on a net basis.

EMEA's gross profit for the three months ended June 30, 2022 decreased 5%, or $4.0 million, year to year (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2021. As a percentage of net sales, gross margin contracted 130 basis points, year to year. The year to year net decline in gross margin was attributable to the following:

•There was a decrease in margin on services net sales of 125 basis points.
•The decrease in services margin is primarily the result of lower margins on Insight core services.

EMEA's gross profit for the six months ended June 30, 2022 decreased 4%, or $5.2 million, year to year (increasing 4% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2021. As a percentage of net sales, gross margin contracted approximately 160 basis points, year to year. The year to year net decline in gross margin was primarily attributable to the following:

•There was a decrease in margin on services net sales, including Insight core services, of 106 basis points and a decrease in product margin, including partner funding and freight, of 49 basis points.
•The decrease in services margin is primarily the result of lower net sales of cloud solutions, software maintenance and other services recognized on a net basis and a decline in margin on Insight core services.
•The decrease in product margin is primarily the result of sales of hardware at lower margins than in the same period in the prior year.
APAC's gross profit for the three months ended June 30, 2022 increased 27%, or $3.8 million, year over year (increasing 35% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2021. As a percentage of net sales, gross margin contracted 120 basis points, year to year. The year to year net decline in gross margin was primarily attributable to the following:

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•There was a decrease in gross margin on product net sales, which includes partner funding and freight, of 147 basis points partially offset by an expansion in gross margin on services net sales of 29 basis points.
•The decline in margin on product net sales was due to higher volume of software net sales at lower margins.
•The expanded margin in services net sales was driven by higher volume of cloud solutions recognized on a net basis and an increase in partner funding.

APAC's gross profit for the six months ended June 30, 2022 increased 22%, or $5.9 million, year over year (increasing 29% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2021. As a percentage of net sales, gross margin expanded 240 basis points, year over year. The year over year increase in gross margin was primarily attributable to the following:

•There was an increase in gross margin on services net sales of 338 basis points. This expansion was partially offset by a decrease in gross margin on product net sales, which includes partner funding and freight, of 102 basis points.
•The expanded margin in services net sales was driven by higher margins on Insight core services, higher volume of cloud solutions recognized on a net basis and an increase in partner funding.
•The decline in margin on product net sales was due to changes in product mix to lower margin products.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $28.9 million, or 10% (increasing 12% when excluding fluctuating foreign currency exchange rates), for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Selling and administrative expenses increased $55.4 million, or 10% (increasing 14% when excluding fluctuating foreign currency exchange rates), for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Selling and administrative expenses decreased approximately 120 basis points as a percentage of net sales in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The overall net increase in selling and administrative expenses reflects a $26.1 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. There were also increases in other expenses of $4.2 million and travel and entertainment costs of $2.9 million, year over year, in part due to returns to normal spend levels following cost control measures taken in response to COVID-19 in the prior year. These increases were partially offset by a decrease in professional fees of $5.6 million, year to year.
Selling and administrative expenses decreased approximately 130 basis points as a percentage of net sales in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The overall net increase in selling and administrative expenses reflects a $42.0 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. There were also increases in other expenses of $6.0 million and travel and entertainment costs of $4.5 million, year over year, primarily due to returns to normal spend levels following cost control measures taken in response to COVID-19 in the prior year.
Severance and Restructuring Expenses, Net. During the three months ended June 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $0.7 million. Comparatively, during the three months ended June 30, 2021, we recorded severance and restructuring expense, net of adjustments, of approximately $1.1 million. The charges primarily related to a realignment of certain roles and responsibilities.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
During the six months ended June 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $2.1 million. Comparatively, during the six months ended June 30, 2021, we recorded severance and restructuring expense, net of adjustments, of approximately $2.4 million. The charges primarily related to a realignment of certain roles and responsibilities. Prior period severance charges were offset by gains on sale of properties of $8.0 million.
Earnings from Operations. Earnings from operations increased 46%, or $41.1 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Earnings from operations increased 35%, or $53.9 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% of Net Sales	2021	% of Net Sales	2022	% of Net Sales	2021	% of Net Sales
North America	$104,273	4.6%	$64,119	3.6%	$168,833	3.9%	$118,040	3.5%
EMEA	17,968	4.2%	19,332	4.6%	29,344	3.1%	29,422	3.3%
APAC	7,315	10.5%	5,018	9.6%	11,228	9.0%	8,031	7.2%
Consolidated	$129,556	4.7%	$88,469	4.0%	$209,405	3.9%	$155,493	3.5%
North America's earnings from operations for the three months ended June 30, 2022 increased $40.2 million, or 63%, compared to the three months ended June 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 100 basis points to 4.6%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses when compared to the three months ended June 30, 2021.
North America's earnings from operations for the six months ended June 30, 2022 increased $50.8 million, or 43%, compared to the six months ended June 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 3.9%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses and the gain on sale of properties in the six months ended June 30, 2021 with no comparative in the current year.
EMEA's earnings from operations for the three months ended June 30, 2022 decreased $1.4 million, or 7% (increasing 4% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2021. As a percentage of net sales, earnings from operations decreased by approximately 40 basis points to 4.2%. The decrease in earnings from operations was driven by the decrease in gross profit, partially offset by a decrease in selling and administrative expenses compared to the three months ended June 30, 2021.
EMEA's earnings from operations for the six months ended June 30, 2022 were flat (increasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2021. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 3.1%. The decrease in earnings from operations was driven by the decrease in gross profit and increase in severance and restructuring expenses, partially offset by a decrease in selling and administrative expenses compared to the six months ended June 30, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's earnings from operations for the three months ended June 30, 2022 increased $2.3 million, or 46% (increasing 55% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 10.5%. The increase in earnings from operations was driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended June 30, 2021.
APAC's earnings from operations for the six months ended June 30, 2022 increased $3.2 million, or 40% (increasing 47% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 180 basis points to 9.0%. The increase in earnings from operations was driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the six months ended June 30, 2021.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended June 30, 2022 decreased 2%, or $0.2 million, compared to the three months ended June 30, 2021. Interest expense, net for the six months ended June 30, 2022 decreased 11%, or $2.1 million, compared to the six months ended June 30, 2021. The decreases were due to no imputed interest under the Notes partially offset by higher average daily balances and higher interest rates under our ABL facility, as well as increased imputed interest under our inventory financing facilities.
There was no imputed interest under the Notes for the three and six months ended June 30, 2022, following our adoption of ASU 2020-06 effective January 1, 2022, compared to $2.7 million and $5.3 million for the three and six months ended June 30, 2021. Imputed interest under our inventory financing facilities was $3.8 million and $8.2 million for the three and six months ended June 30, 2022 compared to $3.1 million and $6.7 million for the three and six months ended June 30, 2021. The increase in imputed interest under our inventory financing facilities was a result of higher average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 25.6% for the three months ended June 30, 2022 was higher than our effective tax rate of 25.4% for the three months ended June 30, 2021. Our effective tax rate of 25.0% for the six months ended June 30, 2022 was higher than our effective tax rate of 24.8% for the six months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was relatively flat compared to the three months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 was also relatively flat compared to the six months ended June 30, 2021. The marginal increase in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily due to a reduction in excess tax benefits on the settlement of employee share-based compensation in the current year period.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(441,997)	$5,187
Net cash (used in) provided by investing activities	(114,154)	10,374
Net cash provided by (used in) financing activities	598,418	(35,482)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(8,606)	(594)
Increase (decrease) in cash, cash equivalents and restricted cash	33,661	(20,515)
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$139,638	$110,067
Cash and Cash Flow
•Our primary uses of cash during the six months ended June 30, 2022 were to fund our working capital requirements and for strategic acquisitions.
•Operating activities used $442.0 million in cash during the six months ended June 30, 2022, compared to cash provided by operating activities of $5.2 million during the six months ended June 30, 2021.
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs, in the six months ended June 30, 2022.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.4 million in the six months ended June 30, 2022, compared to $27.2 million in the six months ended June 30, 2021.
•Capital expenditures were $47.3 million and $16.8 million for the six months ended June 30, 2022 and 2021, respectively.
•During the six months ended June 30, 2022 we did not repurchase any of our common stock.
•Net borrowings under our ABL facility during the six months ended June 30, 2022 were $667.5 million compared to net borrowings of $40.0 million during the six months ended June 30, 2021.
•We had net repayments under our inventory financing facilities of $62.1 million during the six months ended June 30, 2022 compared to net repayments of $17.5 million during the six months ended June 30, 2021.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash (used in) provided by operating activities
•Cash flow used in operating activities in the first half of 2022 was $442.0 million compared to cash provided by operating activities of $5.2 million in the first half of 2021.
•The decrease in cash flow from operating activities was primarily driven by growth in hardware net sales, strategic investments in inventory and changes in partner mix, including increased volume with distributors with early payment terms.
•Our cash conversion cycle is inverted, meaning we pay our partners on terms shorter than we receive payments from our clients. This means we use more cash in our operations in periods of sequential growth and particularly in hardware net sales.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2022	2021
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	120	124
Days inventory outstanding (“DIOs”) (b)	15	10
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(87)	(101)
Cash conversion cycle (days) (d)	48	33
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 48 days in the second quarter of 2022, up 15 days from the second quarter of 2021.
•The net changes were a result of a 14 day decrease in DPOs and a 5 day increase in DIOs partially offset by a 4 day decrease in DSOs. Excluding the impacts of netting, the decrease in DPOs was primarily due to change in partner mix, including increased volume with distributors with early payment terms and decreases in balances on our inventory financing facilities compared to the prior year period.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash (used in) provided by investing activities
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in the six months ended June 30, 2022.
•Capital expenditures were $47.3 million and $16.8 million for the six months ended June 30, 2022 and 2021, respectively. The majority of the capital expenditures in the first half of 2022 were used for our global corporate headquarters and to fund technology related projects.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.4 million in the six months ended June 30, 2022, compared to $27.2 million in the six months ended June 30, 2021.
•We expect capital expenditures for the full year 2022 to be in a range of $65.0 to $70.0 million, including the completion of our global corporate headquarters.
Net cash provided by (used in) financing activities
•During the six months ended June 30, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $667.5 million.
•During the six months ended June 30, 2021, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $40.0 million.
•We had net repayments under our inventory financing facilities of $62.1 million during the six months ended June 30, 2022 compared to net repayments of $17.5 million during the six months ended June 30, 2021.
•During the six months ended June 30, 2022, we did not repurchase any of our common stock.
•During the six months ended June 30, 2021, we repurchased $50.0 million of our common stock.

Financing Facilities
Our debt balance as of June 30, 2022 was $1.1 billion, including our finance lease obligations for certain IT equipment and other financing obligations.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2022, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit agreement contains customary affirmative and negative covenants and events of default. At June 30, 2022, we were in compliance with all such covenants.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $248.3 million was outstanding at June 30, 2022.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of June 30, 2022, we had

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
approximately $115.1 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Australia and Canada. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of June 30, 2022, the fair market value of our Notes was $473 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report,”) and the risk factors described below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Risks Related to Our Business, Operations and Industry

General economic and political conditions, including unfavorable conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending, including as a result of the COVID-19 pandemic, adversely affects our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a particular region or business or industry sector, or tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.

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

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including continuing increases in inflation and interest rates, including the possibility of recession or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide financial markets and economy, as well as other adverse impacts. For example, on February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Potential impacts related to the conflict include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, all of which could adversely impact our business, particularly our European operations.

INSIGHT ENTERPRISES, INC.

Political developments, economic instability or natural disasters impacting international trade, including continued uncertainty surrounding the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”) and, trade disputes and increased tariffs, particularly between the United States and China, may also negatively impact markets and cause weaker macroeconomic conditions or drive sentiment that weakens demand for our products and services. Potential adverse consequences of Brexit such as global market uncertainty and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, the Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•political or economic instability, including the possibility of recession or financial market instability, or acts of war, such as the recent Russian invasion of Ukraine and its regional and global ramifications discussed above;
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

International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to U.S. dollars. For example, recent fluctuations in foreign currency exchange rates, including the increased strength of the U.S. dollar against

INSIGHT ENTERPRISES, INC.
certain foreign currencies, has adversely impacted our results of operations and cash flows from our operations in EMEA and APAC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2022.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	$75,032,025
May 1, 2022 through May 31, 2022	—	—	—	75,032,025
June 1, 2022 through June 30, 2022	—	—	—	75,032,025
Total	—		—
On February 26, 2020, we announced that our Board of Directors had authorized the repurchase of up to $50 million of our common stock. On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125 million of common stock, including the $25 million that remained available from the February 2020 authorization. There is no stated expiration date for this share repurchase plan. As of June 30, 2022, approximately $75 million remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(p)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 4, 2022	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)