Form 10-Q
period 2022-09-30
INSIGHT ENTERPRISES INC
filed 2022-11-03
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
The number of shares outstanding of the issuer’s common stock as of October 28, 2022 was 34,831,155.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2022

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints, including our belief that supply constraints and extended lead times for certain products could impact results into the fourth quarter of 2022 and into 2023; our belief that we may experience growth in networking and infrastructure products as we progress through the last quarter of the year; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in “Risk Factors” in Part II, Item 1A of this report:

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

INSIGHT ENTERPRISES, INC.
•general economic conditions, economic uncertainties and changes in geopolitical conditions including the possibility of a recession or as a result of Russia’s invasion of Ukraine;
•changes in the IT industry and/or rapid changes in technology;
•supply constraints for hardware, including devices, and the potential impact on our inventory management and warehouse operations relating to the easing of these constraints;
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
•the conditional conversion feature of our convertible senior notes (the “Notes”), which has historically been triggered, may adversely affect the Company’s financial condition and operating results;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$136,653	$103,840
Accounts receivable, net of allowance for doubtful accounts of $15,221 and $16,941, respectively	3,047,739	2,936,732
Inventories	367,913	328,101
Other current assets	232,355	199,638
Total current assets	3,784,660	3,568,311
Property and equipment, net of accumulated depreciation and amortization of $213,557 and $233,786, respectively	201,269	176,263
Goodwill	493,618	428,346
Intangible assets, net of accumulated amortization of $133,623 and $110,909, respectively	211,806	214,788
Other assets	306,361	301,372
	$4,997,714	$4,689,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,525,638	$1,779,854
Accounts payable—inventory financing facilities	331,982	311,878
Accrued expenses and other current liabilities	414,822	423,489
Current portion of long-term debt	594	36
Total current liabilities	2,273,036	2,515,257
Long-term debt	783,723	361,570
Deferred income taxes	36,723	47,073
Other liabilities	283,441	255,953
	3,376,923	3,179,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,828 shares at September 30, 2022 and 34,897 shares at December 31, 2021 issued and outstanding	348	349
Additional paid-in capital	330,726	368,282
Retained earnings	1,366,124	1,167,690
Accumulated other comprehensive loss – foreign currency translation adjustments	(76,407)	(27,094)
Total stockholders’ equity	1,620,791	1,509,227
	$4,997,714	$4,689,080
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Products	$2,169,197	$2,124,239	$6,828,726	$5,906,437
Services	365,157	323,282	1,099,855	963,653
Total net sales	2,534,354	2,447,521	7,928,581	6,870,090
Costs of goods sold:
Products	1,956,679	1,930,096	6,199,783	5,367,083
Services	178,417	152,880	512,790	440,305
Total costs of goods sold	2,135,096	2,082,976	6,712,573	5,807,388
Gross profit:
Products	212,518	194,143	628,943	539,354
Services	186,740	170,402	587,065	523,348
Gross profit	399,258	364,545	1,216,008	1,062,702
Operating expenses:
Selling and administrative expenses	308,253	278,998	911,894	827,275
Severance and restructuring expenses, net	720	2,396	2,784	(3,217)
Acquisition and integration related expenses	6	—	1,646	—
Earnings from operations	90,279	83,151	299,684	238,644
Non-operating (income) expense:
Interest expense, net	11,713	10,332	29,164	29,884
Other expense (income), net	1,790	(1,589)	(741)	(855)
Earnings before income taxes	76,776	74,408	271,261	209,615
Income tax expense	19,460	18,925	68,130	52,403
Net earnings	$57,316	$55,483	$203,131	$157,212
Net earnings per share:
Basic	$1.64	$1.59	$5.80	$4.49
Diluted	$1.58	$1.51	$5.53	$4.27
Shares used in per share calculations:
Basic	34,952	34,855	35,003	35,050
Diluted	36,340	36,745	36,714	36,860

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$57,316	$55,483	$203,131	$157,212
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(30,577)	(11,676)	(49,313)	(6,228)
Total comprehensive income	$26,739	$43,807	$153,818	$150,984
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	5	—	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	—	—	6,090	—	—	6,090
Repurchase of treasury stock	—	—	(270)	(25,008)	—	—	—	(25,008)
Retirement of treasury stock	(270)	(3)	270	25,008	(2,519)	—	(22,486)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(30,577)	—	(30,577)
Net earnings	—	—	—	—	—	—	57,316	57,316
Balances at September 30, 2022	34,828	$348	—	$—	$330,726	$(76,407)	$1,366,124	$1,620,791
Balances at June 30, 2021	34,845	$348	—	$—	$361,412	$(10,007)	$1,050,074	$1,401,827
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	40	1	—	—	(1,288)	—	—	(1,287)
Stock-based compensation expense	—	—	—	—	4,575	—	—	4,575
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,676)	—	(11,676)
Net earnings	—	—	—	—	—	—	55,483	55,483
Balances at September 30, 2021	34,885	$349	—	$—	$364,699	$(21,683)	$1,105,557	$1,448,922
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	201	2	—	—	(6,830)	—	—	(6,828)
Stock-based compensation expense	—	—	—	—	16,524	—	—	16,524
Repurchase of treasury stock	—	—	(270)	(25,008)	—	—	—	(25,008)
Retirement of treasury stock	(270)	(3)	270	25,008	(2,519)	—	(22,486)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(49,313)	—	(49,313)
Net earnings	—	—	—	—	—	—	203,131	203,131
Balances at September 30, 2022	34,828	$348	—	$—	$330,726	$(76,407)	$1,366,124	$1,620,791
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	279	3	—	—	(8,444)	—	—	(8,441)
Stock-based compensation expense	—	—	—	—	13,950	—	—	13,950
Cumulative effect of accounting change	—	—						—
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,228)	—	(6,228)
Net earnings	—	—	—	—	—	—	157,212	157,212
Balances at September 30, 2021	34,885	$349	—	$—	$364,699	$(21,683)	$1,105,557	$1,448,922
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$203,131	$157,212
Adjustments to reconcile net earnings to net cash (used in) operating activities:
Depreciation and amortization	42,204	42,151
Provision for losses on accounts receivable	4,295	5,781
Non-cash stock-based compensation	16,524	13,950
Deferred income taxes	(5,554)	3,374
Amortization of debt discount and issuance costs	4,894	12,615
Other adjustments	933	(4,753)
Changes in assets and liabilities:
Increase in accounts receivable	(230,049)	(85,853)
Increase in inventories	(51,526)	(88,119)
Increase in other assets	(14,926)	(20,844)
Decrease in accounts payable	(171,257)	(119,525)
Decrease in accrued expenses and other liabilities	(4,554)	(33,777)
Net cash (used in) operating activities:	(205,885)	(117,788)
Cash flows from investing activities:
Proceeds from sale of assets	1,318	29,221
Purchases of property and equipment	(59,270)	(28,011)
Acquisitions, net of cash and cash equivalents acquired	(68,248)	—
Net cash (used in) provided by investing activities:	(126,200)	1,210
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,825,923	3,167,044
Repayments on ABL revolving credit facility	(3,433,629)	(3,085,044)
Net borrowings under inventory financing facilities	23,017	76,422
Repurchases of common stock	(25,008)	(50,000)
Other payments	(12,798)	(9,330)
Net cash provided by financing activities:	377,505	99,092
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(12,710)	(3,601)
Increase (decrease) in cash, cash equivalents and restricted cash	32,710	(21,087)
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$138,687	$109,495

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2022 and our results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removed certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expanded disclosure requirements for convertible instruments and simplified areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021, and could have been adopted on either a fully retrospective or modified retrospective basis.
The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. Therefore, financial statements for the three and nine months ended September 30, 2022 are presented under the new standard, while the comparative period is not adjusted and is reported in accordance with the Company's old method of accounting. The adoption of ASU 2020-06 significantly impacts our consolidated statements of operations and consolidated balance sheets as we no longer report accreted interest on the Notes and the full par value of the Notes is reflected as debt. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as adjustments to reduce additional paid in capital and increase retained earnings were $44,731,000 and $17,789,000, respectively. Had we followed the prior method of accounting for the three months ended September 30, 2022, both reported basic and diluted net earnings per share ("EPS") would decrease by $0.06, from $1.64 and $1.58, respectively, to $1.58 and $1.52, respectively. For the nine months ended September 30, 2022, both reported basic and diluted EPS would decrease by $0.17, from $5.80 and $5.53, respectively, to $5.63 and $5.36, respectively.
There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Current receivables, which are included in “Accounts receivable, net”	$3,047,739	$2,936,732
Non-current receivables, which are included in “Other assets”	154,137	147,139
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	110,906	116,067

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in the contract liabilities balances during the nine months ended September 30, 2022 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2021	$116,067
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(67,984)
Cash received in advance and not recognized as revenue	62,823
Balances at September 30, 2022	$110,906
During the nine months ended September 30, 2021, the Company recognized revenue of $67,166,000 related to its contract liabilities.
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2022	$57,389
2023	79,361
2024	29,001
2025 and thereafter	18,477
Total remaining performance obligations	$184,228
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2022 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 19 months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net earnings	$57,316	$55,483	$203,131	$157,212
Denominator:
Weighted average shares used to compute basic EPS	34,952	34,855	35,003	35,050
Dilutive potential common shares due to dilutive RSUs, net of tax effect	201	381	243	407
Dilutive potential common shares due to the Notes	1,187	1,509	1,468	1,403
Weighted average shares used to compute diluted EPS	36,340	36,745	36,714	36,860
Net earnings per share:
Basic	$1.64	$1.59	$5.80	$4.49
Diluted	$1.58	$1.51	$5.53	$4.27
For the three and nine months ended September 30, 2022, 67,000 and 39,000, respectively, of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2021, 900 and 400, respectively, of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants related to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
ABL revolving credit facility	$437,885	$53,000
Convertible senior notes due 2025	345,752	308,543
Finance leases and other financing obligations	680	63
Total	784,317	361,606
Less: current portion of long-term debt	(594)	(36)
Long-term debt	$783,723	$361,570
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility now provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility now matures on July 22, 2027. As of September 30, 2022, eligible accounts receivable and inventory were sufficient to permit access to the full $1,800,000,000 facility amount, of which $437,885,000 was outstanding.
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
The Notes did not exceed the market price trigger of $88.82 in the third quarter of 2022 and as such, the Notes are not convertible at the option of the holders through December 31, 2022. All of the Notes remain outstanding at September 30, 2022. If the Notes exceed the market price trigger in future periods, they will become convertible at the option of the holders, and the principal amount will be classified as current.
Upon conversion, we will pay or deliver cash equal to the principal amount of the Notes, plus shares of our common stock for any additional amounts due. The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2022, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(4,248)	(41,457)
Net carrying amount	$345,752	$308,543

Equity, net of deferred tax	$—	$44,731

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

The remaining life of the debt issuance cost accretion is approximately 2.37 years. The effective interest rate on the principal of the Notes is 0.750%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2022 is made up of contractual coupon interest and amortization of debt issuance costs. Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2021 is made up of contractual coupon interest, amortization of debt discount and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection with the issuance of the Notes, we entered into the Call Spread Transactions with respect to the Company’s common stock.
The convertible note hedge consists of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. The hedge expires on February 15, 2025 and can

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
As of September 30, 2022, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $331,982,000 was outstanding.
6.    Income Taxes
Our effective tax rates for the three and nine months ended September 30, 2022 were 25.3% and 25.1%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.
Our effective tax rates for the three and nine months ended September 30, 2021 were 25.4% and 25.0%, respectively. For the three months ended September 30, 2021, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities. For the nine months ended September 30, 2021 our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share based compensation and tax benefits related to research and development activities.
As of September 30, 2022 and December 31, 2021, we had approximately $14,520,000 and $12,664,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,588,000 and $1,250,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We are currently under audit in various jurisdictions for tax years 2015 through 2020. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
7.    Share Repurchase Program
On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from our prior authorization. As of September 30, 2022, approximately $300,000,000 remained available for repurchases under this share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the nine months ended September 30, 2022, we repurchased 270,080 shares of our common stock on the open market at a total cost of $25,008,025 (an average price of $92.59 per share). During the nine months ended September 30, 2021, we repurchased 497,243 shares of our common stock on the open market at a total cost of $49,999,979 (an average price of $100.55 per share).
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2022, we had approximately $27,743,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2022. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2022. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,404,207	$151,505	$16,563	$1,572,275
Software	396,921	184,361	15,640	596,922
Services	298,709	43,708	22,740	365,157
	$2,099,837	$379,574	$54,943	$2,534,354
Major Client Groups
Large Enterprise / Corporate	$1,473,014	$295,565	$25,075	$1,793,654
Commercial	424,600	11,898	18,048	454,546
Public Sector	202,223	72,111	11,820	286,154
	$2,099,837	$379,574	$54,943	$2,534,354
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,990,277	$358,697	$46,763	$2,395,737
Net revenue recognition (Agent)	109,560	20,877	8,180	138,617
	$2,099,837	$379,574	$54,943	$2,534,354

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,418,335	$160,645	$13,515	$1,592,495
Software	338,440	178,868	14,436	531,744
Services	263,101	41,935	18,246	323,282
	$2,019,876	$381,448	$46,197	$2,447,521
Major Client Groups
Large Enterprise / Corporate	$1,447,246	$276,292	$21,947	$1,745,485
Commercial	384,458	13,209	17,277	414,944
Public Sector	188,172	91,947	6,973	287,092
	$2,019,876	$381,448	$46,197	$2,447,521
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,926,059	$358,981	$39,849	$2,324,889
Net revenue recognition (Agent)	93,817	22,467	6,348	122,632
	$2,019,876	$381,448	$46,197	$2,447,521

	Nine Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,415,000	$517,512	$44,467	$4,976,979
Software	1,115,475	669,760	66,512	$1,851,747
Services	881,311	150,066	68,478	$1,099,855
	$6,411,786	$1,337,338	$179,457	$7,928,581
Major Client Groups
Large Enterprise / Corporate	$4,509,731	$955,858	$77,934	$5,543,523
Commercial	1,314,733	49,631	50,159	1,414,523
Public Sector	587,322	331,849	51,364	970,535
	$6,411,786	$1,337,338	$179,457	$7,928,581
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,087,854	$1,254,980	$152,708	$7,495,542
Net revenue recognition (Agent)	323,932	82,358	26,749	433,039
	$6,411,786	$1,337,338	$179,457	$7,928,581

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,696,594	$527,022	$34,848	$4,258,464
Software	978,987	598,277	70,709	1,647,973
Services	758,705	152,359	52,589	963,653
	$5,434,286	$1,277,658	$158,146	$6,870,090
Major Client Groups
Large Enterprise / Corporate	$3,838,627	$883,044	$66,686	$4,788,357
Commercial	1,091,247	50,908	46,054	1,188,209
Public Sector	504,412	343,706	45,406	893,524
	$5,434,286	$1,277,658	$158,146	$6,870,090
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,157,086	$1,190,283	$137,547	$6,484,916
Net revenue recognition (Agent)	277,200	87,375	20,599	385,174
	$5,434,286	$1,277,658	$158,146	$6,870,090
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2022 or 2021.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,801,128	$335,866	$32,203	$2,169,197
Services	298,709	43,708	22,740	365,157
Total net sales	2,099,837	379,574	54,943	2,534,354
Costs of goods sold:
Products	1,618,297	309,218	29,164	1,956,679
Services	148,844	18,584	10,989	178,417
Total costs of goods sold	1,767,141	327,802	40,153	2,135,096
Gross profit	332,696	51,772	14,790	399,258
Operating expenses:
Selling and administrative expenses	249,745	47,527	10,981	308,253
Severance and restructuring expenses	683	35	2	720
Acquisition and integration related expenses	6	—	—	6
Earnings from operations	$82,262	$4,210	$3,807	$90,279

	Three Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,756,775	$339,513	$27,951	$2,124,239
Services	263,101	41,935	18,246	323,282
Total net sales	2,019,876	381,448	46,197	2,447,521
Costs of goods sold:
Products	1,595,184	310,242	24,670	1,930,096
Services	128,710	15,759	8,411	152,880
Total costs of goods sold	1,723,894	326,001	33,081	2,082,976
Gross profit	295,982	55,447	13,116	364,545
Operating expenses:
Selling and administrative expenses	219,714	50,062	9,222	278,998
Severance and restructuring expenses	1,999	397	—	2,396
Earnings from operations	$74,269	$4,988	$3,894	$83,151

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$5,530,475	$1,187,272	$110,979	$6,828,726
Services	881,311	150,066	68,478	1,099,855
Total net sales	6,411,786	1,337,338	179,457	7,928,581
Costs of goods sold:
Products	4,998,871	1,099,027	101,885	6,199,783
Services	429,869	52,222	30,699	512,790
Total costs of goods sold	5,428,740	1,151,249	132,584	6,712,573
Gross profit	983,046	186,089	46,873	1,216,008
Operating expenses:
Selling and administrative expenses	728,833	151,225	31,836	911,894
Severance and restructuring expenses	1,472	1,310	2	2,784
Acquisition and integration related expenses	1,646	—	—	1,646
Earnings from operations	$251,095	$33,554	$15,035	$299,684

	Nine Months Ended September 30, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,675,581	$1,125,299	$105,557	$5,906,437
Services	758,705	152,359	52,589	963,653
Total net sales	5,434,286	1,277,658	158,146	6,870,090
Costs of goods sold:
Products	4,237,417	1,033,976	95,690	5,367,083
Services	368,501	48,671	23,133	440,305
Total costs of goods sold	4,605,918	1,082,647	118,823	5,807,388
Gross profit	828,368	195,011	39,323	1,062,702
Operating expenses:
Selling and administrative expenses	640,420	159,466	27,389	827,275
Severance and restructuring expenses	(4,361)	1,135	9	(3,217)
Earnings from operations	$192,309	$34,410	$11,925	$238,644
The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2022	December 31, 2021
North America	$5,129,966	$4,920,220
EMEA	786,551	828,456
APAC	134,509	148,737
Corporate assets and intercompany eliminations, net	(1,053,312)	(1,208,333)
Total assets	$4,997,714	$4,689,080

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization of property and equipment:
North America	$5,769	$4,376	$14,918	$14,047
EMEA	531	1,141	2,006	3,575
APAC	149	148	465	432
	6,449	5,665	17,389	18,054
Amortization of intangible assets:
North America	8,468	7,372	23,172	22,229
EMEA	404	494	1,291	1,491
APAC	114	122	352	377
	8,986	7,988	24,815	24,097
Total	$15,435	$13,653	$42,204	$42,151

10.    Acquisition

Effective June 1, 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $68,248,000, excluding the estimated fair value of an earn out with a maximum value of $20,000,000 and hold backs for representations and warranties of approximately $8,501,000 to be paid in future periods. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security, to hundreds of enterprise clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

The preliminary fair value of net assets acquired was approximately $22,639,000, including $24,750,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $72,110,000 which was recorded in our North America operating segment.

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
On a consolidated basis, for the three months ended September 30, 2022:
•Net sales of $2.5 billion increased 4% compared to the three months ended September 30, 2021. The increase in net sales reflects increases in software and services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 6% compared to the third quarter of 2021.
•Gross profit of $399.3 million increased 10% compared to the three months ended September 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 11% compared to the third quarter of 2021.
•Compared to the three months ended September 30, 2021, gross margin expanded approximately 90 basis points to 15.8% of net sales in the three months ended September 30, 2022. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations increased 9%, year over year, to $90.3 million in the third quarter of 2022 compared to $83.2 million in the third quarter of 2021. The increase was primarily due to increased gross profit in the current quarter, partially offset by an increase in selling and administrative expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 10% year over year.
•Net earnings and diluted earnings per share were $57.3 million and $1.58, respectively, for the third quarter of 2022. This compares to net earnings of $55.5 million and diluted earnings per share of $1.51 for the third quarter of 2021. Of the $0.07 year over year increase in diluted earnings per share, $0.06 was due to the change in method of accounting for the Notes beginning in January 2022. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share increased 6% year over year.
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
COVID-19 and Supply Chain Constraints Update

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. While we saw minimal negative impact of COVID-19 on our third quarter 2022 financial results, supply constraints for certain products persisted. Supply constraints around devices have eased; however, we believe supply constraints and extended lead times for other products, particularly networking and infrastructure, could impact results in the fourth quarter of 2022 and into 2023.

Since the initial outbreak, new variants of COVID-19 that are significantly more contagious than previous strains have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in responses to surges in COVID-19 cases. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	84.2	85.1	84.7	84.5
Gross profit	15.8	14.9	15.3	15.5
Selling and administrative expenses	12.2	11.4	11.5	12.1
Severance and restructuring expenses and acquisition and integration related expenses	—	0.1	—	(0.1)
Earnings from operations	3.6	3.4	3.8	3.5
Non-operating expense, net	0.5	0.4	0.4	0.4
Earnings before income taxes	3.1	3.0	3.4	3.1
Income tax expense	0.8	0.7	0.8	0.8
Net earnings	2.3%	2.3%	2.6%	2.3%
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

Net Sales. Net sales for the three months ended September 30, 2022 increased 4%, year over year, to $2.5 billion compared to the three months ended September 30, 2021, reflecting increases in our North America and APAC segments. Net sales for the nine months ended September 30, 2022 increased 15%, year over year, to $7.9 billion compared to the nine months ended September 30, 2021, reflecting increases in each of our segments. Our net sales

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
by operating segment were as follows for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
North America	$2,099,837	$2,019,876	4%	$6,411,786	$5,434,286	18%
EMEA	379,574	381,448	—%	1,337,338	1,277,658	5%
APAC	54,943	46,197	19%	179,457	158,146	13%
Consolidated	$2,534,354	$2,447,521	4%	$7,928,581	$6,870,090	15%
Our net sales by offering category for North America for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$1,404,207	$1,418,335	(1)%	$4,415,000	$3,696,594	19%
Software	396,921	338,440	17%	1,115,475	978,987	14%
Services	298,709	263,101	14%	881,311	758,705	16%
	$2,099,837	$2,019,876	4%	$6,411,786	$5,434,286	18%
Net sales in North America increased 4%, or $80.0 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by increases in software and services net sales. Net sales of software and services increased 17% and 14%, respectively, year over year. These increases were partially offset by a decrease in hardware net sales of 1%, year to year. The net changes for the three months ended September 30, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in Insight Delivered services, an increase in fees for cloud solutions and higher sales of software maintenance.
•The nominal decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients. This decline in hardware net sales, primarily attributable to devices, reflects previously elevated backlog starting to clear. While demand for devices has slowed we believe we may experience growth in networking and infrastructure products as we progress through the last quarter of the year.
Net sales in North America increased 18%, or $977.5 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by increases in hardware net sales. Net sales of hardware, software and services increased 19%, 14% and 16%, respectively, year over year. The increases for the nine months ended September 30, 2022 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients, primarily of devices. While we believe that overall hardware growth could decline in the last quarter of 2022, we anticipate that we

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
may experience growth in networking and infrastructure products as we close out the year.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions, an increase in Insight Delivered services and higher sales of software maintenance.
Our net sales by offering category for EMEA for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$151,505	$160,645	(6)%	$517,512	$527,022	(2)%
Software	184,361	178,868	3%	669,760	598,277	12%
Services	43,708	41,935	4%	150,066	152,359	(2)%
	$379,574	$381,448	—%	$1,337,338	$1,277,658	5%
Net sales in EMEA was relatively flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 16%, year over year. Net sales of software and services increased 3% and 4%, respectively, year over year, partially offset by a decrease in hardware net sales of 6%, year to year. The net changes for the three months ended September 30, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of sales to enterprise, corporate and public sector clients.
•The increase in services net sales was primarily due to higher volume of sales of Insight Delivered services.
•The decrease in hardware net sales was primarily due to the impacts of fluctuating exchange rates compared to the prior year period.
Net sales in EMEA increased 5%, or $59.7 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 16%, year over year. Net sales of software increased 12% year over year, partially offset by decreases in hardware and services net sales of 2% each, year to year. The net changes for the nine months ended September 30, 2022 were the result of the following:
•The increase in software net sales was primarily due to higher volume of sales to enterprise, corporate and public sector clients.
•The decrease in hardware net sales was primarily due to the impacts of fluctuating exchange rates compared to the prior year.
•The decrease in services net sales year to year was also primarily due to the impacts of fluctuating exchange rates compared to the prior year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2022	2021		2022	2021
Hardware	$16,563	$13,515	23%	$44,467	$34,848	28%
Software	15,640	14,436	8%	66,512	70,709	(6%)
Services	22,740	18,246	25%	68,478	52,589	30%
	$54,943	$46,197	19%	$179,457	$158,146	13%
Net sales in APAC increased 19%, or $8.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 27%, year over year. Net sales of hardware, software and services increased by 23%, 8% and 25%, respectively, year over year. The increases for the three months ended September 30, 2022 were the result of the following:
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and an increase in net sales of cloud solutions.
•The increase in hardware net sales was primarily the result of higher volume of sales to enterprise and commercial clients.
•The increase in software net sales was due to higher volume of sales to public sector and enterprise clients partially offset by continued migration of on-premise software to cloud solutions, reported net in services net sales.
Net sales in APAC increased 13%, or $21.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 20%, year over year. Net sales of hardware and services increased by 28% and 30%, respectively, year over year. Net sales of software decreased by 6%, year to year. The net changes for the nine months ended September 30, 2022 were the result of the following:
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and an increase in net sales of cloud solutions.
•The increase in hardware net sales was primarily the result of higher volume of sales to enterprise and commercial clients.
•The decrease in software net sales was due to continued migration of on-premise software to cloud solutions, reported net in services net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2022 and 2021:

	North America		EMEA			APAC
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
Sales Mix	2022	2021	2022	2021		2022	2021
Hardware	67%	70%	40%	42%		30%	29%
Software	19%	17%	49%	47%		29%	31%
Services	14%	13%	11%	11%		41%	40%
	100%	100%	100%	100%	`	100%	100%

	North America		EMEA			APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
Sales Mix	2022	2021	2022	2021		2022	2021
Hardware	69%	68%	39%	41%		25%	22%
Software	17%	18%	50%	47%		37%	45%
Services	14%	14%	11%	12%		38%	33%
	100%	100%	100%	100%		100%	100%
Gross Profit. Gross profit increased 10%, or $34.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, with gross margin expanding approximately 90 basis points to 15.8% for the three months ended September 30, 2022 compared to 14.9% for the three months ended September 30, 2021. Gross profit increased 14%, or $153.3 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, with gross margin contracting approximately 20 basis points to 15.3% for the nine months ended September 30, 2022 compared to 15.5% for the nine months ended September 30, 2021.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Net Sales	2021	% of Net Sales	2022	% of Net Sales	2021	% of Net Sales
North America	$332,696	15.8%	$295,982	14.7%	$983,046	15.3%	$828,368	15.2%
EMEA	51,772	13.6%	55,447	14.5%	186,089	13.9%	195,011	15.3%
APAC	14,790	26.9%	13,116	28.4%	46,873	26.1%	39,323	24.9%
Consolidated	$399,258	15.8%	$364,545	14.9%	$1,216,008	15.3%	$1,062,702	15.5%
North America's gross profit for the three months ended September 30, 2022 increased 12%, or $36.7 million, compared to the three months ended September 30, 2021. As a percentage of net sales, gross margin expanded approximately 110 basis points to 15.8% for

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
the third quarter of 2022. The year over year net increase in gross margin was primarily attributable to the following:
•There was an increase in margin from product net sales of 71 basis points, year over year and an increase in margin from services net sales of 48 basis points compared to the same period in the prior year.
•The increase in product margin is primarily the result of changes in sales of hardware and software at higher margins partially due to changes in product and client mix.
•The increase in margin from services net sales during the current quarter reflects an increase in net sales of cloud solutions and an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services).
North America's gross profit for the nine months ended September 30, 2022 increased 19%, or $154.7 million, compared to the nine months ended September 30, 2021. As a percentage of net sales, gross margin expanded approximately 10 basis points to 15.3% for the nine months ended September 30, 2022. The year over year net increase in gross margin was primarily attributable to the following:
•There was a net increase in margin from product net sales of 24 basis points, year over year. This increase was partially offset by a contraction in margin contributed by services net sales of 13 basis points compared to the same period in the prior year.
•The increase in product margin is primarily the result of changes in sales of hardware and software at higher margins partially due to changes in product and client mix.
•The decrease in margin from services net sales primarily reflects a contraction in margin contribution from warranty net sales.

EMEA's gross profit for the three months ended September 30, 2022 decreased 7%, or $3.7 million, year to year (increasing 9% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2021. As a percentage of net sales, gross margin contracted 90 basis points, year to year. The year to year net decline in gross margin was attributable to the following:

•There was a decrease in product margin of 65 basis points and a decrease in margin from services net sales of 24 basis points.
•The decrease in product margin is primarily the result of sales of hardware at lower margins than in the same period in the prior year.
•The decrease in services margin is primarily the result of lower fees from cloud solutions, partially offset by an increase in net sales of software maintenance.

EMEA's gross profit for the nine months ended September 30, 2022 decreased 5%, or $8.9 million, year to year (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2021. As a percentage of net sales, gross margin contracted approximately 140 basis points, year to year. The year to year net decline in gross margin was primarily attributable to the following:

•There was a decrease in margin on services net sales of 80 basis points and a decrease in product margin of 55 basis points.
•The decrease in services margin is primarily the result of lower fees from cloud solutions and other services recognized on a net basis.
•The decrease in product margin is primarily the result of sales of hardware at lower margins and a decrease in partner funding compared to the same period in the prior year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended September 30, 2022 increased 13%, or $1.7 million, year over year (increasing 21% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2021. As a percentage of net sales, gross margin contracted 150 basis points, year to year. The year to year net decline in gross margin was primarily attributable to the following:

•There was a decrease in gross margin on product net sales of 157 basis points partially offset by an expansion in gross margin on services net sales of 10 basis points.
•The decline in margin on product net sales was due to higher volume of hardware and software net sales at lower margins.
•The expanded margin in services net sales was driven by higher volume of cloud solutions recognized on a net basis and an increase in partner funding.

APAC's gross profit for the nine months ended September 30, 2022 increased 19%, or $7.6 million, year over year (increasing 26% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2021. As a percentage of net sales, gross margin expanded 120 basis points, year over year. The year over year increase in gross margin was primarily attributable to the following:

•There was an increase in gross margin on services net sales of 243 basis points. This expansion was partially offset by a decrease in gross margin on product net sales of 117 basis points.
•The expanded margin in services net sales was driven by higher margins on Insight core services (consisting of Insight Delivered and managed services), higher volume of cloud solutions recognized on a net basis and an increase in partner funding.
•The decline in margin on product net sales was due to changes in product mix to lower margin products.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $29.3 million, or 10% (increasing 12% when excluding fluctuating foreign currency exchange rates), for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Selling and administrative expenses increased $84.6 million, or 10% (increasing 13% when excluding fluctuating foreign currency exchange rates), for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Selling and administrative expenses increased approximately 80 basis points as a percentage of net sales in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The overall net increase in selling and administrative expenses reflects a $16.7 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. There was also an increase in other expenses of $12.1 million, year over year, primarily related to third party transformation costs incurred in the current quarter to support our strategic plan.
Selling and administrative expenses decreased approximately 50 basis points as a percentage of net sales in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The overall net increase in selling and administrative expenses reflects a $58.7 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. There were also increases in other expenses of $18.1 million and travel and entertainment costs of $5.8 million, year over year, respectively. The increase in

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
other expenses was primarily related to third party transformation costs incurred in the current year period to support our strategic plan. The increases in travel and entertainment costs were primarily due to returns to normal spend levels following cost control measures taken in response to COVID-19 in the prior year.
Severance and Restructuring Expenses, Net. During the three months ended September 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $0.7 million. Comparatively, during the three months ended September 30, 2021, we recorded severance and restructuring expense, net of adjustments, of approximately $2.4 million. The charges primarily related to a realignment of certain roles and responsibilities.
During the nine months ended September 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $2.8 million. Comparatively, during the nine months ended September 30, 2021, we recorded severance and restructuring expense, net of adjustments, of approximately $4.8 million. The charges primarily related to a realignment of certain roles and responsibilities. Prior period severance charges were offset by gains on sale of properties of $8.0 million.
Earnings from Operations. Earnings from operations increased 9%, or $7.1 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Earnings from operations increased 26%, or $61.0 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% of Net Sales	2021	% of Net Sales	2022	% of Net Sales	2021	% of Net Sales
North America	$82,262	3.9%	$74,269	3.7%	$251,095	3.9%	$192,309	3.5%
EMEA	4,210	1.1%	4,988	1.3%	33,554	2.5%	34,410	2.7%
APAC	3,807	6.9%	3,894	8.4%	15,035	8.4%	11,925	7.5%
Consolidated	$90,279	3.6%	$83,151	3.4%	$299,684	3.8%	$238,644	3.5%
North America's earnings from operations for the three months ended September 30, 2022 increased $8.0 million, or 11%, compared to the three months ended September 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 3.9%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses when compared to the three months ended September 30, 2021.
North America's earnings from operations for the nine months ended September 30, 2022 increased $58.8 million, or 31%, compared to the nine months ended September 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 3.9%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by a net increase in selling and administrative expenses and the gain on sale of properties in the nine months ended September 30, 2021 with no comparative in the current year.
EMEA's earnings from operations for the three months ended September 30, 2022 decreased $0.8 million, or 16% (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2021. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 1.1%. The decrease in earnings from operations was driven by the decrease in gross profit,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
partially offset by a decrease in selling and administrative expenses compared to the three months ended September 30, 2021.
EMEA's earnings from operations for the nine months ended September 30, 2022 decreased $0.9 million, or 2% (increasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2021. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 2.5%. The decrease in earnings from operations was driven by the decrease in gross profit partially offset by a decrease in selling and administrative expenses compared to the nine months ended September 30, 2021.
APAC's earnings from operations for the three months ended September 30, 2022 decreased $0.1 million, or 2% (increasing 5% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2021. As a percentage of net sales, earnings from operations decreased by approximately 150 basis points to 6.9%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses, partially offset by the increase in gross profit compared to the three months ended September 30, 2021.
APAC's earnings from operations for the nine months ended September 30, 2022 increased $3.1 million, or 26% (increasing 33% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2021. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 8.4%. The increase in earnings from operations was driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the nine months ended September 30, 2021.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended September 30, 2022 increased 13%, or $1.4 million, compared to the three months ended September 30, 2021. The increase was due primarily to higher interest rates and higher average daily balances under our ABL facility, partially offset by having no imputed interest under the Notes. Interest expense, net for the nine months ended September 30, 2022 decreased 2%, or $0.7 million, compared to the nine months ended September 30, 2021. The decrease was due to no imputed interest being recognized under the Notes in the current year period, partially offset by higher average daily balances and higher interest rates under our ABL facility, as well as increased imputed interest under our inventory financing facilities.
There was no imputed interest under the Notes for the three and nine months ended September 30, 2022, following our adoption of ASU 2020-06 effective January 1, 2022, compared to $2.7 million and $8.0 million recorded for the three and nine months ended September 30, 2021. Imputed interest under our inventory financing facilities was $3.8 million and $11.9 million for the three and nine months ended September 30, 2022 compared to $3.9 million and $10.7 million for the three and nine months ended September 30, 2021. The increase in imputed interest under our inventory financing facilities in the nine months ended September 30, 2022, was a result of higher average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other Expense (Income), Net. Other expense (income), net changed $3.4 million, from other income, net of $1.6 million in the three months ended September 30, 2021, compared to other expense, net of $1.8 million in the three months ended September 30, 2022. The change primarily related to foreign currency exchange losses resulting from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. This change in net foreign currency exchange losses was due primarily to the underlying changes in the applicable exchange rates, particularly in the Euro and British Pound Sterling, partially mitigated by our use of foreign exchange forward contracts. See Note 12 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.

Income Tax Expense. Our effective tax rate of 25.3% for the three months ended September 30, 2022 was marginally lower than our effective tax rate of 25.4% for the three months ended September 30, 2021. Our effective tax rate of 25.1% for the nine months ended September 30, 2022 was marginally higher than our effective tax rate of 25.0% for the nine months ended September 30, 2021.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) operating activities	$(205,885)	$(117,788)
Net cash (used in) provided by investing activities	(126,200)	1,210
Net cash provided by financing activities	377,505	99,092
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(12,710)	(3,601)
Increase (decrease) in cash, cash equivalents and restricted cash	32,710	(21,087)
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$138,687	$109,495
Cash and Cash Flow
•Our primary uses of cash during the nine months ended September 30, 2022 were to fund our working capital requirements and for strategic acquisitions.
•Operating activities used $205.9 million in cash during the nine months ended September 30, 2022, compared to cash used in operating activities of $117.8 million during the nine months ended September 30, 2021.
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs, in the nine months ended September 30, 2022.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.3 million in the nine months ended September 30, 2022, compared to $29.2 million in the nine months ended September 30, 2021.
•Capital expenditures were $59.3 million and $28.0 million for the nine months ended September 30, 2022 and 2021, respectively.
•During the nine months ended September 30, 2022 we repurchased $25.0 million of our common stock compared to repurchases of $50.0 million during the nine months ended September 30, 2021.
•Net borrowings under our ABL facility during the nine months ended September 30, 2022 were $392.3 million compared to net borrowings of $82.0 million during the nine months ended September 30, 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•We had net borrowings under our inventory financing facilities of $23.0 million during the nine months ended September 30, 2022 compared to net borrowings of $76.4 million during the nine months ended September 30, 2021.
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
Net cash used in operating activities
•Our cash conversion cycle is inverted, meaning on average we pay our partners on terms shorter than we receive payments from our clients. This means we use more cash in our operations in periods of sequential growth and particularly in hardware net sales.
•Cash flow used in operating activities in the first nine months of 2022 was $205.9 million compared to cash used in operating activities of $117.8 million in the first nine months of 2021.
•The decrease in cash flow from operating activities was primarily driven by growth in hardware net sales in the current year period and changes in partner mix, including increased volumes with distributors with early payment terms.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2022	2021
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	111	104
Days inventory outstanding (“DIOs”) (b)	15	11
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(80)	(78)
Cash conversion cycle (days) (d)	46	37
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 46 days in the third quarter of 2022, up 9 days from the third quarter of 2021.
•The net changes were a result of a 7 day increase in DSOs and a 4 day increase in DIOs partially offset by a 2 day increase in DPOs. The increase in DSOs is primarily due to the impacts of netting on certain revenue streams (agent net revenue) that

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
flow through accounts receivable on a gross basis while flowing through our income statement on a net basis. The increase in DIOs is due to continued strategic investments in inventory. The increase in DPOs is primarily due to changes in partner mix, partially offset by a decrease in the balances on our inventory financing facilities.
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
Net cash (used in) provided by investing activities
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in the nine months ended September 30, 2022.
•Capital expenditures were $59.3 million and $28.0 million for the nine months ended September 30, 2022 and 2021, respectively. The majority of the capital expenditures in the first nine months of 2022 were used for our global corporate headquarters and to fund technology related projects.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.3 million in the nine months ended September 30, 2022, compared to $29.2 million in the nine months ended September 30, 2021.
•We expect capital expenditures for the full year 2022 to be in a range of $65.0 to $70.0 million.
Net cash provided by financing activities
•During the nine months ended September 30, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $392.3 million.
•During the nine months ended September 30, 2021, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $82.0 million.
•We had net borrowings under our inventory financing facilities of $23.0 million during the nine months ended September 30, 2022 compared to net borrowings of $76.4 million during the nine months ended September 30, 2021.
•During the nine months ended September 30, 2022 we repurchased $25.0 million of our common stock.
•During the nine months ended September 30, 2021, we repurchased $50.0 million of our common stock.

Financing Facilities
Our debt balance as of September 30, 2022 was $0.8 billion, including our finance lease obligations for certain IT equipment and other financing obligations.
•We expanded the maximum borrowing capacity under our ABL facility in July 2022 from $1.2 billion to $1.8 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2022, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
agreement contains customary affirmative and negative covenants and events of default. At September 30, 2022, we were in compliance with all such covenants.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $332.0 million was outstanding at September 30, 2022.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of September 30, 2022, we had approximately $103.1 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and the Netherlands. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of September 30, 2022, the fair market value of our Notes was $447 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and the risk factors described below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Risks Related to Our Business, Operations and Industry

General economic and political conditions, including unfavorable conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending, including as a result of the COVID-19 pandemic, would adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a particular region or business or industry sector, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.

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

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including continuing increases in inflation and interest rates, the possibility of recession, or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide in financial markets and in the economy, as well as other adverse impacts. For example, on February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Potential impacts related to the conflict include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and

INSIGHT ENTERPRISES, INC.
heightened cybersecurity threats, all of which could adversely impact our business, particularly our European operations.

Political developments, economic instability or natural disasters impacting international trade, including continued uncertainty surrounding the Referendum on the United Kingdom’s Membership in the European Union (“EU”) (referred to as “Brexit”) and, political tensions, trade disputes and increased tariffs, particularly between the United States and China, may also negatively impact markets and cause weaker macroeconomic conditions or drive sentiment that weakens demand for our products and services. Potential adverse consequences of Brexit such as global market uncertainty and increased regulatory complexities could have a negative impact on our business, financial condition and results of operations.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, the Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally. The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:
•political or economic instability, including the possibility of recession or financial market instability, or acts of war, such as the Russian invasion of Ukraine and its regional and global ramifications discussed above;
•changes in governmental regulation or taxation (foreign and domestic);
•currency exchange fluctuations;
•changes in import/export laws, regulations, customs, duties and tariffs (foreign and domestic);
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

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States, and we currently conduct only limited hedging activities. International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar, which has been very strong in foreign currency exchange rates and which has adversely impacted our results of operations and cash flows from our operations in EMEA. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate

INSIGHT ENTERPRISES, INC.
fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2022.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	—	$—	—	$75,032,025
August 1, 2022 through August 31, 2022	270,080	92.59	270,080	50,024,000
September 1, 2022 through September 30, 2022	—	—	—	300,000,000
Total	270,080		270,080
On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including the $50,000,000 that remained available from the prior authorization. As of September 30, 2022, approximately $300,000,000 remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022	10-Q	000-25092	10.1	August 4, 2022
10.2	Third Amendment to Credit Agreement, dated as of July 22, 2022, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	July 26, 2022
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(p)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 3, 2022	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)