Form 10-K
period 2022-12-31
INSIGHT ENTERPRISES INC
filed 2023-02-16
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2022
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ___________.
Commission File Number: 0-25092
INSIGHT ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-0766246
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2701 E. Insight Way, Chandler, Arizona 85286
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

Large accelerated filer	x	Accelerated filer	o	Non-accelerated filer	o
Smaller reporting company	o	Emerging growth company	o		o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,668,515,639.
The number of shares outstanding of the registrant’s common stock on February 10, 2023 was 33,807,565.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2022

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints, including our expectation that our elevated backlog in certain categories, particularly data center and infrastructure, exiting the fourth quarter of 2022 may benefit the first half of 2023, and that supply chain constraints for certain other products, such as infrastructure products, will continue to be extended; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that holders of our convertible senior notes (the “Notes”) will not convert their Notes in the near term; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock including our expectation that we will complete our planned share repurchases in the first quarter of 2023, to make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:
•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and in the requirements year over year;
•our ability to keep pace with rapidly evolving technological advances and the evolving competitive marketplace
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or as a result of the ongoing war between Russia and Ukraine;
•changes in the IT industry and/or rapid changes in technology;

INSIGHT ENTERPRISES, INC.
•our ability to provide high quality services to our clients;
•accounts receivable risks, including increased credit loss experience or extended payment terms with our clients;
•our reliance on independent shipping companies;
•the risks associated with our international operations;
•supply constraints for products;
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
•the conditional conversion feature of the Notes, which has been triggered, may adversely affect the Company’s financial condition and operating results;
•the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the notes (the "Call Spread Transactions");
•increased debt and interest expense and the possibility of decreased availability of funds under our financing facilities;
•risks associated with the discontinuation of LIBOR as a benchmark rate;
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
Our Company
Today, every business needs to be a technology business. We help our clients accelerate their digital journey to modernize their business and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 34 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions at every opportunity.
The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2022 Consolidated Net Sales
North America	United States and Canada	81%
EMEA	Europe, Middle East and Africa	17%
APAC	Asia-Pacific	2%
*Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed its initial public offering in 1995. Our corporate headquarters are located in Chandler, Arizona. From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998. Through a combination of acquisitions and organic growth, we continued to increase our geographic coverage and expand our technical capabilities. Our acquisitions were as follows:
Prior to 2017 we acquired Software Spectrum, Inc. (2006), Calence, LLC (2008), MINX Limited (2008), Ensynch, Inc. (2011), Inmac GmbH (2012) and Micro Warehouse BV (2012), BlueMetal Architects, Inc. (2015) and Ignia, Pty Ltd (2016).
Our acquisitions from 2017 through today included:
•2017 – Acquired Datalink Corporation (“Datalink”) and strengthened our position as a leading IT solutions provider with deep technical expertise delivering data center transformation solutions to clients on premise or in the cloud. Additionally, we acquired Caase Group B.V. and strengthened our ability to deliver cloud solutions to our clients in EMEA;
•2018 – Acquired Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider and strengthened our digital innovation capabilities;
•2019 – Acquired PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services which complemented our supply chain expertise, adding scale and clients in the commercial space primarily in North America;
•2020 – Acquired vNext SAS (“vNext”), a French digital consulting services and managed services provider, increasing our capacity to deliver consulting and implementation services to support clients’ digital transformation initiatives to our clients in EMEA; and

INSIGHT ENTERPRISES, INC.
•2022 - Acquired Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, "Hanu"), a global leading cloud technology services and solutions provider, which increased our capacity to provide cloud solutions to clients. Hanu also has a recruiting and development academy which expanded our technical expertise in India.
Our Purpose and Values
Our purpose: We accelerate digital transformation by unlocking the power of people and technology.  We live by our core values of hunger, heart and harmony, which guide how we act as an organization and as a team, capturing who we are as a culture and reminding us of what we’ve promised to live up to every day.
Our core values are:

Hunger – We are change agents, driven to improve every day.

Heart – We are teammates. We take care of each other, our clients and our communities.

Harmony – We are a team of individuals who seek out unique perspectives and value differences and diversity.
We believe that these values strengthen the overall Insight experience for our clients, partners and teammates. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”.

Our Market
The worldwide total addressable market for enterprise IT spend is forecasted to be $4 trillion by 2026 according to Gartner, a leading IT research and advisory company. We believe our addressable market represents approximately $750 billion in annual sales and for the year ended December 31, 2022, our net sales of $10.4 billion represented approximately 1% of that highly diverse market. Based on our peer analysis of market data, we believe the top 10 most comparable global solution providers represent less than 20% of the market. We believe that we are well positioned in this highly fragmented global market with sales locations in 18 countries and our deep experience delivering IT solutions across the globe.
Our Strategy
Our ambition is clear — we aspire to be the leading solutions integrator, setting the pace and defining a new category in our industry. Building upon the strong foundation of our traditional technology business, we bring innovative and scalable solutions — a combination of hardware, software and services — that accelerate transformation and produce meaningful results for our clients.

To achieve our ambition, teammates are focused on our strategic objectives — to captivate clients, sell solutions, deliver differentiation, and champion our culture.
Captivate clients

Our primary goal is to captivate our clients, so they are our number-one priority. We aim to become the partner our clients cannot live without, by delivering exceptional value for their digital transformation needs. We help our clients make the complex simple and look beyond the problems they are facing today to drive outcomes that energize future success. We help them modernize their business by offering them solutions that maximize the value of technology and enable secure, end-to-end transformation solutions and services.

INSIGHT ENTERPRISES, INC.
Sell solutions

We are transforming our sales capabilities and aligning our incentives to focus on our solutions portfolio. We will continue to streamline our account coverage to match skills with client needs and propensity to buy services. We believe the key to our success is focusing on doing a finite number of things and doing them really well.

Deliver differentiation

We deliver differentiation through our unique solutions capabilities, exceptional technical talent and a compelling portfolio built on over 34 years of broad IT experience. Combined with thoughtful strategic acquisitions, differentiated expertise and deep partner relationships, we deliver an excellent client experience driving faster outcomes. Our simple and strong portfolio of offerings and our robust roster of technical experts and industry leaders help us deliver client value efficiently and with the accountability our clients expect.

Champion culture

We see our strong culture as a driver for growth. We are purpose-driven and values-led and are focused on delivering an exceptional client experience. We are building on this foundation, developing a culture of high performance, and continuing to push forward our culture of diversity and inclusion.

Solutions Expertise

We differentiate through comprehensive areas of solutions expertise to meet market demand and deliver meaningful client outcomes at scale. We tend to quickly adapt to new technology trends in innovation, investing internally as well as through mergers and acquisitions, to advance our technical capabilities. These areas of expertise, when combined and enhanced with our services, are how we drive digital transformation for our clients and are pivotal to our strategy of becoming the leading solutions integrator.
Of our six areas of solutions expertise, our clients are currently prioritizing business outcomes that combine one or more of the following areas to drive their transformation:

1.Modern platforms/infrastructure: Adopting & building modern platforms from cloud (multicloud and hybrid) to data center to edge

INSIGHT ENTERPRISES, INC.
2.Cybersecurity: Automating and connecting those platforms securely (network, security, automation)

3.Data & Artificial Intelligence ("AI"): Innovating on top of platforms with strategic solutions delivered through reference architectures, and enhanced through our intellectual property

Insight drives significant impact across these foundational areas — which are part of our broader set of solutions expertise, that we believe are critical to our clients’ success and to our identity as a solutions integrator.
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
Cybersecurity – Mitigate risks and secure business assets.

We prioritize security in our architecture design and deployment to cloud services and IT transformation. This way, clients can integrate security across platforms, business units and operations. We also help clients manage security initiatives that are required to protect their business.

Outcomes for our clients:
•Improve threat detection, containment and neutralization.
•Enhance visibility and context with fewer manual inputs.
•Minimize large scale security teams through simplified security management.
•Implement governance and maintain compliance.
•Better manage and mitigate organizational risk.

Data and AI – Leverage analytics and AI to transform business operations and user experiences.

We modernize data platforms and architectures and build data analytics and AI solutions that transform our clients’ business operations and user experiences.

Outcomes for our clients:
•Enable scalability at high speed.
•Increase visibility and data-driven decision-making.
•Optimize resources and costs via new operational efficiencies.
•Grow revenue and delight customers with new offerings.
•Improve competitive stance.

Modern Workplace – Create a productive, flexible and secure workplace.

Workplaces are changing — along with people’s need for seamless work experiences. Great companies know their people are the key factor — improving attraction and retention, providing great collaborative experiences through technology, leading through change and more.

INSIGHT ENTERPRISES, INC.
Outcomes for our clients:
•Elevate employee and user experiences.
•Increase return on workplace technology investments.
•Better protect users and business data to reduce risk.
•Boost productivity and mobile capabilities.
•Simplify IT lifecycle management.
•Enable and secure "work anywhere" operations in the hybrid work environment.

Modern Apps – Create new product experiences and transform legacy applications to drive increased business value.

The number of applications in use is growing exponentially — and using them to differentiate business identities, unlock new revenue streams and create great user experiences is critical. Clients need an experienced partner to help them migrate and modernize strategically.

Outcomes for our clients:
•Future-proof critical business applications.
•Increase innovation and organizational agility.
•Accelerate business growth and product sales.
•Optimize operations and increase productivity.
•Deliver differentiated customer experiences.
Intelligent Edge – Gather and utilize data in the most efficient way possible to enable real-time decision-making and affect pivotal outcomes.

Intelligent edge is where all of our capabilities come together. It is the combination of industry-based business outcomes, our intellectual property, our technology provider legacy, the ability to deploy tens of thousands of devices and build secure platforms. Our capabilities and portfolio allow for large-scale intelligent edge solutions.

Outcomes for our clients:
•Improve decision-making and business intelligence.
•Increase responsiveness to customer and market demands.
•Optimize operational processes and gain predictive capabilities.
•Create new revenue streams and drive differentiation.
•Scale and expand business operations to new areas.
Our services
Managed services - Managed Services integrates with a client’s operations and provides services ranging from reactive technical support to comprehensive 24/7 monitoring, management, and reporting as well as services designed to cover infrastructure security. We partner with clients to provide managed services that can increase service levels and IT efficiency, while simultaneously reducing costs. Examples of our managed services include managed storage, backup and recovery, managed cloud, network and compute, managed security, managed support and Insight Cloud Care.
Consulting services - Our consulting services help clients navigate the complexities of their IT ecosystems with confidence. Our technical experts and technology specialists are equipped with partner certifications, industry knowledge and deep expertise to guide clients along the way. Examples of our consulting services include providing guidance on data center transformation, cloud and workload alignment, security and disaster recovery, and IT optimization, automation and orchestration.
Hardware, Software and Lifecycle services – Our supply chain optimization tools and services are a differentiator for Insight. Clients face growing pressure on their IT budgets and increasing trends in outsourcing of non-core functions are changing the way clients approach procurement and management of core IT investments. We provide end-to-end

INSIGHT ENTERPRISES, INC.
global lifecycle services around hardware and software that help our clients optimize their IT return on investments.
•Hardware Life Cycle: We source, procure, stage, configure, integrate, test, deploy, refurbish and redeploy IT products spanning endpoints to infrastructure, regionally, or across the globe via the Insight footprint and our extensive engaged network of suppliers.
•Software Life Cycle: We offer software portfolio management, compliance, integration and adoption, on-premise or in the cloud, regionally or across the globe.
•Hardware Warranty and Software Maintenance: We offer warranty and maintenance services covering an array of products that can be purchased as a point solution or as a managed service delivered by Insight.
Our Offerings
Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions. On a consolidated basis, product (hardware and software) and services represented approximately 86% and 14%, respectively, of our consolidated net sales in 2022. This compares to 86% and 14%, respectively, of our consolidated net sales in 2021 and 86% and 14%, respectively, of our consolidated net sales in 2020. On a consolidated basis, product (hardware and software) and services represented approximately 51% and 49%, respectively, of our gross profit in 2022. This compares to 51% and 49%, respectively, of our gross profit in 2021 and 52% and 48%, respectively, of our gross profit, in 2020. Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our Information Technology Systems
We have committed significant resources to the IT systems that we own and use to manage our business and believe that our success is dependent upon our ability to provide prompt and efficient service to our clients based on the accuracy, quality and utilization of the information generated by our IT systems. Because these systems affect our ability to manage our sales, client service, partner relationships, distribution, inventories, accounting systems and internal networks, we have significantly improved our system security through investment in a highly skilled and tenured cybersecurity team as well as implementation of some of the most up to date tools and processes available in the market to help harden and improve our cybersecurity defenses.
We are focused on driving improvements in sales productivity through increased innovation and enhancements to our e-commerce and IT systems with the goals of improved client satisfaction and attracting new clients, while increasing overall business efficiency.
In North America, EMEA and APAC we now use a common set of core IT applications to run our business. In 2021, we began consolidating EMEA onto the same core systems beginning with the United Kingdom. After the successful migration of our UK operations onto the global platform in 2021, the full migration of the remaining countries in Europe was completed in January 2022.
For a discussion of risks associated with our IT systems, see “Risk Factors – Risks related to Our Technology, Data and Intellectual Property – Disruptions in our IT systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Our Competition
The IT industry is very fragmented and highly competitive. Our competition includes:
•Systems integrators and digital consultants such as ePlus, Presidio, World Wide Technology, EPAM, Perficient, Accenture, Atos and Capgemini;
•Solution providers, value-added resellers and direct marketers such as CDW, Zones, Connection, SHI, Softchoice, Computacenter, Bechtle, SoftwareONE and Crayon;
•Product manufacturers, such as Dell, HP Inc., IBM, Lenovo and HPE;
•Software and Cloud publishers and specialists, such as Red Hat, VMware, Crayon, Microsoft and Symantec;
•National and global service providers, such as IBM Global Services and HPE Services; and
•Specialty retailers, aggregators, distributors and e-tailers, such as Amazon Web Services, Best Buy for Business, Newegg and Ebuyer (United Kingdom).
The competitive landscape in the industry is continually changing as various competitors expand their product and services offerings. In addition, emerging models such as cloud computing and X as-a-service are creating new competitors and opportunities in the shift to digital business such as: data analytics, edge computing, hybrid infrastructure, modern workplace, cybersecurity, and other service offerings. As with other areas, we compete with solutions providers, systems integrators, value-added resellers, hyperscale vendors and directly with publishers, and manufacturer partners for many of these offerings. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly large enterprise and corporate customers.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors – Risks related to Our Business, Operations and Industry – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Our Partners
We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2022, we purchased and resold products and software from over 6,000 partners. Approximately 55% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the balance purchased through distributors. Purchases from Microsoft and Techdata (a distributor)accounted for approximately 22% and 10%, respectively, of our aggregate purchases in 2022. No other partner accounted for more than 10% of purchases in 2022. Our top five partners as a group for 2022 were Microsoft, Techdata (a distributor), Ingram Micro (a distributor), Dell, and Cisco Systems, and approximately 55% of our total purchases during 2022 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
During 2022, sales of Microsoft and Dell products accounted for approximately 14% and 11%, respectively of our consolidated net sales. No other manufacturer’s or publisher’s products accounted for more than 10% of our consolidated net sales in 2022. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Lenovo, Cisco Systems, and HP Inc.) accounted for approximately 50% of our consolidated net sales during 2022.
We obtain incentives from certain product manufacturers, software publishers and distribution partners based typically upon our volume of sales or purchases of their products and services. In other cases, such incentives may be in the form of participation in our partner programs, which may require specific services or activities with our clients, discounts, marketing funds, price protection or rebates. Manufacturers and publishers may also provide mailing lists, contacts or leads to us. We believe that these incentives (or partner funding) and other marketing

INSIGHT ENTERPRISES, INC.
assistance allow us to increase our marketing reach and strengthen our relationships with leading manufacturers and publishers.
We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past five years. We believe these digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. We consider that we are emerging as a leader in our industry in digital marketing, striving to deliver an outstanding service experience to our clients. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.
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
Various ways that we attract, develop and retain qualified and motivated teammates include:
•Insight has continued to receive recognition as an employer of choice including as Forbes World’s Best Employers list (2022) - Insight ranked #95 overall, #12 for IT companies worldwide, #59 for Diversity (2022) and #62 for Veterans (2020); #22 for Europe Best Workplaces (2022); #3 for UK Best Workplaces (2021); #15 for Australia’s Best Places to Work (2021); #2 on Phoenix Best Places to Work – Phoenix Business Journal (2022); the Company achieved a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index; “Elite 8” on Achiever’s 50 Most Engaged Workplaces (2021); and #7 in the information technology services industry on the list of the Fortune World’s Most Admired Companies list (2021).
•Insight offers robust leadership training for teammate managers and aspiring leaders. Our training is centered around our Leadership Commitments where we enhance our leaders' skills: (1) Creating clarity; (2) Inspiring people; (3) Demonstrating thought leadership; and (4) Delivering results.
•An important part of the Company’s culture is its commitment to diversity and inclusion, which we’ve been recognized for. Insight supports seven teammate resource groups, which represent various diverse groups of teammates and boast 1,450+ active members.
•Our leaders carefully review and monitor our Teammate Pulse Survey results year over year and create action plans to increase teammate engagement.
•To support teammates and their families, a charitable foundation funded by the Company, its teammates and its partners provides financial support in crisis situations.
•Insight offers all teammates paid days off to either volunteer their time to charitable organizations in the communities where they live and work or to use for mental health days.

INSIGHT ENTERPRISES, INC.
As of December 31, 2022, we employed 13,448 teammates. Our teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	10,931
EMEA	2,001
APAC	516
Our teammates in the United States are not represented by a labor union. Our work forces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.
Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,765
Skilled, certified consulting and service delivery professionals	5,774
Total sales and client facing teammates	9,539
Management, support services and administration	3,473
Distribution	436
For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.
Our Seasonality
We experience some seasonal trends in our net sales. For example:
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
Our Backlog
The majority of our backlog historically has been and continues to be open cancelable purchase orders; however, we have not experienced significant cancellations historically. Our backlog has fluctuated significantly in the past year, primarily due to the mix of products available and our client's responses to supply chain constraints. Continuing supply chain constraints were not fully alleviated in 2022 and we expect our elevated backlog in certain categories, particularly data center and infrastructure, exiting the fourth quarter of 2022 may benefit the Company's financial results in the first half of 2023. We do not believe that backlog as of any particular date is predictive of future results.

INSIGHT ENTERPRISES, INC.
Our Intellectual Property
We do not maintain a traditional research and development group, but we recognize the importance of intellectual property and its ability to differentiate us from our competitors. As part of our business, we provide value to clients based, in part, on our technical innovations, methodologies, know-how, and other reusable proprietary assets that we protect through different forms of intellectual property protection, including trademarks, patents, copyrights, and trade secrets in the United States and select foreign jurisdictions where we believe it is appropriate to seek such legal protection. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and agreements, with teammates, clients, partners, and other third parties. There can be no assurance, however, that the rights obtained can be successfully enforced against infringers in every jurisdiction. Although we believe the protection afforded by our trademarks, patents, copyrights and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management capabilities of our teammates. Our Insight brand is a valuable intangible asset that is protected using common law and registered trademark rights. We also license our intellectual property rights to third parties. We have registered our key domain names and brands in the United States and in certain relevant foreign jurisdictions, and, from time to time, filed patent applications for our qualifying technical solutions. Our intellectual property assets are important to us, and we continue to invest in their promotion and protection.
For a discussion of risks associated with our intellectual property, see “Risk Factors – We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.
Information about our Executive Officers
The following are our current executive officers:
Glynis A. Bryan, Chief Financial Officer, Age 64
Ms. Bryan joined Insight in December 2007 as our Chief Financial Officer. Prior to joining Insight, Ms. Bryan served as Executive Vice President and Chief Financial Officer at Swift Transportation Co., Inc. from April 2005 to May 2007. Prior to joining Swift, Ms. Bryan served as Chief Financial Officer at APL Logistics in Oakland, California and in various finance roles at Ryder System, Inc., including Chief Financial Officer of Ryder’s largest business unit, Ryder Transportation Services. Ms. Bryan is a member of the board of directors and the audit committee of Pentair, Ltd., a diversified industrial manufacturing company and of Pinnacle West Capital Corporation, a public utility holding company. In January 2018, she was appointed to the Economic Advisory Council for the Federal Reserve Bank of San Francisco.
Dee Burger, President North America, Age 53
Mr. Burger joined Insight in May 2022 as President of the North America business. Prior to joining Insight, Mr. Burger worked at Capgemini, a global leader in consulting, technology services and digital transformation, for 29 years in a diverse range of roles. His responsibilities encompassed leading integration of mergers and acquisitions, digital and cloud solutions, business applications, consulting, strategy, and transformation. Most recently, he led Capgemini's global business lines in the North America market, with prior leadership roles spanning business services and engineering, U.S. strategy and portfolio, consulting, and innovation and digital services.
Samuel C. Cowley, Senior Vice President, General Counsel and Secretary, Age 62
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

INSIGHT ENTERPRISES, INC.
Executive Vice President and General Counsel of Swift Transportation Co., Inc. Prior to that, he practiced law in the business and finance groups with the law firms of Snell & Wilmer and Reid & Priest.
Rachael A. Crump, Principal Accounting Officer and Global Corporate Controller, Age 47
Ms. Crump joined Insight in December 2016 as Vice President of Finance, Controller – North America and was appointed Principal Accounting Officer and Global Corporate Controller in September 2018. Ms. Crump is a Certified Public Accountant. She began her career in public accounting in 1997 with Ernst & Young LLP. Ms. Crump has held controller positions with several multinational companies in the software, medical services and semiconductor industries. Prior to joining Insight, Ms. Crump served as the Senior Director Controller, Global Accounting at Amkor Technology, Inc., a semiconductor product packaging and test services provider, from 2006 to 2016.
Adrian Gregory, President – Insight EMEA, Age 49
Mr. Gregory joined Insight in January 2023 as EMEA President. Prior to joining the Company, he served as CEO for North Europe and APAC at Atos, an IT services and consulting company from February 2022. Mr. Gregory spent ten years in Executive positions at Atos, including serving as Senior Executive Vice President, Global Head of Financial Services & Insurance, where he led the integration of Atos Syntel in India and served as CEO of Atos UK and Ireland. Prior to Atos, he held roles at HP and Fujitsu.
James A. Morgado, Senior Vice President of Finance, Age 50
Mr. Morgado joined Insight in January 2022 as Senior Vice President of Finance. For the previous four years, he served as the Vice President of Finance for Synopsys, Inc., an enterprise software engineering company focused on electronic design automation, where he was responsible for Corporate Planning, FP&A, Treasury, Procurement and Supply Chain Finance. Prior to Synopsys, Mr. Morgado worked for Juniper Networks, Inc. in positions of escalating responsibility within Finance.
Joyce A. Mullen, President and Chief Executive Officer, Age 60
Ms. Mullen was appointed President and Chief Executive Officer and a director of Insight effective January 1, 2022. Ms. Mullen joined Insight in October 2020 as our President of the North America Region. Prior to joining Insight, Ms. Mullen spent 21 years at Dell Technologies, a technology company, in a variety of sales, service delivery, and IT solutions roles. Ms. Mullen also serves on the Board of The Toro Company (NYSE: TTC).
Sumana Nallapati, Chief Information Officer, Age 48
Ms. Nallapati joined Insight in April 2022 as Chief Information Officer. Prior to joining Insight, from January 2019 to May 2021 Ms. Nallapati served as chief digital officer at Dish Network, a satellite television company, and from June 2021 to April 2022 as Senior Vice President and chief digital officer at Everbridge, a software company. Ms. Nallapati was secretary of technology and chief information officer for the State of Colorado from 2014 to 2018.
Jennifer Vasin, Chief Human Resources Officer, Age 48

Ms. Vasin joined Insight in March 2002. She was named Chief Human Resources Officer in February 2022. Prior to that, Ms. Vasin was Senior Vice President, Human Resources from 2019 to 2022. Before joining Insight, Ms. Vasin led the HR team at Calence, a professional services

INSIGHT ENTERPRISES, INC.
consulting firm. She also worked in the airline industry in a variety of roles, including human resources leadership positions.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), proxy statements and the reports filed pursuant to Section 16(a) of the Exchange Act are available free of charge on our web site at www.insight.com, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our web site is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors
Risks Related to Our Business, Operations and Industry
The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business. Competition in the industry is based on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, on the ability to provide services and tailor specific solutions to meet client needs. Many of our manufacturer and publisher partners are also our competitors, as many sell directly to business customers, particularly large enterprise and corporate customers. In addition to the manufacturers and publishers of products we sell, we compete with a large number and wide variety of providers and resellers of IT hardware, software and services. We believe our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers and direct marketers to increase efficiency, service capabilities and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share.
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
Generally, pricing competition is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions or higher sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in

INSIGHT ENTERPRISES, INC.
reduced operating margins or inventory impairment charges, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. We typically do not have long-term contracts with our vendor partners. As such, many of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. The loss of, or change in business relationship with, any of our key vendor partners could negatively impact our business.
In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in client usage, or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We regularly experience partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives. If we are unable to react timely to remediate and effectively respond to these changes in the partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, partner funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations. This is especially true in connection with the incentive programs of our largest partners: Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo. There can be no assurance that we will continue to receive such incentives in the future.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products and technologies. The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns. If we fail to react in a timely manner to such changes, we may experience lower sales and, with respect to hardware, as has occurred we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory of products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, financial conditions and results of operations.
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
Failure to provide high quality services to our clients could adversely affect our reputation, brand, business, results of operations or cash flows. Our services include professional, managed, configuration and partner services as well as warranties. In addition, we deliver and manage mission critical software, systems and network solutions for our clients. We also offer certain services, such as implementation and installation services and repair services, to our clients through various third party service providers engaged to perform these services on our behalf. If we or our third party service providers fail to provide high quality services to our clients or such services result in an unplanned disruption of our clients' businesses, this could, among other things, result in legal claims and proceedings and liability for us. As we expand our services and solutions offerings and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We could also incur liability for failure to comply with the rules and regulations applicable to new services and solutions we provide to our clients. The occurrence of any of the aforementioned could adversely affect our reputation, brand, business, results of operations or cash flows.
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
We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers. We generally ship hardware products to our clients by FedEx, United Parcel Service and other commercial delivery services and invoice clients for delivery charges. If we are unable to pass on to our clients current costs and future increases in the cost of commercial delivery services, our profitability could be adversely impacted. Additionally, strikes, inclement weather, natural disasters or other service interruptions, including as a result of the COVID-19 pandemic, sustained by such shippers could

INSIGHT ENTERPRISES, INC.
adversely impact our ability to deliver products on a timely basis. Such events could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Australia, Canada, France, Germany, India, the Netherlands, the Philippines and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally.
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

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States, and we currently conduct only limited hedging activities. International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar, which has been very strong in recent years in foreign currency exchange rates and which has adversely impacted our results of operations and cash flows from our operations in EMEA. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.
The interruption of the flow of products from our suppliers has and could continue to disrupt our supply chain. Our business depends on the timely supply of products in order to meet the demands of our clients. Manufacturing interruption or delays, including as a

INSIGHT ENTERPRISES, INC.
result of the financial instability or bankruptcy of manufacturer, labor and supply shortages, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, pandemics (such as COVID-19) or other public health crises or other adverse occurrences affecting our suppliers' facilities, could disrupt our supply chain. We have experienced and could continue to experience product constraints due to the failure of suppliers to accurately forecast demand, or to manufacture sufficient quantities of product to meet demand (including as a result of shortages of product components), among other reasons.
The COVID-19 global pandemic has adversely impacted our business and, if it reemerges in severity in the future, may further adversely impact, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
In general, the occurrence of regional epidemics or a global pandemic, such as COVID-19, may adversely affect our operations, financial condition, and results of operations.
The COVID-19 outbreak resulted in government authorities around the world implementing various measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, "shelter-in-place," "stay-at-home," total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets. Since the initial outbreak, new variants of COVID-19 that are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in responses to surges in COVID-19 cases.
The COVID-19 pandemic has adversely impacted our business and, if it reemerges in severity in the future, may further adversely impact, our business, results of operations and financial condition. We observed a pronounced impact of COVID-19 on our 2020 financial results when compared to internal expectations and minimal negative impact on our 2021 and 2022 financial results. However, prolonged supply constraints stemming from shortages of chips and displays resulted in sustained elevated bookings coming into and throughout the first half of 2022. While supply constraints for certain products, such as devices, have eased limitations on other products, such as infrastructure products, remain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – COVID-19 and Supply Chain Constraints Update” for additional information.
Additionally, our business operations, financial performance and results of operations have been and could be further adversely impacted in a number of ways, which may include, but are not limited to, the following:
•disruptions to our operations, including closures of our offices and facilities; restrictions on our operations and sales, marketing and distribution efforts; and interruptions to our other important business activities;
•reduced demand for our products and services due to disruptions to the businesses and operations of our clients;
•interruptions, availability or delays in global shipping to transport our products;
•disruptions, slowdowns or stoppages in the supply chain for our products;
•limitations on employee resources and availability, including due to sickness, government restrictions, labor supply shortages, the desire of employees to avoid contact with large groups of people or mass transit disruptions;
•the ability of our clients to pay for our products, services and solutions;

INSIGHT ENTERPRISES, INC.
•a continuation or worsening of general economic conditions, including increased inflation;
•the willingness of clients in the travel, hospitality, retail and other industries significantly impacted by the pandemic to continue with current and expected projects and initiate new projects;
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

The potential effects of the COVID-19 pandemic may also impact other factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; the reduction in travel and increase in teammates working from remote locations and other protective actions taken to contain the virus or treat its impact; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
Although we take the security of our network systems and information very seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security, in light of new and sophisticated tools and methods used by criminals and cyberterrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. Any failure on the part of us or our vendors to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and the misappropriation of proprietary, confidential and personal information, could result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.
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

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
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
•changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations and enforcement trends;
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
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business. We have a substantial amount of indebtedness. As of December 31, 2022, we had $637.9 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $301.3 million of obligations outstanding under our inventory financing agreements. At December 31, 2022, $346.2 million of our outstanding debt relates to the Notes that are convertible at the option of the holders and as a result are classified as a current liability. We also have the ability to borrow an additional $1.5 billion under our senior secured credit facility. Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:
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

INSIGHT ENTERPRISES, INC.
The conditional conversion feature of the Notes, which has been triggered, may adversely affect our financial condition and operating results. In the event the conditional conversion feature of the Notes continues to be triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle the principal portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we are required under applicable accounting rules to reclassify all of the outstanding principal of the Notes as a current rather than long-term liability, which has and could continue to result in a material reduction of our net current assets.
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
We may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. We may face risk associated with the discontinuation of and transition from London Interbank Offered Rate (LIBOR) as a benchmark interest rate. We have outstanding U.S. Dollar denominated debt with variable interest rates based on LIBOR, and it is anticipated that LIBOR for all U.S. Dollar debtors will be discontinued as of the year ending 2023. The expected discontinuation of LIBOR for all U.S. Dollar debtors will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which could have an impact on and risk to the Company if not completed in a timely manner. The Company’s current material loan documents include an alternative benchmark interest rate for U.S. Dollars based initially on the Secured Overnight Financing Rate. At this time, however, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates in the future. While various bodies, including governmental agencies, are seeking to identify an alternative rate to replace LIBOR, including the Secured Overnight Financing Rate, there is uncertainty regarding which alternative reference rate will replace LIBOR. Any new benchmark rate will likely not replicate

INSIGHT ENTERPRISES, INC.
LIBOR exactly, which could impact our contracts which terminate after 2023. In addition, any changes to benchmark rates in the future may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.
General Risk Factors
Our future operating results may fluctuate significantly. Our operating results are highly dependent upon our level of gross profit as a percentage of net sales, which fluctuates due to numerous factors, including changes in prices from partners, changes in the amount and timing of partner funding, volumes of purchases, changes in client mix, management of our cash conversion cycle, the relative mix of products and services sold during the period, general competitive conditions, and strategic product and services pricing and purchasing actions. As a result of significant price competition, our high mix of hardware sales, and our higher concentration of large enterprise clients, our gross margins have been relatively low. We expect our gross margins to improve as our mix of services and solutions increase. Increased competition arising from industry consolidation and low demand for certain IT products and services may hinder our ability to maintain or improve our gross margins. These low gross margins magnify the impact of variations in revenue and operating costs on our operating results. In addition, our expense levels are based, in part, on anticipated net sales and the anticipated amount and timing of partner funding, and a portion of our operating expenses are relatively fixed. Therefore, we may not be able to reduce spending quickly enough to compensate for any unexpected net sales shortfall, and we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins in the future. If we cannot proportionately decrease our cost structure, our business, financial condition and results of operations could be impacted. In addition, a reduction in the amount of credit granted to us by our partners could increase our need for and cost of working capital and have a material adverse effect on our business, financial condition and results of operations.
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

INSIGHT ENTERPRISES, INC.
The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product and service offerings and client base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse client reactions. In addition, integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key clients, difficulties assimilating and retaining teammates of those businesses into our culture and organizational structure, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The continued integration activities of the acquired businesses into our business are difficult and time consuming, and we may be unable to achieve expected synergies and operating efficiencies over the long term. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.
Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, upon vesting of restricted stock units, upon conversion of the Notes and upon exercise of the warrants that were issued in connection with the Call Spread Transactions. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive office is located in Chandler, Arizona. At December 31, 2022, we owned or leased approximately 2.1 million square feet of office and warehouse space, and, while approximately 77% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 10 countries in EMEA and we lease office facilities in 6 countries in APAC. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. Information about significant sales, distribution, services and administration facilities in use as of December 31, 2022 is summarized in the following table:

INSIGHT ENTERPRISES, INC.

Operating Segment	Location	Primary Activities	Own or Lease
North America	Chandler, Arizona, USA	Executive Office, Sales and Administration, Network Operations Center and Client Support Center	Own
	Addison, Illinois, USA	Sales and Administration	Lease
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Lewis Center, Ohio, USA	Services, Distribution and Administration	Own
	Worthington, Ohio, USA	Distribution	Lease
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Fort Worth, Texas, USA	Services, Distribution and Administration	Lease
	Edmonton, Alberta, Canada	Sales, Distribution and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Own
	Montreal, Quebec, Canada	Distribution	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Own
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease

APAC	Sydney, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Auckland, New Zealand	Sales and Administration	Lease
	Hong Kong	Sales and Administration	Lease
	Shanghai, China	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease
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
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. As of February 10, 2023, we had 33,807,565 shares of common stock outstanding held by 43 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	—	$300,000,000
November 1, 2022 through November 30, 2022	334,108	99.30	334,108	266,823,076
December 1, 2022 through December 31, 2022	504,423	98.60	504,423	217,086,968
	838,531		838,531

On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including the $50,000,000 that remained available from the prior authorization. As of December 31, 2022, approximately $217.1 million remained available for repurchases under this share repurchase plan.

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

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2017 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$106.00	$184.00	$199.00	$278.00	$262.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	95.00	124.00	150.00	189.00	152.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	94.00	172.00	305.00	412.00	303.00
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
Overview
Today, every business needs to be a technology business. We help our clients accelerate their digital journey to modernize their business and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 34 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions at every opportunity. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
Full year 2022 financial and operational highlights included the following:
•We generated growth in earnings from operations of 25% on a consolidated basis with growth in our North America and APAC reporting segments.
•We grew our services net sales by 13% on a consolidated basis with growth in our North America and APAC reporting segments.
•We generated cash flows from operations of $98.1 million.
•In June 2022 we acquired Hanu primarily to support our North America service offerings and to expand our center of excellence presence in India.
•In January 2022 our global team completed the onboarding of EMEA clients, partners and teammates onto Insight common core IT systems, tools and processes.
On a consolidated basis, for the year ended December 31, 2022:
•Net sales of $10.4 billion increased 11% compared to 2021.
•Gross profit of $1.6 billion increased 13% compared to 2021, also up 16% year over year excluding the effects of fluctuating foreign currency exchange rates.
•Consolidated gross margin increased approximately 40 basis points to a record 15.7% of net sales in 2022. This increase reflects higher services net sales at higher margins than in the prior year and an expansion in product margin for software.
•Earnings from operations increased to $413.7 million in 2022, up 25% compared to the prior year, which represented 4.0% of net sales.
•Our effective tax rate in 2022 was 25.1%, which compares to our effective tax rate of 25.0% in 2021.
•Net earnings and diluted net earnings per share were $280.6 million and $7.66, respectively, in 2022. In 2021, we reported net earnings of $219.3 million and diluted net earnings per share of $5.95.
The results of operations for 2022 include the following items:
•severance expenses of $4.2 million, $3.2 million net of tax; and
•the repurchase of approximately 1,109,000 shares of the Company’s common stock for an aggregate of $107.9 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The results of operations for 2021 include the following items:
•severance expenses of $6.4 million, $5.0 million net of tax;
•a restructuring gain from the sale of properties of $8.0 million, $6.0 million net of tax; and
•the repurchase of approximately 497,000 shares of the Company’s common stock for an aggregate of $50.0 million.
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
During 2022, we generated $98.1 million of cash from operating activities and primarily utilized cash to purchase property and equipment, including the finalization of our corporate headquarters in Chandler, AZ. We had net borrowings of $244.7 million under our senior secured revolving credit facility (the “ABL facility”). We ended the year with $163.6 million of cash and cash equivalents and $637.9 million of debt outstanding under our long-term debt facilities, including $346.2 million related to the Notes that are classified as a current liability at December 31, 2022.
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
COVID-19 and Supply Chain Constraints Update

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. While we have experienced minimal negative impact of COVID-19 on our 2021 and 2022 financial results, prolonged supply constraints stemming from shortages of chips and displays resulted in sustained elevated bookings coming into and throughout the first half of 2022. While supply constraints for certain products, such as devices, have eased limitations on other products, such as data center and infrastructure products continue to result in elevated backlog. We expect our elevated backlog for data center and infrastructure products may benefit our results in the first half of 2023.

Since the initial outbreak, new variants of COVID-19 that are significantly more contagious than previous strains, have emerged. The spread of these new strains initially caused many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants; however, while many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in responses to surges in COVID-19 cases. The ultimate extent of the impact of the COVID-19 pandemic on our business operations, financial performance, and results of operations, including our ability to execute our business strategies and initiatives in the expected time frame, is currently unknown and will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and its severity; the emergence and severity of its

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
variants; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; the reduction in travel and increase in teammates working from remote locations and other protective actions taken to contain the virus or treat its impact; general economic factors, such as increased inflation; supply chain constraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

We will continue to actively monitor the situation and anticipate taking further actions as may be required by government authorities or that we determine are in the best interests of our teammates, clients and partners. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our clients, teammates, and prospects, or on our financial results in 2023 and beyond. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See "Risk Factors" in Part I, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2022 and 2021:

	2022	2021
Net sales	100.0%	100.0%
Costs of goods sold	84.3	84.7
Gross profit	15.7	15.3
Operating expenses:
Selling and administrative expenses	11.7	11.8
Severance and restructuring expenses and acquisition-related expenses	—	—
Earnings from operations	4.0	3.5
Non-operating expense, net	0.4	0.4
Earnings before income taxes	3.6	3.1
Income tax expense	0.9	0.8
Net earnings	2.7%	2.3%
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2022 Compared to 2021
Net Sales. Net sales increased 11%, or $1.0 billion, in 2022 compared to 2021. Net sales of products (hardware and software) and net sales of services increased 10% and 13%, respectively, in 2022 compared to 2021. Our net sales by operating segment for 2022 and 2021 were as follows (dollars in thousands):

	2022	2021	% Change
North America	$8,484,392	$7,520,323	13%
EMEA	1,712,521	1,704,051	—%
APAC	234,278	211,739	11%
Consolidated	$10,431,191	$9,436,113	11%
Our net sales by offering category for North America for 2022 and 2021 were as follows (dollars in thousands):

	North America
Sales Mix	2022	2021	% Change
Hardware	$5,738,586	$5,163,225	11%
Software	1,552,715	1,315,412	18%
Services	1,193,091	1,041,686	15%
	$8,484,392	$7,520,323	13%
Net sales in North America increased 13%, or $964.1 million, in 2022 compared to 2021. This increase reflects increases in all sales categories. Net sales of hardware, software and services increased 11%, 18% and 15%, respectively, year over year. The increases year over year were primarily the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients. This increase reflects higher sales of devices in the first half of 2022 as supply constraints for devices eased and higher sales of data center and infrastructure products in the latter part of 2022.
•The increase in software net sales was primarily due to higher volume of software licensing. This increase was partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in services net sales was primarily due to higher volume of sales of Insight Delivered services and the continued trend toward higher sales of cloud solution offerings.
Our net sales by offering category for EMEA for 2022 and 2021, were as follows (dollars in thousands):

	EMEA
Sales Mix	2022	2021	% Change
Hardware	$654,381	$676,815	(3%)
Software	857,516	825,361	4%
Services	200,624	201,875	(1%)
	$1,712,521	$1,704,051	—%
Net sales in EMEA was relatively flat (increased 12% excluding the effects of fluctuating foreign currency exchange rates), or $8.5 million, in 2022 compared to 2021. Net sales of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
software was up 4%, year over year, offset by decreases in hardware and services net sales of 3% and 1%, respectively, year to year. The changes were primarily the result of the following:
•The increase in software net sales was due to higher volume of software net sales, partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The decrease in hardware net sales was primarily due to fluctuations in foreign currency exchange rates compared to the prior year.
•The decrease in services net sales was primarily due to fluctuations in foreign currency exchange rates compared to the prior year, partially offset by higher volume of sales of Insight Delivered services and higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
Our net sales by offering category for APAC for 2022 and 2021, were as follows (dollars in thousands):

	APAC
Sales Mix	2022	2021	% Change
Hardware	$57,928	$49,470	17%
Software	86,661	89,844	(4%)
Services	89,689	72,425	24%
	$234,278	$211,739	11%
Net sales in APAC increased 11% (increased 18% excluding the effects of fluctuating foreign currency rates), or $22.5 million, in 2022 compared to 2021. Net sales of hardware and services increased 17% and 24%, respectively, year over year, partially offset by a decrease in software net sales of 4%, year to year. The changes were primarily the result of the following:
•The increase in services net sales was due to higher volume of Insight Delivered services and higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in hardware net sales was due to higher volume of net sales to enterprise and commercial clients.
•The decrease in software net sales was primarily due to the impact of fluctuating foreign currency exchange rates compared to the prior year combined with the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
Net sales by category for North America, EMEA and APAC were as follows for 2022 and 2021:

	North America		EMEA		APAC
Sales Mix	2022	2021	2022	2021	2022	2021
Hardware	68%	69%	38%	40%	25%	23%
Software	18%	17%	50%	48%	37%	43%
Services	14%	14%	12%	12%	38%	34%
	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Gross Profit. Gross profit increased 13%, or $189.0 million, in 2022 compared to 2021, with gross margin increasing approximately 40 basis points to 15.7% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2022 and 2021 were as follows (dollars in thousands):

	2022	% of Net Sales	2021	% of Net Sales
North America	$1,328,333	15.7%	$1,135,450	15.1%
EMEA	247,269	14.4%	258,862	15.2%
APAC	60,965	26.0%	53,245	25.1%
Consolidated	$1,636,567	15.7%	$1,447,557	15.3%
North America’s gross profit increased 17% in 2022 compared to 2021. As a percentage of net sales, gross margin expanded by approximately 60 basis points year over year. The year over year net increase in gross margin was primarily attributable to the following:
•A net increase in product margin, which includes partner funding and freight, of 31 basis points year over year. This increase was primarily due to higher margins on both hardware and software net sales compared to prior year. The expanded margins on hardware are due in part to a shift away from devices towards higher margin infrastructure sales in the latter part of 2022.
•An expansion in services margin year over year of 24 basis points was due to higher margins generated from increased cloud solution offerings, software maintenance and on Insight Core services, (consisting of Insight Delivered and managed services), partially offset by a decline in margins from hardware warranty.
EMEA’s gross profit decreased 4% (increased 6% excluding the effects of fluctuating foreign currency exchange rates), in 2022 compared to 2021. As a percentage of net sales, gross margin decreased 80 basis points to 14.4%, reflecting a 38 basis point reduction in product margin and a 37 basis point decline in services margin. The decrease in gross profit is primarily due to fluctuations in foreign currency exchange rates compared to the prior year, particularly in the Great British Pound and Euro compared to the U.S. Dollar.
APAC’s gross profit increased 14% (increased 22% excluding the effects of fluctuating foreign currency exchange rates), in 2022 compared to 2021. As a percentage of net sales, gross margin increased by approximately 90 basis points year over year. The expanded gross margin for APAC in 2022 compared to 2021 was due primarily to changes in sales mix to services net sales with higher margins than product net sales.
Our overall gross margins expanded in 2022 compared to 2021, as expected. We believe this trend could continue into future periods as we focus on selling solutions and increasing our services net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $99.5 million in 2022 compared to 2021. Selling and administrative expenses decreased approximately 10 basis points as a percentage of net sales in 2022 compared to 2021. The overall net increase in expenses reflects a $68.4 million increase in personnel costs, including teammate benefits expenses primarily related to increases in overall teammate headcount and increases in variable compensation in the current year. Travel and entertainment costs increased $6.7 million as previous responses to COVID-19 were relaxed and other expenses, including service contract related costs increased $24.9 million, year over year. The increase in other expenses is primarily due to transformation costs incurred and paid to third parties in 2022 with no comparable activity in 2021. Transformation costs are costs we are incurring to transform our business to help us achieve our strategic objectives, including becoming a leading solutions integrator. We expect to continue to incur further transformation costs in 2023; however, these costs are unique in nature and are not expected to recur in the longer term.
Severance and Restructuring Expenses. During 2022, we recorded severance expense, net of adjustments, totaling $4.2 million. During 2021, we recorded gains on sale of properties due to restructuring of $8.0 million. These gains were partially offset in 2021, as we recorded severance expense, net of adjustments, totaling $6.4 million.
Acquisition-related Expenses. During 2022, we incurred $2.0 million in direct third-party costs primarily related to the acquisition of Hanu. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our Hanu acquisition. During 2021, we did not incur any acquisition-related expenses.
Earnings from Operations. Earnings from operations increased 25%, or $81.6 million, year over year, in 2022 compared to 2021. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for 2022 and 2021 (dollars in thousands):

	2022	% of Net Sales	2021	% of Net Sales
North America	$350,436	4.1%	$268,813	3.6%
EMEA	44,264	2.6%	46,918	2.8%
APAC	19,000	8.1%	16,330	7.7%
Consolidated	$413,700	4.0%	$332,061	3.5%
North America’s earnings from operations increased 30%, or $81.6 million, year over year, in 2022 compared to 2021. As a percentage of net sales, earnings from operations increased by approximately 50 basis points to 4.1%. The increase in earnings from operations was primarily driven by an increase in gross profit in excess of increases in selling and administrative expenses and severance and restructuring expenses.
EMEA’s earnings from operations decreased 6% (increased 4% excluding the effects of fluctuating foreign currency exchange rates), or $2.7 million, year to year, in 2022 compared to 2021. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 2.6%. The decrease in earnings from operations was primarily driven by fluctuations in foreign currency exchange rates compared to the prior year, particularly in the Great British Pound and Euro compared to the U.S. Dollar.
APAC’s earnings from operations increased 16% (increased 24% excluding the effects of fluctuating foreign currency exchange rates), or $2.7 million, year over year, in 2022 compared to 2021. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 8.1%. The increase in earnings from operations reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses in 2022 compared to 2021.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Non-Operating (Income) Expense.
Interest Expense, net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense decreased 3%, or $1.0 million, in 2022 compared to 2021 primarily due to having no imputed interest in 2022 under the Notes and higher interest income earned in 2022. This was partially offset by the higher interest rates and higher average daily balances under our ABL facility and increased imputed interest under our inventory financing facilities. There was no imputed interest under the Notes in 2022 compared $10.7 million in 2021. Imputed interest under our inventory financing facilities increased $0.2 million due to higher average daily balances in 2022 compared to 2021. The increases were a result of expanded use of the inventory financing facilities. For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.
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
Income Tax Expense. Our effective tax rate for 2022 was 25.1% compared to 25.0% in 2021. The marginal increase in the tax rate was primarily due to reduced tax benefits on share-based compensation in 2022 as compared to 2021, as well as nonrecurring benefits in 2021 related to tax credits. These increases were partially offset by the one-time solar tax credit claimed in 2022 on our recently completed headquarters and an increase in the deduction for foreign derived intangible income.
The effective tax rate in 2022 was higher than the federal statutory rate of 21.0% primarily due to state income taxes and higher taxes on earnings in foreign jurisdictions. These increases were offset partially by tax credits and the foreign derived intangible income deduction. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
2021 Compared to 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 18, 2022.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for 2022 and 2021 (in thousands):

	2022	2021
Net cash provided by operating activities	$98,106	$163,711
Net cash used in investing activities	(137,841)	(21,074)
Net cash provided by (used in) financing activities	114,007	(161,385)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(14,531)	(5,857)
Increase (decrease) in cash, cash equivalents and restricted cash	59,741	(24,605)
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$165,718	$105,977
Cash and Cash Flow
•Our primary uses of cash during 2022 were to fund working capital requirements, to repurchase shares of our common stock, to acquire Hanu and to purchase property and equipment, including for the final build out of our corporate headquarters.
•Operating activities generated $98.1 million in cash in 2022, compared to $163.7 million in 2021.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.3 million in 2022, compared to $31.0 million in 2021.
•We had net repayments under our inventory financing facilities of $8.3 million in 2022 compared to net repayments of $14.4 million in 2021.
•Net borrowings under our ABL facility were $244.7 million in 2022. Net repayments under our ABL facility were $87.0 million in 2021.
•Capital expenditures were $70.9 million in 2022 compared to $52.1 million in 2021.
•During 2022, we repurchased an aggregate of $107.9 million of our common stock, pursuant to a repurchase program approved in May 2021 and subsequently increased in September 2022. This compares to $50.0 million repurchased during 2021.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our cash and working capital requirements for operations as well as other strategic investments over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, debt repayments and repayment of our inventory financing facilities for the next 12 months. We do not expect holders of the Notes will convert their Notes in the near term. We currently expect to fund known cash commitments beyond the next 12 months through operating cash activities or other available financing resources.
Net cash provided by operating activities.
•Cash flow from operating activities in 2022 was $98.1 million, a decrease in cash generation compared to 2021. The decrease in cash flow from operating activities was primarily driven by the lower increase in accounts payable and higher increase in accounts receivable in 2022 compared to 2021, partially offset by a decrease in inventory in 2022 compared to the prior year. The relatively lower increase in accounts payable compared to the prior year is due to the impact of our ability to delay payments to certain vendors in 2021 combined with growth in the fourth quarter

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
of 2021 when compared to the same period in 2020, with no growth in the fourth quarter of 2022.
Our consolidated cash flow operating metrics for the quarters ended December 31, 2022 and 2021 were as follows:

	2022	2021
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	120	105
Days inventory outstanding (“DIOs”) (b)	12	14
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(92)	(88)
Cash conversion cycle (days) (d)	40	31
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
(d)Calculated as DSOs plus DIOs, less DPOs.

•Our cash conversion cycle was 40 days in the quarter ended December 31, 2022, an increase of 9 days when compared to the fourth quarter of 2021.
•The changes in our cash conversion cycle compared to the same period in the prior year resulted from the net effect of a fifteen day increase in DSOs partially offset by a four day increase in DPOs and a two day decrease in DIOs.
•The changes in our cash conversion cycle year over year were primarily the result of:
•the impact to DSOs of an increase in other receivables including multi year transactions and changes in client mix (e.g., clients with longer payment terms);
•the benefit to DPOs of changes in vendor mix partially offset by deferral of payments in the prior year; and
•the benefit to DIOs of the impact of easing supply constraints.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $1.6 billion and $1.4 billion in the fourth quarter of 2022 and 2021, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily costs of goods sold results in a reduction to our cash conversion cycle from 40 days to 28 days in the fourth quarter of 2022 and no change in the fourth quarter of 2021, which we believe provides a more accurate reflection of our cash flow operating metrics.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in 2023 in excess of working capital needs, given current market conditions, to pay down our ABL facility and our inventory financing facilities.
•We expect that in 2023 our cash flows from operations will continue to normalize as we anticipate sequential growth and given the fact that our business mix has returned to previous levels.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash used in investing activities.
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in 2022.
•We received proceeds from the sale of assets, including our properties held for sale, of $1.3 million and $31.0 million in 2022 and 2021, respectively.
•Capital expenditures were $70.9 million and $52.1 million in 2022 and 2021, respectively. The majority of the capital expenditures in 2022 and 2021 were used for our global corporate headquarters and to fund technology related projects.
•We expect total capital expenditures in 2023 to be in the range of $55.0 to $60.0 million.
Net cash provided by (used in) financing activities.
•During 2022, we had net borrowings on our long-term debt under our ABL facility of $244.7 million and had net repayments under our inventory financing facilities of $8.3 million.
•During 2021, we had net repayments on our long-term debt under our ABL facility of $87.0 million and had net repayments under our inventory financing facilities of $14.4 million.
•In 2022, we also funded $107.9 million of repurchases of our common stock, compared to $50.0 million purchased during 2021.

2021 Compared to 2020
For a comparison of our cash flows for the fiscal years ended December 31, 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 18, 2022.
Financing Facilities
As of December 31, 2022, our long-term debt balance includes $291.6 million outstanding under our $1.8 billion ABL facility. As of December 31, 2022, the current portion of our long-term debt relates to the Notes, our finance leases and other financing obligations.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•Our convertible senior notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2022, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At December 31, 2022, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of December 31, 2022, eligible accounts receivables and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash Requirements From Contractual Obligations
At December 31, 2022, our contractual obligations for continuing operations primarily consist of $301.3 million under our inventory financing facilities due in 2023 and payments of $91.4 million under operating leases primarily due in 2023 through 2026. Our ABL facility matures in 2027 and the $350.0 million principal amount due on the Notes mature in 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States. Certain of our foreign earnings were deemed distributed as a result of the Tax Cuts and Jobs Act of 2017; however, for years subsequent to 2017, we continue to assert indefinite reinvestment of foreign earnings for certain of our foreign subsidiaries. As of December 31, 2022, we had approximately $138.2 million in cash and cash equivalents in our foreign subsidiaries, the majority of which reside in Canada and the Netherlands. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through dividend distributions.
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
Acquisitions
Our strategy includes the possible acquisition of or investments in other businesses to expand or complement our operations or to add certain services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisition of Hanu on June 1, 2022.
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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate impairment of goodwill during the past three fiscal years. Our assessments in the past three fiscal years have been qualitative assessments and no quantitative assessments have been deemed necessary. Additionally, during the three years ended December 31, 2022, 2021 and 2020 we analyzed each of our reporting units and determined that no impairment charge was necessary.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instrument in 2022 due to the adoption of the FASB’s Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
▪Determining the point in time when a customer takes control of hardware.
▪Determining the point in time when the customer acquires or renews the right to use or copy software under license and control transfers to the customer.
▪Evaluating the Company as either a principal or an agent for hardware and software products and services, and the related recognition of revenue from the customer on a gross or a net basis.
▪Determining an appropriate pattern of revenue recognition for service performance obligations.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process, including controls related to the timing and pattern of revenue recognition and gross versus net revenue recognition. As part of testing the Company’s internal controls, we also involved information technology (IT) professionals with specialized skills and knowledge, who assisted in testing of general IT controls over significant systems and the evaluation of system interface controls and automated controls designed to determine the existence, accuracy, and completeness of revenue. We evaluated the Company’s significant accounting policies related to its product and service offerings by reviewing the terms of certain vendor and customer contracts and comparing the policies to the revenue recognition standard. We selected a sample of revenue transactions and performed the following for each selection:
▪Obtained evidence of a contract with the customer.
▪Compared the amounts recognized and timing of revenue recognition to underlying documentation, including purchase orders, shipping documentation, and evidence of payment, if applicable.
▪Evaluated the Company’s application of their accounting policies to determine the timing and amount of revenue to be recognized.
▪Tested the presentation of revenue as gross or net by comparing the Company’s gross or net presentation to the attributes of the underlying vendor support and the Company’s accounting policy.

/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Phoenix, Arizona
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Insight Enterprises, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Insight Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Phoenix, Arizona
February 16, 2023

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$163,637	$103,840
Accounts receivable, net	3,272,371	2,936,732
Inventories	265,154	328,101
Other current assets	199,506	199,638
Total current assets	3,900,668	$3,568,311
Property and equipment, net	204,260	176,263
Goodwill	493,033	428,346
Intangible assets, net	204,998	214,788
Other assets	309,622	301,372
	$5,112,581	$4,689,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,785,076	$1,779,854
Accounts payable—inventory financing facilities	301,314	311,878
Accrued expenses and other current liabilities	433,789	423,489
Current portion of long-term debt	346,228	36
Total current liabilities	2,866,407	2,515,257
Long-term debt	291,672	361,570
Deferred income taxes	32,844	47,073
Other liabilities	283,590	255,953
	3,474,513	3,179,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 34,009 and 34,897 shares issued and outstanding in 2022 and 2021, respectively	340	349
Additional paid-in capital	327,872	368,282
Retained earnings	1,368,658	1,167,690
Accumulated other comprehensive loss – foreign currency translation adjustments	(58,802)	(27,094)
Total stockholders’ equity	1,638,068	1,509,227
	$5,112,581	$4,689,080

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales:
Products	$8,947,787	$8,120,127	$7,172,155
Services	1,483,404	1,315,986	1,168,424
Total net sales	10,431,191	9,436,113	8,340,579
Costs of goods sold:
Products	8,111,252	7,380,908	6,497,001
Services	683,372	607,648	543,636
Total costs of goods sold	8,794,624	7,988,556	7,040,637
Gross profit:
Products	836,535	739,219	675,154
Services	800,032	708,338	624,788
Gross profit	1,636,567	1,447,557	1,299,942
Operating expenses:
Selling and administrative expenses	1,216,660	1,117,130	1,013,765
Severance and restructuring expenses, net	4,235	(1,634)	12,394
Acquisition and integration related expenses	1,972	—	2,208
Earnings from operations	413,700	332,061	271,575
Non-operating (income) expense:
Interest expense, net	39,497	40,516	41,594
Other (income) expense, net	(230)	(1,012)	1,529
Earnings before income taxes	374,433	292,557	228,452
Income tax expense	93,825	73,212	55,812
Net earnings	$280,608	$219,345	$172,640
Net earnings per share:
Basic	$8.04	$6.27	$4.92
Diluted	$7.66	$5.95	$4.87
Shares used in per share calculations:
Basic	34,903	35,011	35,117
Diluted	36,620	36,863	35,444

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net earnings	$280,608	$219,345	$172,640
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(31,708)	(11,639)	22,710
Total comprehensive income	$248,900	$207,706	$195,350
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	220	2	—	—	(7,907)	—	—	(7,905)
Stock-based compensation expense	—	—	—	—	22,710	—	—	22,710
Repurchase of treasury stock	—	—	(1,109)	(107,922)	—	—	—	(107,922)
Retirement of treasury stock	(1,108)	(11)	1,109	107,922	(10,482)	—	(97,429)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(31,708)	—	(31,708)
Net earnings	—	—	—	—	—		280,608	280,608
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	291	3	—	—	(9,112)	—	—	(9,109)
Stock-based compensation expense	—	—	—	—	18,201	—	—	18,201
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,639)	—	(11,639)
Net earnings	—	—	—	—	—	—	219,345	219,345
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Balances at December 31, 2019	35,263	$353	—	$—	$357,032	$(38,164)	$841,097	$1,160,318
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	285	3	—	—	(5,967)	—	—	(5,964)
Stock-based compensation expense	—	—	—	—	17,727	—	—	17,727
Repurchase of treasury stock	—	—	(445)	(25,000)	—	—	—	(25,000)
Retirement of treasury stock	(445)	(5)	445	25,000	(4,504)	(1)	(20,492)	(2)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	22,710	—	22,710
Net earnings	—	—	—	—	—	—	172,640	172,640
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$280,608	$219,345	$172,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,614	55,421	65,560
Provision for losses on accounts receivable	6,066	7,862	10,163
Non-cash stock-based compensation	22,710	18,201	17,727
Deferred income taxes	(9,251)	11,858	(13,246)
Amortization of debt discount and issuance costs	6,105	16,875	16,217
Other adjustments	2,035	(3,259)	6,272
Changes in assets and liabilities:
Increase in accounts receivable	(406,370)	(289,009)	(132,599)
Decrease (increase) in inventories	53,711	(148,941)	1,029
Decrease (increase) in other assets	27,858	(18,100)	7,367
Increase in accounts payable	53,607	303,395	152,235
Increase (decrease) in accrued expenses and other liabilities	4,413	(9,937)	52,217
Net cash provided by operating activities:	98,106	163,711	355,582
Cash flows from investing activities:
Proceeds from sale of assets	1,346	31,005	40,295
Purchases of property and equipment	(70,939)	(52,079)	(24,184)
Acquisitions, net of cash and cash equivalents acquired	(68,248)	—	(6,405)
Net cash (used in) provided by investing activities:	(137,841)	(21,074)	9,706
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	4,678,212	3,953,496	3,030,679
Repayments on ABL revolving credit facility	(4,433,510)	(4,040,496)	(3,462,063)
Net (repayments) borrowings under inventory financing facilities	(8,307)	(14,355)	103,254
Repurchases of common stock	(107,922)	(50,000)	(25,000)
Other payments	(14,466)	(10,030)	(8,661)
Net cash provided by (used in) financing activities:	114,007	(161,385)	(361,791)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(14,531)	(5,857)	10,788
Increase (decrease) in cash, cash equivalents and restricted cash	59,741	(24,605)	14,285
Cash, cash equivalents and restricted cash at beginning of period	105,977	130,582	116,297
Cash, cash equivalents and restricted cash at end of period	$165,718	$105,977	$130,582
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Operations and Summary of Significant Accounting Policies
Description of Business
We help our clients accelerate their digital journey to modernize their business and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 34 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions at every opportunity. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States ("U.S.") and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific
Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
Acquisitions
Effective June 1, 2022, we acquired Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $68,248,000, excluding the estimated fair value of an earn out with a maximum value of $20,000,000 and hold backs for representations and warranties of approximately $8,501,000 to be paid in future periods.
Effective February 28, 2020, we acquired vNext SAS (“vNext”), a French digital consulting services and managed services provider. The acquisition was funded using cash on hand.
Our results of operations include the results of Hanu and vNext from their respective acquisition dates. (See Note 20 for a discussion of our Hanu acquisition).
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Included in our accounts receivable, net balance at December 31, 2022 and 2021 is $11,069,000 and $15,316,000, respectively, of accounts receivable from an unconsolidated affiliate. References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Bill and Hold Transactions
We offer a service to our customers whereby clients may purchase product that we procure on their behalf and, at our clients’ direction, store the product in our warehouse for a designated period of time, with the intention of deploying the product to the clients’ designated locations at a later date. These warehousing services are designed to help our clients with inventory management challenges associated with technology roll-outs, product that is moving to end of life, or clients needing integrated stock available for immediate deployment. The client is invoiced, title transfers to the client, and revenue is recognized upon receipt of the product at our warehouse. These product contracts are non-cancelable with customary credit terms beginning the date the product is received in our warehouse and the warranty periods begin on the date of invoice.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and other operating expenses.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $128,153,000, 103,447,000 and 85,888,000 in 2022, 2021 and 2020, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2022. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 10% of our consolidated net sales in 2022.
Partner Risk
Purchases from Microsoft, Techdata (a distributor) and Ingram Micro (a distributor) accounted for approximately 22%, 10%, and 9% respectively, of our aggregate purchases in 2022. No other partner accounted for more than 10% of purchases in 2022. Our top five partners as a group for 2022 were Microsoft, Techdata (a distributor), Ingram Micro (a distributor), Dell and Cisco Systems, and approximately 55% of our total purchases during 2022 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $88,667,000, $66,375,000 and $60,865,000 was recorded in 2022, 2021 and 2020, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.
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
A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net earnings	$280,608	$219,345	$172,640
Denominator:
Weighted-average shares used to compute basic EPS	34,903	35,011	35,117
Dilutive potential common shares due to:
Dilutive RSUs, net of tax effect	251	399	327
Convertible senior notes	1,466	1,453	—
Weighted-average shares used to compute diluted EPS	36,620	36,863	35,444
Net earnings per share:
Basic	$8.04	$6.27	$4.92
Diluted	$7.66	$5.95	$4.87
In 2022, 2021 and 2020, approximately 39,000, 2,000 and 122,000, respectively, of our RSUs were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. In the years ended December 31, 2022, 2021, and 2020 certain potential outstanding shares from the warrants relating to the Call Spread Transactions (as defined in Note 8) were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive. In the year ended December 31, 2020 certain potential outstanding shares from the Notes were not included in the diluted EPS calculations because their inclusion would have been anti-dilutive.
Recently Issued Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removed certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. The guidance also expanded disclosure requirements for convertible instruments and simplified areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021, and could have been adopted on either a fully retrospective or modified retrospective basis.
The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. Therefore, financial statements for the year ended December 31, 2022 are presented under the new standard, while the comparative periods are not adjusted and are reported in accordance with the Company's old method of accounting. The adoption of ASU

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2020-06 significantly impacts our consolidated statements of operations and consolidated balance sheets as we no longer report accreted interest on the Notes and the full par value of the Notes is reflected as debt. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as adjustments to reduce additional paid in capital and increase retained earnings were $44,731,000 and $17,789,000, respectively. Had we followed the prior method of accounting for the three months ended December 31, 2022, both reported basic and diluted net EPS would decrease by $0.06, from $2.24 and $2.13, respectively, to $2.18 and $2.07, respectively. For the year ended December 31, 2022, reported basic and diluted EPS would decrease by $0.24 and $0.22, respectively, from $8.04 and $7.66, respectively, to $7.80 and $7.44, respectively.
In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” The new standard is intended to simplify various aspects of accounting for income taxes by removing specific exceptions and amending certain requirements. The new standard is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. We adopted the new standard as of January 1, 2021. The adoption of this new standard did not have a material effect on our consolidated financial statements.
(2)    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Current receivables, which are included in “Accounts receivable, net”	$3,272,371	$2,936,732
Non-current receivables, which are included in “Other assets”	161,837	147,139
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	$102,057	$116,067
Significant changes in the contract liabilities balances during the year ended December 31, 2022 are as follows (in thousands):

Increase (Decrease)
Balances at December 31, 2020	$107,158
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	$(77,622)
Cash received in advance and not recognized as revenue	$86,531
Balances at December 31, 2021	$116,067
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(77,334)
Cash received in advance and not recognized as revenue	63,324
Balances at December 31, 2022	$102,057

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022 that are expected to be recognized in the future (in thousands):

Services
2023	$109,824
2024	31,351
2025	14,519
2026 and thereafter	6,509
Total remaining performance obligations	$162,203
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2022 and do not disclose information about related remaining performance obligations in the table above. Our open time and material contracts at December 31, 2022, have an average expected duration of 23 months.
The majority of our product backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition as of December 31, 2022, in the table above.
Assets recognized for costs of obtaining a contract with a customer
Sales commissions are the only significant incremental costs incurred to obtain contracts with our clients. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. We record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of December 31, 2022 and 2021, the related asset balance was $13,478,732 and $20,549,000, respectively. The expense is expected to be recognized over the next 36 months.
(3)    Assets Held for Sale
During 2021, we completed the sale of our three properties in Tempe, Arizona and the sale of our property in Woodbridge, Illinois for total net proceeds of approximately $27,211,000. During 2020, we completed the sale of our Irvine, California and El Segundo, California properties for approximately $14,218,000 and $26,404,000, respectively. We used the proceeds from these sales to ready our global corporate headquarters in Chandler, Arizona.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4)    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Software	161,943	160,633
Buildings	98,228	83,405
Equipment	54,110	52,653
Furniture and fixtures	40,700	32,471
Leasehold improvements	26,065	42,246
Land	38,195	38,641
	419,241	410,049
Accumulated depreciation and amortization	(214,981)	(233,786)
Property and equipment, net	204,260	176,263
Depreciation and amortization expense related to property and equipment was $23,722,000, $23,376,000 and $28,025,000 in 2022, 2021 and 2020, respectively.
Included within the software and buildings values presented above for 2022 are assets in the process of being readied for use in the amounts of approximately $3,532,000 and $3,346,000, respectively. Included within the software, buildings and land values presented above for 2021 are assets in the process of being readied for use in the amounts of approximately $7,016,000, $62,286,000 and $11,700,000, respectively. Depreciation on these assets will commence, as appropriate, when they are ready for use and placed in service.
(5)    Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2022 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$720,240	$163,011	$20,732	$903,983
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2021	—	4,865	—	4,865
Measurement period adjustments during 2021	5,711	(677)	—	5,034
Foreign currency translation adjustment	1,062	1,975	261	3,298
Balance at December 31, 2021	$403,591	$17,735	$7,020	$428,346
Goodwill acquired during 2022	69,923	—	—	69,923
Foreign currency translation adjustment	(2,991)	(1,748)	(497)	(5,236)
Balance at December 31, 2022	$470,523	$15,987	$6,523	$493,033
On June, 1, 2022 we acquired Hanu, which has been integrated into our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $69,923,000 was recorded as goodwill in the North America reporting unit.
On February 28, 2020, we acquired vNext, which has been integrated into our EMEA business. Under the acquisition method of accounting, the purchase price for the acquisition was

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During 2022, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2022. The results of the qualitative goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.
(6)    Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2022	2021
Customer relationships	$338,755	$320,323
Other	8,540	5,374
	347,295	325,697
Accumulated amortization	(142,297)	(110,909)
Intangible assets, net	$204,998	$214,788
During 2022, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized in 2022, 2021 and 2020 was $32,892,000, $32,045,000 and $37,535,000, respectively.
Future amortization expense for the remaining unamortized balance as of December 31, 2022 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2023	$32,413
2024	30,743
2025	30,434
2026	30,434
2027	20,850
Thereafter	60,124
Total amortization expense	$204,998
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Inventory Financing Facilities
We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During 2022, we increased our maximum availability for vendor purchases under our unsecured inventory financing facility with PNC Bank, N.A. ("PNC") from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. As of December 31, 2022, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $301,314,000 was outstanding.
The facilities remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms, they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and LIBOR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available. Net amounts drawn down or repaid during the year on these facilities are classified within cash flows from financing activities in the accompanying consolidated statements of cash flows. Interest does not accrue on accounts payable under these facilities provided the accounts payable are paid within stated vendor terms (typically 60 days); however, we impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period. Imputed interest of $15,523,000, $15,292,000 and $13,076,000 was recorded in 2022, 2021 and 2020, respectively.
(8)    Debt, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2022	2021
ABL revolving credit facility	$291,599	$53,000
Convertible senior notes due 2025	346,199	308,543
Finance leases and other financing obligations	102	63
	637,900	361,606
Less: current portion of long-term debt	(346,228)	(36)
Long-term debt	$291,672	$361,570
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility now provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The ABL facility now matures on July 22, 2027. As of December 31, 2022, eligible accounts receivable and inventory were sufficient to permit access to the full $1,800,000,000 facility amount, of which $291,599,000 was outstanding.
The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to SOFR, EURIBOR, AUD Rate, or SONIA, as applicable, plus a pre-determined

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
spread of 1.25% to 1.50%. The floating interest rate applicable at December 31, 2022 was 5.47% per annum for the ABL facility. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%. During 2022, weighted average borrowings under our ABL facility were $523,023,000. Interest expense associated with the ABL facility was $21,362,000, $11,065,000 and $14,541,000 in 2022, 2021 and 2020, respectively, including the commitment fee and amortization of deferred financing fees.
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

The Notes exceeded the market price trigger of $88.82 in the fourth quarter of 2022 and as such, the Notes are convertible at the option of the holders through March 31, 2023. All of the Notes remain outstanding at December 31, 2022. The Notes are convertible at the option of the holders at December 31, 2022 and, if converted, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs are classified as a current liability. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2022, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2022, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Liability:
Principal	$350,000	$350,000
Less: debt discount and issuance costs, net of accumulated accretion	(3,801)	(41,457)
Net carrying amount	$346,199	$308,543

Equity, net of deferred tax	$—	$44,731
The remaining life of the debt discount and issuance cost accretion is approximately 2.12 years. The effective interest rate on the liability component of the Notes is 4.325%.
The following table summarizes the interest expense components resulting from the Notes reported within the consolidated statement of operations for the year ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021	2020
Contractual coupon interest	$2,625	$2,625	$2,625
Amortization of debt discount	$—	$10,702	$10,226
Amortization of debt issuance costs	$1,789	$1,422	$1,359
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The current and long-term portions of our finance lease and other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2022 and 2021.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2022 and December 31, 2021 (in thousands):

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease assets	Other assets	$76,160	$72,605
Finance lease assets	Property and equipment(a)	59	80
Total lease assets		$76,219	$72,685
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$19,213	$20,667
Finance lease liabilities	Current portion of long-term debt	28	36
Non-current
Operating lease liabilities	Other liabilities	63,324	58,442
Finance lease liabilities	Long-term debt	—	27
Total lease liabilities		$82,565	$79,172

(a)	Recorded net of accumulated amortization of $48,000 and $27,000 as of December 31, 2022 and 2021, respectively.
The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the year ended December 31, 2022 and 2021 (in thousands):

		December 31,
Lease cost	Classification	2022	2021
Operating lease cost (a) (b)	Selling and administrative expenses	$23,986	$24,839
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	29	697
Interest on lease liabilities	Interest expense, net	2	33
Total lease cost		$24,017	$25,569

(a)	Includes immaterial amounts recorded to cost of goods sold.
(b)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable leases as of December 31, 2022 are as follows (in thousands):

	Operating leases	Finance leases	Total
2023	$21,719	$28	$21,747
2024	16,614	—	16,614
2025	13,568	—	13,568
2026	12,038	—	12,038
2027	10,140	—	10,140
After 2027	17,366	—	17,366
Total lease payments	91,445	28	91,473
Less: Interest	(8,908)	—	(8,908)
Present value of lease liabilities	$82,537	$28	$82,565
The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted average remaining lease term (years):
Operating leases	5.67	5.79
Finance leases	0.75	1.75
Weighted average discount rate (%):
Operating leases	3.49	3.09
Finance leases	1.49	1.49
The following table provides other information related to leases for the year ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,674	$24,640
Leased assets obtained in exchange for new operating lease liabilities	22,725	15,980

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(10)    Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2022	2021	2020
North America	$17,822	$13,699	$13,151
EMEA	3,960	3,844	3,953
APAC	928	658	623
Total Consolidated	$22,710	$18,201	$17,727
Company Plan
On April 3, 2020, our Board of Directors adopted and approved the new Insight Enterprises, Inc. 2020 Omnibus Plan (the “Plan”), subject to stockholder approval.  The Plan was approved by our stockholders at our 2020 annual meeting on May 20, 2020 and, unless sooner terminated, will remain in place until May 20, 2030. The Plan allows the Company to grant options, stock appreciation rights, stock awards, restricted stock, stock units (which may also be referred to as “restricted stock units” or "RSUs"), performance shares, performance units, cash-based awards and other awards payable in cash or shares of common stock to eligible non-employee directors, employees and consultants. Consultants and independent contractors are eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock.
The Company grants service-based RSUs and performance-based RSUs to officers and certain employees under the Plan. RSUs vest over a two to four year vesting period, while performance-based RSUs are also subject to the achievement of pre-established annual financial and/or strategic performance goals.
In February 2022, Insight also granted performance-based RSUs based on relative total shareholder return (“rTSR”) metric to officers and certain employees under the Plan. The number of rTSR performance-based RSUs expected to be received at vesting will range from 0% to 200% of target, based on the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The Monte Carlo Simulation model is used to determine the fair value at grant date.
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
The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2022, of the 2,395,000 shares of common stock reserved and available for grant under the Plan, 2,200,747 shares of common stock remain available for grant under the Plan.

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
As of December 31, 2022, total compensation cost related to nonvested RSUs not yet recognized is $34,373,000, which is expected to be recognized over the next 1.06 years on a weighted-average basis.
The following table summarizes our RSU activity during 2022:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	690,688	$67.60
Service-based RSUs granted	215,765	$98.79
Performance-based RSUs granted	40,724	$99.06
Performance-based RSUs (rTSR) granted	34,684	$99.05
Vested, including shares withheld to cover taxes	(300,365)	$61.57	$29,805,641	(a)
Forfeited	(37,836)	$82.41
Nonvested at the end of year	643,660	$86.53	$64,539,788	(b)

(a)
The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2021 and 2020 was $34,558,405 and $22,547,714, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $100.27 as of December 30, 2022, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2022, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent up to the teammates’ maximum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2022, 2021 and 2020 of 79,611, 105,434 and 101,159, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2022, 2021 and 2020, total payments for our teammates’ tax obligations to the taxing authorities were $7,905,000, $9,109,000 and $5,964,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(11)    Income Taxes
The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2022	2021	2020
Earnings before income taxes:
United States	$274,415	$200,657	$154,788
Foreign	100,018	91,900	73,664
	$374,433	$292,557	$228,452
Income tax expense:
Current:
U.S. Federal	$61,245	$29,478	$38,732
U.S. State and local	15,788	7,391	8,203
Foreign	26,043	24,485	22,123
	103,076	61,354	69,058
Deferred:
U.S. Federal	(7,267)	11,104	(10,048)
U.S. State and local	(1,153)	3,239	(1,779)
Foreign	(831)	(2,485)	(1,419)
	(9,251)	11,858	(13,246)
	$93,825	$73,212	$55,812
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2022		2021		2020
Statutory federal income tax rate	$78,631	21.0%	$61,437	21.0%	$47,975	21.0%
State income tax expense, net of federal income tax benefit	13,962	3.7	10,666	3.6	6,280	2.7
Audits and adjustments, net	2,273	0.6	2,131	0.7	662	0.3
Change in valuation allowances	(2,551)	(0.7)	1,317	0.5	476	0.2
Foreign income taxed at different rates	5,660	1.5	4,308	1.5	3,825	1.7
Research and other credits	(3,870)	(1.0)	(4,352)	(1.5)	(1,858)	(0.8)
Other, net	(280)	—	(2,295)	(0.8)	(1,548)	(0.7)
Effective tax rate	$93,825	25.1%	$73,212	25.0%	$55,812	24.4%
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
As of December 31, 2022, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017. For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
or withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$24,571	$25,791
Foreign tax credits	10,681	13,518
Other	37,315	27,445
Gross deferred tax assets	72,567	66,754
Valuation allowances	(32,546)	(36,948)
Total deferred tax assets	40,021	29,806
Deferred tax liabilities:
Goodwill and other intangibles	(38,593)	(49,987)
Property and equipment	(26,905)	(19,351)
Other	(1,744)	(1,852)
Total deferred tax liabilities	(67,242)	(71,190)
Net deferred tax liabilities	$(27,221)	$(41,384)
The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Net non-current deferred tax assets, which are included in "Other assets"	$5,623	$5,689
Net non-current deferred tax liabilities	(32,844)	(47,073)
Net deferred tax liabilities	$(27,221)	$(41,384)
As of December 31, 2022, we have U.S. state net operating loss carryforward (“NOLs”) that will expire between 2021 and 2040. We also have foreign NOLs of $84,328,000, certain of which will expire between 2023 and 2028, while the majority have no expiration date. Certain state NOLs relate to pre-acquisition losses from acquired subsidiaries and are subject to annual limitations as to their use under the provisions of Internal Revenue Code Section 382.
We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2022 and 2021, our valuation allowances totaled $32,546,000 and $36,948,000, respectively, relating primarily to state and foreign NOLs and foreign tax credits. Changes to our valuation allowance for the year ended December 31, 2022 were driven by the expiration of foreign tax credits and changes in certain NOLs against which a valuation allowance had been recorded.
As of December 31, 2022 and 2021, we had approximately $14,814,000 and $12,664,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,642,000 and $1,250,000, respectively, related to accrued interest. The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $291,599,000 outstanding under our ABL facility and $346,199,000 outstanding under the Notes at December 31, 2022. The interest rate attributable to the borrowings under our ABL facility and the Notes was 5.47% and 0.75%, respectively, per annum at December 31, 2022. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.
Although the Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of December 31, 2022, the fair market value of the Notes was $503,202,000.
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
As of December 31, 2022, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets. The estimated fair values of our long-term debt balances, excluding the Notes, approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The Notes were initially recorded at their estimated fair value based on market interest rates for similar debt instruments. The fair market value of the Notes as of December 31, 2022 is disclosed in footnote 12. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.
(14)    Benefit Plans
We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. On May 15, 2020, our matching contributions were temporarily suspended due to the COVID-19 pandemic. Company matching contributions returned in 2021. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $27,827,000, $25,270,000 and $11,974,000 for 2022, 2021 and 2020, respectively.
(15)    Share Repurchase Programs
On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from our prior authorization. We initiated $200,000,000 of share repurchases under this authorization beginning in November 2022 which we expect to complete by March 31, 2023. As of December 31, 2022, approximately $217,086,000 remained available for repurchases under this share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2022, 2022 and 2021, respectively, in thousands, except per share amounts:

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2022	1,109	$97.35	$108,000
2021	497	100.55	50,000
2020	445	56.20	25,000
	2,051		$183,000
All shares repurchased were retired.
(16)    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2022, we had approximately $28,538,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2022. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2022. Accordingly, we have not accrued any liabilities related to such indemnifications in the accompanying consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In connection with the acquisition of PCM in 2019, the Company has effectively assumed responsibility for PCM litigation matters, including various disputes related to PCM’s acquisition of certain assets of En Pointe Technologies in 2015. The seller of En Pointe Technologies and related entities providing various post-closing support functions to PCM have asserted claims regarding the sufficiency of earnout payments paid by PCM under the asset purchase agreement and the unwinding of the support functions post-closing. PCM rejected and vigorously responded to those claims, and the Company continues to pursue various counterclaims. The disputes are being heard by multiple courts and arbitrators in several different jurisdictions including California, Delaware and Pakistan. The Company cannot determine with certainty the costs or outcome of these matters. However, the Company is not involved in any pending or threatened legal proceedings, including the PCM litigation matters, that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
(17)    Supplemental Financial Information
Additions and deductions related to the allowance for doubtful accounts receivable for 2022, 2021 and 2020 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2022	$16,941	$6,066	$(7,846)	$15,161
Year ended December 31, 2021	$15,106	$7,862	$(6,027)	$16,941
Year ended December 31, 2020	$10,762	$10,163	$(5,819)	$15,106

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(18)    Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$16,295	$8,852	$16,605
Cash paid during the year for income taxes, net of refunds	$91,485	$75,986	$62,545
(19)    Segment and Geographic Information
We operate in three reportable geographic operating segments: North America, EMEA, and APAC. Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
Disaggregation of Revenue
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,738,586	$654,381	$57,928	$6,450,895
Software	1,552,715	857,516	86,661	2,496,892
Services	1,193,091	200,624	89,689	1,483,404
	$8,484,392	$1,712,521	$234,278	$10,431,191
Major Client Groups
Large Enterprise / Corporate	$5,990,203	$1,249,286	$102,476	$7,341,965
Commercial	1,710,340	61,873	68,491	1,840,704
Public Sector	783,849	401,362	63,311	1,248,522
	$8,484,392	$1,712,521	$234,278	$10,431,191
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$8,035,218	$1,603,600	$199,788	$9,838,606
Net revenue recognition (Agent)	449,174	108,921	34,490	592,585
	$8,484,392	$1,712,521	$234,278	$10,431,191

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,163,225	$676,815	$49,470	$5,889,510
Software	1,315,412	825,361	89,844	2,230,617
Services	1,041,686	201,875	72,425	1,315,986
	$7,520,323	$1,704,051	$211,739	$9,436,113
Major Client Groups
Large Enterprise / Corporate	$5,356,915	$1,219,601	$93,796	$6,670,312
Commercial	1,495,311	65,728	61,627	1,622,666
Public Sector	668,097	418,722	56,316	1,143,135
	$7,520,323	$1,704,051	$211,739	$9,436,113
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$7,138,852	$1,591,156	$184,418	$8,914,426
Net revenue recognition (Agent)	381,471	112,895	27,321	521,687
	$7,520,323	$1,704,051	$211,739	$9,436,113

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,418,295	$617,825	$31,953	$5,068,073
Software	1,260,757	760,562	82,763	2,104,082
Services	935,980	176,838	55,606	1,168,424
	$6,615,032	$1,555,225	$170,322	$8,340,579
Major Client Groups
Large Enterprise / Corporate	$4,507,041	$1,101,557	$62,734	$5,671,332
Commercial	1,395,298	61,535	60,740	1,517,573
Public Sector	712,693	392,133	46,848	1,151,674
	$6,615,032	$1,555,225	$170,322	$8,340,579
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,284,948	$1,452,115	$146,770	$7,883,833
Net revenue recognition (Agent)	330,084	103,110	23,552	456,746
	$6,615,032	$1,555,225	$170,322	$8,340,579
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2022, 2021 or 2020.

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
The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$7,291,301	$1,511,897	$144,589	$8,947,787
Services	1,193,091	200,624	89,689	1,483,404
Total net sales	8,484,392	1,712,521	234,278	10,431,191
Costs of goods sold:
Products	6,583,090	1,395,869	132,293	8,111,252
Services	572,969	69,383	41,020	683,372
Total costs of goods sold	7,156,059	1,465,252	173,313	8,794,624
Gross profit	1,328,333	247,269	60,965	1,636,567
Operating expenses:
Selling and administrative expenses	973,798	200,988	41,874	1,216,660
Severance and restructuring expenses	2,384	1,760	91	4,235
Acquisition and integration related expenses	1,715	257	—	1,972
Earnings from operations	$350,436	$44,264	$19,000	$413,700

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$6,478,637	$1,502,176	$139,314	$8,120,127
Services	1,041,686	201,875	72,425	1,315,986
Total net sales	7,520,323	1,704,051	211,739	9,436,113
Costs of goods sold:
Products	5,874,551	1,380,221	126,136	7,380,908
Services	510,322	64,968	32,358	607,648
Total costs of goods sold	6,384,873	1,445,189	158,494	7,988,556
Gross profit	1,135,450	258,862	53,245	1,447,557
Operating expenses:
Selling and administrative expenses	869,766	210,616	36,748	1,117,130
Severance and restructuring expenses	(3,129)	1,328	167	(1,634)
Acquisition and integration related expenses	—	—	—	—
Earnings from operations	$268,813	$46,918	$16,330	$332,061

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2020
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$5,679,052	$1,378,387	$114,716	$7,172,155
Services	935,980	176,838	55,606	1,168,424
Total net sales	6,615,032	1,555,225	170,322	8,340,579
Costs of goods sold:
Products	5,130,851	1,261,236	104,914	6,497,001
Services	462,793	57,943	22,900	543,636
Total costs of goods sold	5,593,644	1,319,179	127,814	7,040,637
Gross profit	1,021,388	236,046	42,508	1,299,942
Operating expenses:
Selling and administrative expenses	790,913	192,485	30,367	1,013,765
Severance and restructuring expenses	9,273	2,989	132	12,394
Acquisition and integration related expenses	2,004	204	—	2,208
Earnings from operations	$219,198	$40,368	$12,009	$271,575
The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31,
	2022	2021
North America	$5,219,480	$4,920,220
EMEA	939,327	828,456
APAC	153,232	148,737
Corporate assets and intercompany eliminations, net	(1,199,458)	(1,208,333)
Total assets	$5,112,581	$4,689,080
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2022
Net sales	$7,973,814	$838,943	$1,618,434	$10,431,191
Total long-lived assets	$182,482	$4,601	$17,177	$204,260
2021
Net sales	$7,046,742	$826,800	$1,562,571	$9,436,113
Total long-lived assets	$144,777	$9,282	$22,204	$176,263
2020
Net sales	$6,237,901	$805,401	$1,297,277	$8,340,579
Total long-lived assets	$110,161	$11,042	$24,813	$146,016
Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2022	2021	2020
Depreciation and amortization of property and equipment:
North America	$20,587	$18,532	$22,396
EMEA	2,538	4,256	5,073
APAC	597	588	556
	23,722	23,376	28,025
Amortization of intangible assets:
North America	30,735	29,576	34,990
EMEA	1,696	1,971	2,088
APAC	461	498	457
	32,892	32,045	37,535
Total	$56,614	$55,421	$65,560
(20)    Acquisitions
Hanu
Effective June 1, 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $68,248,000, excluding the estimated fair value of an earn out with a maximum value of $20,000,000 and hold backs for representations and warranties of approximately $8,501,000 to be paid in future periods. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security to clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

The preliminary fair value of net assets acquired was approximately $22,326,000, including $24,750,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information currently available. Goodwill acquired approximated $69,923,000 which was recorded in our North America operating segment.

We have not finalized the purchase price allocation in relation to this acquisition as work on certain liabilities, including tax related balances, is not yet complete. We do not believe that the completion of this work will materially modify the preliminary purchase price allocation. We expect to complete our purchase price allocation prior to June 1, 2023.

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
Item 9A. Controls and Procedures
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022.
(b)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other information required by this item can be found in our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 (our “Proxy Statement”) and is incorporated herein by reference.
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
Our independent registered public accounting firm is KPMG LLP, Phoenix, AZ, PCAOB Firm ID: 185.
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
Item 16. Form 10-K Summary
None.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2022
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)	Agreement and Plan of Merger, dated as of November 6, 2016, by and among Insight Enterprises, Inc., Reef Acquisition Co., and Datalink Corporation	8-K	000-25092	2.1	November 7, 2016

2.2(1)	Agreement and Plan of Merger, dated as of June 23, 2019, by and among Insight Enterprises, Inc., Trojan Acquisition Corp. and PCM	8-K	000-25092	2.1	June 24, 2019

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee.	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

10.1(2)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(3)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(3)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(3)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(3)	Restricted Stock Unit Agreement Template for Service-Based Awards	10-K	000-25092	10.5	February 18, 2022

10.6(3)	Restricted Stock Unit Agreement Template for Performance-Based (ROIC) Awards	10-K	000-25092	10.6	February 18, 2022

10.7(3)	Restricted Stock Unit Agreement Template for Performance-Based (Relative Total Shareholder Return Performance Goal) Awards	10-K	000-25092	10.7	February 18, 2022

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2022
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.8(3)	Insight Enterprises, Inc. Executive Management Separation Plan effective as of August 29, 2019	10-Q	000-25092	10.1	May 6, 2021

10.9(3)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

10.10(3)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.11(3)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.12(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Jeffery Shumway, dated May 6, 2019	10-K	000- 25092	10.12	February 21, 2020

10.14(3)	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen effective October 14, 2021	8-K	000-25092	10.1	October 18, 2021

10.15(3)	Executive Employment Agreement between Insight Enterprises, Inc. and James A. Morgado dated as of January 17, 2022	10-K	000-25092	10.15	February 18, 2022

10.16(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Daniel Burger dated as of March 15, 2022	10-Q	000-25092	10.1	May 5, 2022

10.17(3)	Executive Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022	10-Q	000-25092	10.1	August 4, 2022

10.18	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.19	Form of Warrant Confirmation.	8-K	000-25092	10.2	August 15, 2019

10.20(4)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	August 30, 2019

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2022
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.21	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto.	10-Q	000-25092	10.2	August 6, 2020

10.22
Second Amendment to Credit Agreement, dated as of December 31, 2021, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto.
X

10.23	Third Amendment to Credit Agreement, dated as of July 22, 2022, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	July. 26, 2022

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated January 18, 2023					X

24.2	Power of Attorney for Richard E. Allen dated January 17, 2023					X

24.3	Power of Attorney for Bruce W. Armstrong dated January 18, 2023					X

24.4	Power of Attorney for Linda M. Breard dated January 17, 2023					X

24.5	Power of Attorney for Catherine Courage dated February 1, 2023					X

24.6	Power of Attorney for Anthony A. Ibargüen dated January 17, 2023					X

24.7	Power of Attorney for Kathleen S. Pushor dated January 22, 2023					X

24.8	Power of Attorney for Girish Rishi dated January 20, 2023					X

24.9	Power of Attorney for Alexander L. Baum dated January 17, 2023					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2022
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
(2)We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Alexander L. Baum, Linda M. Breard, Glynis A. Bryan, Dee Burger, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Rachael A. Crump, Adrian Gregory, Anthony A. Ibargüen, James A. Morgado, Joyce A. Mullen, Sumana Nallapati, Kathleen S. Pushor, Girish Rishi, and Jennifer M. Vasin. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
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
Dated: February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joyce A. Mullen	President, Chief Executive Officer and Director (principal executive officer)	February 16, 2023
Joyce A. Mullen

/s/ Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 16, 2023
Glynis A. Bryan

/s/ Rachael A. Crump	Global Corporate Controller (principal accounting officer)	February 16, 2023
Rachael A. Crump

/s/ Timothy A. Crown*	Chairman of the Board	February 16, 2023
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 16, 2023
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 16, 2023
Bruce W. Armstrong

/s/ Alexander L. Baum*	Director	February 16, 2023
Alexander L. Baum

/s/ Linda M. Breard*	Director	February 16, 2023
Linda M. Breard

/s/ Catherine Courage*	Director	February 16, 2023
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 16, 2023
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 16, 2023
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 16, 2023
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact