Form 10-Q
period 2023-03-31
INSIGHT ENTERPRISES INC
filed 2023-05-02
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
The number of shares outstanding of the issuer’s common stock as of April 28, 2023 was 33,262,388.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2023

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our future responses to and the potential impact of coronavirus strain COVID-19 (“COVID-19”) on our Company; our expectations regarding current supply constraints, including that supply constraints and extended lead times for networking and infrastructure products may impact results into the latter part of 2023 and possibly into 2024; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates and higher interest expense will continue for the remainder of 2023, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that holders of our convertible senior notes (the “Notes”) will not convert their Notes in the near term; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, to make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in "Risk Factors" in Part II, Item 1A of this report:
•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and in the requirements year over year;
•our ability to keep pace with rapidly evolving technological advances and the evolving competitive marketplace;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$175,726	$163,637
Accounts receivable, net of allowance for doubtful accounts of $14,336 and $15,161, respectively	3,087,105	3,272,371
Inventories	265,570	265,154
Other current assets	217,415	199,506
Total current assets	3,745,816	3,900,668
Property and equipment, net of accumulated depreciation and amortization of $215,418 and $214,981, respectively	200,969	204,260
Goodwill	493,724	493,033
Intangible assets, net of accumulated amortization of $146,893 and $142,297, respectively	196,879	204,998
Other assets	323,140	309,622
	$4,960,528	$5,112,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,711,878	$1,785,076
Accounts payable—inventory financing facilities	410,126	301,314
Accrued expenses and other current liabilities	415,519	433,789
Current portion of long-term debt	346,672	346,228
Total current liabilities	2,884,195	2,866,407
Long-term debt	168,875	291,672
Deferred income taxes	28,728	32,844
Other liabilities	305,132	283,590
	3,386,930	3,474,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 33,261 shares at March 31, 2023 and 34,009 shares at December 31, 2022 issued and outstanding	333	340
Additional paid-in capital	317,283	327,872
Retained earnings	1,310,178	1,368,658
Accumulated other comprehensive loss – foreign currency translation adjustments	(54,196)	(58,802)
Total stockholders’ equity	1,573,598	1,638,068
	$4,960,528	$5,112,581
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales:
Products	$1,967,645	$2,310,287
Services	356,302	340,563
Total net sales	2,323,947	2,650,850
Costs of goods sold:
Products	1,772,729	2,107,209
Services	159,903	164,780
Total costs of goods sold	1,932,632	2,271,989
Gross profit:
Products	194,916	203,078
Services	196,399	175,783
Gross profit	391,315	378,861
Operating expenses:
Selling and administrative expenses	310,001	297,640
Severance and restructuring expenses	3,802	1,372
Acquisition and integration related expenses	51	—
Earnings from operations	77,461	79,849
Non-operating (income) expense:
Interest expense, net	10,348	8,068
Other expense (income), net	752	(2,843)
Earnings before income taxes	66,361	74,624
Income tax expense	16,389	17,993
Net earnings	$49,972	$56,631
Net earnings per share:
Basic	$1.48	$1.62
Diluted	$1.34	$1.53
Shares used in per share calculations:
Basic	33,706	34,974
Diluted	37,207	36,981

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net earnings	$49,972	$56,631
Other comprehensive gain, net of tax:
Foreign currency translation adjustments	4,606	1,865
Total comprehensive income	$54,578	$58,496
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	165	2	—	—	(7,922)	—	—	(7,920)
Stock-based compensation expense	—	—	—	—	6,896	—	—	6,896
Repurchase of treasury stock	—	—	(913)	(117,129)	—	—	—	(117,129)
Retirement of treasury stock	(913)	(9)	913	117,129	(8,668)	—	(108,452)	—
Excise tax on stock repurchases	—	—	—	—	(895)	—	—	(895)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	4,606	—	4,606
Net earnings	—	—	—	—	—	—	49,972	49,972
Balances at March 31, 2023	33,261	$333	—	$—	$317,283	$(54,196)	$1,310,178	$1,573,598
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	175	2	—	—	(6,599)	—	—	(6,597)
Stock-based compensation expense	—	—	—	—	5,007	—	—	5,007
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,865	—	1,865
Net earnings	—	—	—	—	—	—	56,631	56,631
Balances at March 31, 2022	35,072	$351	—	$—	$321,959	$(25,229)	$1,242,110	$1,539,191
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$49,972	$56,631
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,663	13,314
Provision for losses on accounts receivable	1,484	1,031
Non-cash stock-based compensation	6,896	5,007
Deferred income taxes	(4,284)	(1,715)
Amortization of debt issuance costs	1,213	1,623
Other adjustments	2,122	(106)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	197,918	(103,326)
Increase in inventories	(1,146)	(57,876)
(Increase) decrease in other assets	(22,794)	4,111
Decrease in accounts payable	(76,783)	(137,144)
Decrease in accrued expenses and other liabilities	(9,101)	(65,789)
Net cash provided by (used in) operating activities:	160,160	(284,239)
Cash flows from investing activities:
Purchases of property and equipment	(9,106)	(25,745)
Net cash used in investing activities:	(9,106)	(25,745)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,016,980	1,151,440
Repayments on ABL revolving credit facility	(1,140,774)	(831,440)
Net borrowings under inventory financing facilities	108,257	6,692
Repurchases of common stock	(117,129)	—
Other payments	(7,988)	(6,738)
Net cash (used in) provided by financing activities:	(140,654)	319,954
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	1,652	969
Increase in cash, cash equivalents and restricted cash	12,052	10,939
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$177,770	$116,916

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Recently Issued Accounting Standards
We help our clients accelerate their digital journey to modernize their business and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 35 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions at every opportunity. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment	Geography
North America	United States and Canada
EMEA	Europe, Middle East and Africa
APAC	Asia-Pacific
Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software, certain software-related services and cloud solutions.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2023 and our results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards
In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50)”. This standard is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2023, with the exception of the roll-forward information requirement. The adoption did not have a material effect on the Company's disclosures.
There have been no other material changes in or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Current receivables, which are included in “Accounts receivable, net”	$3,087,105	$3,272,371
Non-current receivables, which are included in “Other assets”	181,782	161,837
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	108,186	102,057
Changes in the contract liabilities balances during the three months ended March 31, 2023 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2022	$102,057
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(26,611)
Cash received in advance and not recognized as revenue	32,740
Balances at March 31, 2023	$108,186
During the three months ended March 31, 2022, the Company recognized revenue of $31,452,000 related to its contract liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2023	$88,421
2024	36,634
2025	17,345
2026 and thereafter	8,287
Total remaining performance obligations	$150,687
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2023 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 23 months.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3.    Net Earnings Per Share
Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying the Notes and the warrants relating to the Call Spread Transactions. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net earnings	$49,972	$56,631
Denominator:
Weighted average shares used to compute basic EPS	33,706	34,974
Dilutive potential common shares due to dilutive RSUs, net of tax effect	314	330
Dilutive potential common shares due to the Notes	2,310	1,677
Dilutive potential common shares due to the Warrants	877	—
Weighted average shares used to compute diluted EPS	37,207	36,981
Net earnings per share:
Basic	$1.48	$1.62
Diluted	$1.34	$1.53
For the three months ended March 31, 2023, 84,137 of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three months ended March 31, 2022, 13,000 of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants related to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
4.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
ABL revolving credit facility	$168,822	$291,599
Convertible senior notes due 2026	346,647	346,199
Finance leases and other financing obligations	78	102
Total	515,547	637,900
Less: current portion of long-term debt	(346,672)	(346,228)
Long-term debt	$168,875	$291,672

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility now provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility now matures on July 22, 2027. As of March 31, 2023, eligible accounts receivable and inventory permitted availability to $1,587,950,000 of the full $1,800,000,000 facility amount, of which $168,822,000 was outstanding.
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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “market price trigger”); (2) during the five business day period after any five days consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.
The Notes exceeded the market price trigger of $88.82 in the first quarter of 2023 and as such, the Notes are convertible at the option of the holders through June 30, 2023. All of the Notes remain outstanding at March 31, 2023. The notes are convertible at the option of the holders at March 31, 2023 and, if converted, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs are classified as a current liability. If the Notes continue to exceed the market price trigger in future periods, they

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
Upon conversion, we will pay cash equal to the principal amount of the Notes, plus shares of our common stock for any additional amounts due. The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their Notes in connection with those events or during the related redemption period in certain circumstances.
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of March 31, 2023, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Liability:
Principal	$350,000	$350,000
Less: debt issuance costs, net of accumulated amortization	(3,353)	(3,801)
Net carrying amount	$346,647	$346,199

In January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Notes in cash. As a result of this election, at period ends where the market price, or other conversion triggers are met, the Notes will be classified in our consolidated balance sheet as current.

The remaining life of the debt issuance cost accretion is approximately 1.87 years. The effective interest rate on the principal of the Notes is 0.75%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three months ended March 31, 2023 and 2022 is made up of contractual coupon interest and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection and concurrent with the issuance of the Notes, we entered into the Call Spread Transactions with respect to the Company’s common stock.
The convertible note hedge consists of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. The hedge expires on February 15, 2025 and can only be concurrently executed upon the conversion of the Notes. We paid approximately $66,325,000 for the convertible note hedge transaction.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
Inventory Financing Facilities
We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. The inventory financing facilities will remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and LIBOR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. The PNC facility allows for an alternative rate to be identified if LIBOR is no longer available. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of March 31, 2023, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $410,126,000 was outstanding.
5.    Income Taxes
Our effective tax rate for the three months ended March 31, 2023 and 2022 were 24.7% and 24.1%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.
As of March 31, 2023 and December 31, 2022, we had approximately $15,806,000 and $14,814,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $2,124,000 and $1,642,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions would affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6.    Share Repurchase Program
On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from our prior authorization. As of March 31, 2023, approximately $99,958,155 remained available for repurchases under this share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended March 31, 2023, we repurchased 913,445 shares of our common stock on the open market at a total cost of $117,129,000 (an average price of $128.23 per share). During the three months ended March 31, 2022, we did not repurchase any shares of our common stock.
7.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2023, we had approximately $27,984,413 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2023. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2023. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.    Segment Information
We operate in three reportable geographic operating segments: North America; EMEA; and APAC. Our offerings in North America and certain countries in EMEA and APAC include IT hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments are largely software, certain software-related services and cloud solutions.
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,155,639	$162,890	$10,316	$1,328,845
Software	394,797	214,561	29,442	638,800
Services	283,528	49,553	23,221	356,302
	$1,833,964	$427,004	$62,979	$2,323,947
Major Client Groups
Large Enterprise / Corporate	$1,293,533	$309,063	$21,402	$1,623,998
Commercial	372,025	4,790	17,025	393,840
Public Sector	168,406	113,151	24,552	306,109
	$1,833,964	$427,004	$62,979	$2,323,947
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,725,177	$401,343	$53,884	$2,180,404
Net revenue recognition (Agent)	108,787	25,661	9,095	143,543
	$1,833,964	$427,004	$62,979	$2,323,947

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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2023 or 2022.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,550,436	$377,451	$39,758	$1,967,645
Services	283,528	49,553	23,221	356,302
Total net sales	1,833,964	427,004	62,979	2,323,947
Costs of goods sold:
Products	1,387,962	347,633	37,134	1,772,729
Services	130,858	18,483	10,562	159,903
Total costs of goods sold	1,518,820	366,116	47,696	1,932,632
Gross profit	315,144	60,888	15,283	391,315
Operating expenses:
Selling and administrative expenses	248,820	49,905	11,276	310,001
Severance and restructuring expenses	3,087	702	13	3,802
Acquisition and integration related expenses	51	—	—	51
Earnings from operations	$63,186	$10,281	$3,994	$77,461

	Three Months Ended March 31, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,792,866	$483,025	$34,396	$2,310,287
Services	271,639	48,408	20,516	340,563
Total net sales	2,064,505	531,433	54,912	2,650,850
Costs of goods sold:
Products	1,625,775	449,632	31,802	2,107,209
Services	138,646	17,031	9,103	164,780
Total costs of goods sold	1,764,421	466,663	40,905	2,271,989
Gross profit	300,084	64,770	14,007	378,861
Operating expenses:
Selling and administrative expenses	235,220	52,326	10,094	297,640
Severance and restructuring expenses	304	1,068	—	1,372
Earnings from operations	$64,560	$11,376	$3,913	$79,849

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2023	December 31, 2022
North America	$5,285,303	$5,219,480
EMEA	898,680	939,327
APAC	171,296	153,232
Corporate assets and intercompany eliminations, net	(1,394,751)	(1,199,458)
Total assets	$4,960,528	$5,112,581
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization of property and equipment:
North America	$5,648	$4,420
EMEA	596	807
APAC	109	162
	6,353	5,389
Amortization of intangible assets:
North America	7,785	7,348
EMEA	412	457
APAC	113	120
	8,310	7,925
Total	$14,663	$13,314

9.    Acquisition

Effective June 1, 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a cash purchase price, net of cash and cash equivalents acquired, of approximately $83,555,000, including $15,307,000 attributed to an earn out agreement, but excluding hold backs for representations and warranties of approximately $8,501,000 to be paid in future periods. We finalized the earn out and paid $10,748,000 in April 2023 and expect to pay the remaining amount due in May 2023. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security to clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

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
Quarterly Overview
Today, every business needs to be a technology business. We help our clients accelerate their digital journal to modernize their business and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 35 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions at every opportunity. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
On a consolidated basis, for the three months ended March 31, 2023:
•Net sales of $2.3 billion decreased 12% compared to the three months ended March 31, 2022. The decrease in net sales reflects a decrease in hardware net sales, partially offset by an increase in services net sales. We believe hardware sales have declined throughout the industry. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 11% compared to the first quarter of 2022.
•Gross profit of $391.3 million increased 3% compared to the three months ended March 31, 2022. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 5% compared to the first quarter of 2022.
•Compared to the three months ended March 31, 2022, gross margin expanded approximately 250 basis points to 16.8% of net sales in the three months ended March 31, 2023. This expansion primarily reflects an increase in higher margin services net sales, particularly cloud net sales, compared to the same period in the prior year.
•Earnings from operations decreased 3%, year to year, to $77.5 million in the first quarter of 2023 compared to $79.8 million in the first quarter of 2022. The decrease was primarily due to increases in selling and administrative expenses and severance and restructuring expenses, partially offset by increased gross profit in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 1% year to year.
•Net earnings and diluted earnings per share were $50.0 million and $1.34, respectively, for the first quarter of 2023. This compares to net earnings of $56.6 million and diluted earnings per share of $1.53 for the first quarter of 2022. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share decreased 11% year to year.
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
COVID-19, Supply Chain Constraints and Inflation Update

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and reduced workforce participation. We saw minimal negative impact of COVID-19 on our first quarter 2023 financial results; however, supply constraints for certain products have persisted. We anticipate that continued supply constraints and extended lead times for networking and infrastructure products may now impact results into the latter part of 2023 and possibly into 2024. In addition, inflation has resulted in higher interest rates on all of our variable rate facilities compared to the first quarter of 2022 and we expect these higher rates and higher interest expense will continue for the remainder of 2023.

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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Costs of goods sold	83.2	85.7
Gross profit	16.8	14.3
Selling and administrative expenses	13.3	11.2
Severance and restructuring expenses and acquisition and integration related expenses	0.2	0.1
Earnings from operations	3.3	3.0
Non-operating expense, net	0.4	0.2
Earnings before income taxes	2.9	2.8
Income tax expense	0.7	0.7
Net earnings	2.2%	2.1%
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
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can change significantly in the amounts made available and in the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net Sales. Net sales for the three months ended March 31, 2023 decreased 12%, year to year, to $2.3 billion compared to the three months ended March 31, 2022, reflecting decreases in our North America and EMEA segments. Our net sales by operating segment were as follows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022
North America	$1,833,964	$2,064,505	(11)%
EMEA	427,004	531,433	(20)%
APAC	62,979	54,912	15%
Consolidated	$2,323,947	$2,650,850	(12)%
Our net sales by offering category for North America for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2023	2022
Hardware	$1,155,639	$1,451,319	(20)%
Software	394,797	341,547	16%
Services	283,528	271,639	4%
	$1,833,964	$2,064,505	(11)%
Net sales in North America decreased 11%, or $230.5 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by a decrease in hardware net sales. Hardware net sales decreased by 20%, year to year. This decrease was partially offset by software and services net sales increases of 16% and 4%, respectively, year over year. The net changes for the three months ended March 31, 2023 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients. This decline was primarily attributable to devices and was consistent with our expectations as well as with declines observed throughout the industry.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for EMEA for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2023	2022
Hardware	$162,890	$210,623	(23)%
Software	214,561	272,402	(21)%
Services	49,553	48,408	2%
	$427,004	$531,433	(20)%
Net sales in EMEA decreased 20%, or $104.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 13%, year to year. Net sales of hardware and software decreased by 23% and 21%, respectively, year to year, partially offset by an increase in services net sales of 2%, year over year. The net changes for the three months ended March 31, 2023 were the result of the following:
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector clients and decline in sales of devices.
•The increase in services net sales year over year was primarily due to an increase in fees for cloud solutions.
Our net sales by offering category for APAC for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2023	2022
Hardware	$10,316	$11,646	(11)%
Software	29,442	22,750	29%
Services	23,221	20,516	13%
	$62,979	$54,912	15%
Net sales in APAC increased 15%, or $8.1 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 21%, year over year. Net sales of software and services increased by 29% and 13%, respectively, year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
These increases were partially offset by a decrease in hardware net sales of 11%, year to year. The net changes for the three months ended March 31, 2023 were the result of the following:
•The increase in software net sales was due to higher volume of sales to public sector clients partially offset by continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and an increase in fees for cloud solutions.
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise clients.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2023 and 2022:

	North America		EMEA			APAC
	Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
Sales Mix	2023	2022	2023	2022		2023	2022
Hardware	63%	70%	38%	40%		16%	21%
Software	22%	17%	50%	51%		47%	42%
Services	15%	13%	12%	9%		37%	37%
	100%	100%	100%	100%	`	100%	100%
Gross Profit. Gross profit increased 3%, or $12.5 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, with gross margin expanding approximately 250 basis points to 16.8% for the three months ended March 31, 2023 compared to 14.3% for the three months ended March 31, 2022.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	% of Net Sales	2022	% of Net Sales
North America	$315,144	17.2%	$300,084	14.5%
EMEA	60,888	14.3%	64,770	12.2%
APAC	15,283	24.3%	14,007	25.5%
Consolidated	$391,315	16.8%	$378,861	14.3%
North America's gross profit for the three months ended March 31, 2023 increased 5%, or $15.1 million, compared to the three months ended March 31, 2022. As a percentage of net sales, gross margin expanded approximately 270 basis points to 17.2% for the first quarter of 2023. The year over year net increase in gross margin was primarily attributable to the following:
•A net increase in product margin of 77 basis points, year over year, and an increase in services margin of 188 basis points compared to the same period in the prior year.
•The increase in services margin during the current quarter reflects an increase in fees for cloud solutions and an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services).

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in product margin is due in part to a shift away from devices towards higher margin infrastructure sales and also sales of software at higher margins partially due to changes in product and client mix.

EMEA's gross profit for the three months ended March 31, 2023 decreased 6%, or $3.9 million, year to year (increasing 1% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2022. As a percentage of net sales, gross margin expanded 210 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 70 basis points and an increase in margin from services net sales of 137 basis points.
•The increase in product margin is primarily the result of sales of software at higher margins than in the same period in the prior year.
•The increase in services margin is primarily the result of higher fees from cloud solutions and an increase in net sales of software maintenance.
APAC's gross profit for the three months ended March 31, 2023 increased 9%, or $1.3 million, year over year (increasing 14% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2022. As a percentage of net sales, gross margin contracted 120 basis points, year to year. The year to year net decline in gross margin was primarily attributable to the following:

•A decrease in product margin of 56 basis points and a decline in services margin of 68 basis points.
•The decline in product margin was due to higher volume of software net sales with public sector clients at lower margins than in the prior year period.
•The contracted services margin was driven by lower margins on Insight Core services and lower net sales of software maintenance partially offset by higher volume of cloud solutions recognized on a net basis.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $12.4 million, or 4% (increasing 6% when excluding fluctuating foreign currency exchange rates), for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Selling and administrative expenses increased approximately 210 basis points as a percentage of net sales in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall net increase in selling and administrative expenses reflects an increase in other expenses of $9.1 million and an $8.4 million increase in personnel costs, including teammate benefits, year over year. The increase in other expenses was driven by an increase in service agreement fees and third party transformation costs incurred in the current quarter to support our strategic plan. The increase in personnel costs reflects an increase in overall teammate headcount in the current year period. These increases were partially offset by a $7.1 million decrease in professional fees, year to year.
Severance and Restructuring Expenses, Net. During the three months ended March 31, 2023, we recorded severance and restructuring expense, net of adjustments, of approximately $3.8 million. Comparatively, during the three months ended March 31, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $1.4 million. The charges primarily related to a realignment of certain roles and responsibilities.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Earnings from Operations. Earnings from operations decreased 3%, or $2.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	% of Net Sales	2022	% of Net Sales
North America	$63,186	3.4%	$64,560	3.1%
EMEA	10,281	2.4%	11,376	2.1%
APAC	3,994	6.3%	3,913	7.1%
Consolidated	$77,461	3.3%	$79,849	3.0%
North America's earnings from operations for the three months ended March 31, 2023 decreased $1.4 million, or 2%, compared to the three months ended March 31, 2022. As a percentage of net sales, earnings from operations increased by approximately 30 basis points to 3.4%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses, partially offset by an increase in gross profit when compared to the three months ended March 31, 2022.
EMEA's earnings from operations for the three months ended March 31, 2023 decreased $1.1 million, or 10% (decreasing 4% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2022. As a percentage of net sales, earnings from operations increased by approximately 30 basis points to 2.4%. The decrease in earnings from operations was driven by the decrease in gross profit, partially offset by a decrease in selling and administrative expenses compared to the three months ended March 31, 2022.
APAC's earnings from operations for the three months ended March 31, 2023 increased $0.1 million, or 2% (increasing 5% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2022. As a percentage of net sales, earnings from operations decreased by approximately 80 basis points to 6.3%. The increase in earnings from operations was driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses compared to the three months ended March 31, 2022.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and the Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended March 31, 2023 increased 28%, or $2.3 million, compared to the three months ended March 31, 2022. The increase was primarily due to higher interest rates under our ABL facility.
Imputed interest under our inventory financing facilities was $4.0 million for the three months ended March 31, 2023 compared to $4.3 million for the three months ended March 31, 2022.

Other Expense (Income), Net. Other expense (income), net changed $3.6 million, from other income, net of $2.8 million in the three months ended March 31, 2022, compared to other expense, net of $0.8 million in the three months ended March 31, 2023. The change primarily related to foreign currency exchange losses resulting from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. See Note 12 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Income Tax Expense. Our effective tax rate of 24.7% for the three months ended March 31, 2023 was higher than our effective tax rate of 24.1% for the three months ended March 31, 2022. The increase in our effective tax rate was primarily due to a reduction in research and development and other tax credits, partially offset by higher excess tax benefits on the settlement of employee share-based compensation in the current year period.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$160,160	$(284,239)
Net cash used in investing activities	(9,106)	(25,745)
Net cash (used in) provided by financing activities	(140,654)	319,954
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	1,652	969
Increase in cash, cash equivalents and restricted cash	12,052	10,939
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$177,770	$116,916
Cash and Cash Flow
•Our primary uses of cash during the three months ended March 31, 2023 were to fund repurchases of our common stock and pay down the ABL facility.
•Operating activities provided $160.2 million in cash during the three months ended March 31, 2023, compared to cash used in operating activities of $284.2 million during the three months ended March 31, 2022.
•Capital expenditures were $9.1 million and $25.7 million, for the three months ended March 31, 2023 and 2022, respectively.
•During the three months ended March 31, 2023, we repurchased $117.1 million of our common stock compared to no repurchases during the three months ended March 31, 2022.
•Net repayments under our ABL facility during the three months ended March 31, 2023 were $123.8 million compared to net borrowings of $320.0 million during the three months ended March 31, 2022.
•We had net borrowings under our inventory financing facilities of $108.3 million during the three months ended March 31, 2023 compared to net borrowings of $6.7 million during the three months ended March 31, 2022.
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
Net cash provided by (used in) operating activities
•Our cash conversion cycle is inverted, meaning on average we pay our partners on terms shorter than we receive payments from our clients. This means we generate more cash in our operations in periods of sequential decline in sales and particularly in hardware net sales.
•Cash flow provided by operating activities in the first three months of 2023 was $160.2 million compared to cash used in operating activities of $284.2 million in the first three months of 2022.
•The increase in cash flow from operating activities was primarily driven by the decline in hardware net sales in the current year period and changes in partner mix.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2023	2022
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	120	103
Days inventory outstanding (“DIOs”) (b)	12	15
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(99)	(77)
Cash conversion cycle (days) (d)	33	41
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 33 days in the first quarter of 2023, down 8 days from the first quarter of 2022.
•The net changes were a result of a 22 day increase in DPOs and a 3 day decrease in DIOs, partially offset by a 17 day increase in DSOs. The increase in DPOs is primarily due to the impacts of netting on certain transaction streams (agent net revenue) that flow through accounts payable on a gross basis while flowing through our income statement on a net basis. The increase is also due to changes in partner mix, including an increase in the balances on our inventory financing facilities which have longer payment terms than discount vendors. The increase in DSOs is primarily due to the impacts of netting on certain revenue streams (agent net revenue) that flow through accounts receivable on a gross basis while flowing through our income statement on a net basis. The decrease in DIOs is due to a return to normalized inventory levels.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $1.7 billion and $1.3 billion in the first quarter of 2023 and 2022, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in a reduction to our cash conversion cycle from 33 days down to 23 days in the first quarter of 2023 and from 41 days down to 30 days in the first quarter of 2022.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2023 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to fund repurchases of our common stock and for strategic acquisitions.
Net cash used in investing activities
•Capital expenditures were $9.1 million and $25.7 million for the three months ended March 31, 2023 and 2022, respectively. The majority of the capital expenditures in the first three months of 2022 were used for our global corporate headquarters with no comparable activity in the first three months of 2023.
•We expect capital expenditures for the full year 2023 to be in a range of $55.0 to $60.0 million.
Net cash (used in) provided by financing activities
•During the three months ended March 31, 2023, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $123.8 million.
•During the three months ended March 31, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $320.0 million.
•We had net borrowings under our inventory financing facilities of $108.3 million during the three months ended March 31, 2023 compared to net borrowings of $6.7 million during the three months ended March 31, 2022.
•During the three months ended March 31, 2023, we repurchased $117.1 million of our common stock.
•During the three months ended March 31, 2022, we did not repurchase any of our common stock.

Financing Facilities
Our debt balance as of March 31, 2023 was $515.5 million, including our finance lease obligations for certain IT equipment and other financing obligations.
•We expanded the maximum borrowing capacity under our ABL facility in July 2022 from $1.2 billion to $1.8 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2023, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit agreement contains customary affirmative and negative covenants and events of default. At March 31, 2023, we were in compliance with all such covenants.

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
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $410.1 million was outstanding at March 31, 2023.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of March 31, 2023, we had approximately $142.3 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and the Netherlands. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
There have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of March 31, 2023, the fair market value of our Notes was $732 million. For additional information about our Notes, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2023.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31 2023	201,747	$104.08	201,747	$196,088,653
February 1, 2023 through February 28, 2023	119,677	130.32	119,677	180,492,491
March 1, 2023 through March 31, 2023	592,021	136.03	592,021	99,958,155
Total	913,445		913,445
On May 6, 2021, we announced that our Board of Directors had authorized the repurchase of up to $125,000,000 of our common stock. On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including the $50,000,000 that remained available from the prior authorization. As of March 31, 2023, approximately $99,958,155 remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Specimen Common Stock Certificate (P)	S-1	33-86142	4.1	January 20, 1995
10.1	Employment Agreement between Insight Enterprises, Inc. and Sumana Nallapti dated as of March 20, 2022					X
10.2	Employment Agreement between Insight Enterprises, Inc. and Adrian Gregory dated as of October 05, 2022					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(p)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 2, 2023	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)