Form 10-Q
period 2023-06-30
INSIGHT ENTERPRISES INC
filed 2023-08-03
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
The number of shares outstanding of the issuer’s common stock as of July 28, 2023 was 35,572,967.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2023

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding current supply constraints, including that supply constraints and extended lead times for networking and infrastructure products could impact results into the latter part of 2023; our expectations regarding the device market, the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates and higher interest expense will continue for the remainder of 2023, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that holders of our convertible senior notes (the “Notes”) will not convert their Notes in the near term; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our plans to use cash flow from operations for working capital, to pay down debt, repurchase shares of our common stock, to make capital expenditures, and fund acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in "Risk Factors" in Part II, Item 1A of this report:
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
•supply constraints for products;
•the duration and severity of the coronavirus strain COVID-19 pandemic and its effects on our business, results of operations and financial condition, as well as the widespread outbreak of any other illnesses or communicable diseases;

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
~~•~~possible significant fluctuations in our future operating results as well as seasonality and variability in client demands;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$195,954	$163,637
Accounts receivable, net of allowance for doubtful accounts of $13,567 and $15,161, respectively	3,666,077	3,272,371
Inventories	248,188	265,154
Other current assets	229,556	199,506
Total current assets	4,339,775	3,900,668
Property and equipment, net of accumulated depreciation and amortization of $218,300 and $214,981, respectively	201,646	204,260
Goodwill	494,979	493,033
Intangible assets, net of accumulated amortization of $155,515 and $142,297, respectively	189,383	204,998
Other assets	316,548	309,622
	$5,542,331	$5,112,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,224,378	$1,785,076
Accounts payable—inventory financing facilities	333,096	301,314
Accrued expenses and other current liabilities	408,645	433,789
Current portion of long-term debt	347,115	346,228
Total current liabilities	3,313,234	2,866,407
Long-term debt	337,950	291,672
Deferred income taxes	32,194	32,844
Other liabilities	289,998	283,590
	3,973,376	3,474,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,568 shares at June 30, 2023 and 34,009 shares at December 31, 2022 issued and outstanding	326	340
Additional paid-in capital	318,078	327,872
Retained earnings	1,297,558	1,368,658
Accumulated other comprehensive loss – foreign currency translation adjustments	(47,007)	(58,802)
Total stockholders’ equity	1,568,955	1,638,068
	$5,542,331	$5,112,581
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Products	$1,945,609	$2,349,242	$3,913,254	$4,659,529
Services	403,987	394,135	760,289	734,698
Total net sales	2,349,596	2,743,377	4,673,543	5,394,227
Costs of goods sold:
Products	1,749,448	2,135,895	3,522,177	4,243,104
Services	166,958	169,593	326,861	334,373
Total costs of goods sold	1,916,406	2,305,488	3,849,038	4,577,477
Gross profit:
Products	196,161	213,347	391,077	416,425
Services	237,029	224,542	433,428	400,325
Gross profit	433,190	437,889	824,505	816,750
Operating expenses:
Selling and administrative expenses	318,243	306,001	628,244	603,641
Severance and restructuring expenses, net	(3,770)	692	32	2,064
Acquisition and integration related expenses	106	1,640	157	1,640
Earnings from operations	118,611	129,556	196,072	209,405
Non-operating (income) expense:
Interest expense, net	9,405	9,383	19,753	17,451
Other (income) expense, net	(60)	312	692	(2,531)
Earnings before income taxes	109,266	119,861	175,627	194,485
Income tax expense	28,784	30,677	45,173	48,670
Net earnings	$80,482	$89,184	$130,454	$145,815
Net earnings per share:
Basic	$2.43	$2.54	$3.91	$4.16
Diluted	$2.17	$2.42	$3.51	$3.95
Shares used in per share calculations:
Basic	33,101	35,083	33,403	35,028
Diluted	37,039	36,821	37,123	36,901

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$80,482	$89,184	$130,454	$145,815
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	7,189	(20,601)	11,795	(18,736)
Total comprehensive income	$87,671	$68,583	$142,249	$127,079
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at March 31, 2023	33,261	$333	—	$—	$317,283	$(54,196)	$1,310,178	$1,573,598
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	27	—	—	—	(1,083)	—	—	(1,083)
Stock-based compensation expense	—	—	—	—	9,767	—	—	9,767
Repurchase of treasury stock	—	—	(720)	(99,980)	—	—	—	(99,980)
Retirement of treasury stock	(720)	(7)	720	99,980	(6,870)	—	(93,102)	1
Excise tax on stock repurchases	—	—	—	—	(1,019)	—	—	(1,019)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	7,189	—	7,189
Net earnings	—	—	—	—	—	—	80,482	80,482
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
Balances at March 31, 2022	35,072	$351	—	$—	$321,959	$(25,229)	$1,242,110	$1,539,191
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	21	—	—	—	(104)	—	—	(104)
Stock-based compensation expense	—	—	—	—	5,427	—	—	5,427
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(20,601)	—	(20,601)
Net earnings	—	—	—	—	—	—	89,184	89,184
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	193	2	—	—	(9,007)	—	—	(9,005)
Stock-based compensation expense	—	—	—	—	16,663	—	—	16,663
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,554)	1
Excise tax on stock repurchases	—	—	—	—	(1,913)	—	—	(1,913)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	11,795	—	11,795
Net earnings	—	—	—	—	—		130,454	130,454
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	196	2	—	—	(6,703)	—	—	(6,701)
Stock-based compensation expense	—	—	—	—	10,434	—	—	10,434
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(18,736)	—	(18,736)
Net earnings	—	—	—	—	—	—	145,815	145,815
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$130,454	$145,815
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,148	26,769
Provision for losses on accounts receivable	2,585	2,743
Non-cash stock-based compensation	16,663	10,434
Deferred income taxes	(1,231)	(575)
Amortization of debt issuance costs	2,430	3,268
Other adjustments	(2,801)	1,810
Changes in assets and liabilities:
Increase in accounts receivable	(368,612)	(734,971)
Decrease (increase) in inventories	14,596	(56,811)
Increase in other assets	(34,877)	(53,802)
Increase in accounts payable	420,349	223,198
Decrease in accrued expenses and other liabilities	(20,744)	(9,875)
Net cash provided by (used in) operating activities:	187,960	(441,997)
Cash flows from investing activities:
Proceeds from sale of assets	15,515	1,350
Purchases of property and equipment	(13,202)	(47,256)
Acquisitions, net of cash and cash equivalents acquired	—	(68,248)
Net cash provided by (used in) investing activities:	2,313	(114,154)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	2,259,356	2,592,440
Repayments on ABL revolving credit facility	(2,214,246)	(1,924,965)
Net borrowings (repayments) under inventory financing facilities	30,848	(62,119)
Repurchases of common stock	(217,108)	—
Earn out payments	(10,748)	—
Other payments	(9,161)	(6,938)
Net cash (used in) provided by financing activities:	(161,059)	598,418
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	3,050	(8,606)
Increase in cash, cash equivalents and restricted cash	32,264	33,661
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$197,982	$139,638

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2023 and our results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Current receivables, which are included in “Accounts receivable, net”	$3,666,077	$3,272,371
Non-current receivables, which are included in “Other assets”	163,567	161,837
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	113,030	102,057
Changes in the contract liabilities balances during the six months ended June 30, 2023 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2022	$102,057
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(43,949)
Cash received in advance and not recognized as revenue	54,922
Balances at June 30, 2023	$113,030
During the six months ended June 30, 2022, the Company recognized revenue of $55,380,000 related to its contract liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2023	$65,593
2024	42,352
2025	18,051
2026 and thereafter	8,925
Total remaining performance obligations	$134,921
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2023 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 22 months.
The majority of our backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition, in the table above.
3.    Assets Held for Sale
During the three and six months ended June 30, 2023, we completed the sale of our properties in Montreal, Canada and Sheffield, United Kingdom for total net proceeds of approximately $15,476,000. We recognized a net gain on sale of approximately $7,623,000, reported in severance and restructuring expenses, net. During the three and six months ended June 30, 2022, we had no assets held for sale.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4.    Net Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying the Notes and the warrants relating to the Call Spread Transactions. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net earnings	$80,482	$89,184	$130,454	$145,815
Denominator:
Weighted average shares used to compute basic EPS	33,101	35,083	33,403	35,028
Dilutive potential common shares due to dilutive RSUs, net of tax effect	234	199	275	265
Dilutive potential common shares due to the Notes	2,516	1,539	2,413	1,608
Dilutive potential common shares due to the Warrants	1,188	—	1,032	—
Weighted average shares used to compute diluted EPS	37,039	36,821	37,123	36,901
Net earnings per share:
Basic	$2.43	$2.54	$3.91	$4.16
Diluted	$2.17	$2.42	$3.51	$3.95
For the three and six months ended June 30, 2023, 67,000 and 76,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2022, 38,000 and 26,000, respectively, of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants related to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
ABL revolving credit facility	$337,913	$291,599
Convertible senior notes due 2026	347,094	346,199
Finance leases and other financing obligations	58	102
Total	685,065	637,900
Less: current portion of long-term debt	(347,115)	(346,228)
Long-term debt	$337,950	$291,672
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility now provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility now matures on July 22, 2027. As of June 30, 2023, eligible accounts receivable and inventory permitted availability of the full $1,800,000,000 facility amount, of which $337,913,000 was outstanding.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The Notes exceeded the market price trigger of $88.82 in the second quarter of 2023 and as such, the Notes are convertible at the option of the holders through September 30, 2023. All of the Notes remain outstanding at June 30, 2023. The notes are convertible at the option of the holders at June 30, 2023 and, if converted, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs are classified as a current liability. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2023, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Liability:
Principal	$350,000	$350,000
Less: debt issuance costs, net of accumulated amortization	(2,906)	(3,801)
Net carrying amount	$347,094	$346,199

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The remaining life of the debt issuance cost accretion is approximately 1.62 years. The effective interest rate on the principal of the Notes is 0.75%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 is made up of contractual coupon interest and amortization of debt issuance costs.
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
Inventory Financing Facilities

We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. The inventory financing facilities will remain in effect until they are terminated by any of the parties. As of June 30, 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of June 30, 2023, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $333,096,000 was outstanding.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6.    Income Taxes
Our effective tax rates for the three and six months ended June 30, 2023 were 26.3% and 25.7%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.
Our effective tax rates for the three and six months ended June 30, 2022 were 25.6% and 25.0%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.
As of June 30, 2023 and December 31, 2022, we had approximately $13,268,000 and $14,814,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,667,000 and $1,642,000, respectively, related to accrued interest. During the three months ended June 30, 2023, we reduced our unrecognized tax benefits by $3,250,000 as a result of a recently concluded IRS audit. There was no net effect on income tax expense or our effective tax rate as a result of the audit. However in the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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
7.    Share Repurchase Program
On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from our previous authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from our previous authorization. As of June 30, 2023, approximately $200,020,373 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended June 30, 2023, we repurchased 720,175 shares of our common stock on the open market at a total cost of $99,980,000 (an average price of $138.83 per share). During the three months ended June 30, 2022, we did not repurchase any shares of our common stock.
During the six months ended June 30, 2023, we repurchased 1,633,620 shares of our common stock on the open market at a total cost of $217,108,000 (an average price of $132.90 per share). During the six months ended June 30, 2022, we did not repurchase any shares of our common stock.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2023, we had approximately $27,984,413 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2023. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2023. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In connection with the acquisition of PCM, the Company assumed responsibility for various litigation matters related to PCM’s acquisition of certain assets of En Pointe Technologies in 2015 (the “PCM Earnout Litigation”). The seller of En Pointe Technologies and related entities providing various post-closing support functions to PCM asserted claims regarding the sufficiency of earnout payments paid by PCM under the asset purchase agreement and the unwinding of the support functions post-closing. PCM rejected and vigorously responded to those claims and pursued various counterclaims. The PCM Earnout Litigation was being heard by multiple courts and arbitrators in several different jurisdictions including California, Delaware and Pakistan. In May 2023, the Company settled all claims related to the PCM Earnout Litigation and the parties began the process of dismissing each of the related claims and counterclaims in the various courts and jurisdictions. On July 14, 2023, the Company funded an escrow pursuant to which $10,550,000 would be paid to the plaintiffs over a period of 36 months beginning after all of the cases have been dismissed. The full amount of the settlement payment had been previously reserved. The Company is not involved in any pending or threatened legal proceedings, including the PCM Earnout Litigation, that it believes would reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,165,127	$132,220	$12,926	$1,310,273
Software	417,327	196,060	21,949	635,336
Services	314,712	63,446	25,829	403,987
	$1,897,166	$391,726	$60,704	$2,349,596
Major Client Groups
Large Enterprise / Corporate	$1,321,876	$289,519	$26,849	$1,638,244
Commercial	359,750	3,609	18,138	381,497
Public Sector	215,540	98,598	15,717	329,855
	$1,897,166	$391,726	$60,704	$2,349,596
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,767,933	$352,085	$50,630	$2,170,648
Net revenue recognition (Agent)	129,233	39,641	10,074	178,948
	$1,897,166	$391,726	$60,704	$2,349,596

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,559,474	$155,384	$16,258	$1,731,116
Software	377,007	212,997	28,122	618,126
Services	310,963	57,950	25,222	394,135
	$2,247,444	$426,331	$69,602	$2,743,377
Major Client Groups
Large Enterprise / Corporate	$1,597,988	$306,389	$31,430	$1,935,807
Commercial	448,974	19,312	17,452	485,738
Public Sector	200,482	100,630	20,720	321,832
	$2,247,444	$426,331	$69,602	$2,743,377
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$2,126,656	$389,421	$58,927	$2,575,004
Net revenue recognition (Agent)	120,788	36,910	10,675	168,373
	$2,247,444	$426,331	$69,602	$2,743,377

	Six Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,320,766	$295,110	$23,242	$2,639,118
Software	812,124	410,621	51,391	1,274,136
Services	598,240	112,999	49,050	760,289
	$3,731,130	$818,730	$123,683	$4,673,543
Major Client Groups
Large Enterprise / Corporate	$2,615,409	$598,582	$48,251	$3,262,242
Commercial	731,775	8,399	35,163	775,337
Public Sector	383,946	211,749	40,269	635,964
	$3,731,130	$818,730	$123,683	$4,673,543
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,493,110	$753,428	$104,514	$4,351,052
Net revenue recognition (Agent)	238,020	65,302	19,169	322,491
	$3,731,130	$818,730	$123,683	$4,673,543

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,010,793	$366,007	$27,904	$3,404,704
Software	718,554	485,399	50,872	1,254,825
Services	582,602	106,358	45,738	734,698
	$4,311,949	$957,764	$124,514	$5,394,227
Major Client Groups
Large Enterprise / Corporate	$3,036,717	$660,293	$52,859	$3,749,869
Commercial	890,133	37,733	32,111	959,977
Public Sector	385,099	259,738	39,544	684,381
	$4,311,949	$957,764	$124,514	$5,394,227
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,097,577	$896,283	$105,945	$5,099,805
Net revenue recognition (Agent)	214,372	61,481	18,569	294,422
	$4,311,949	$957,764	$124,514	$5,394,227

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2023 or 2022.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,582,454	$328,280	$34,875	$1,945,609
Services	314,712	63,446	25,829	403,987
Total net sales	1,897,166	391,726	60,704	2,349,596
Costs of goods sold:
Products	1,416,637	301,240	31,571	1,749,448
Services	137,387	18,439	11,132	166,958
Total costs of goods sold	1,554,024	319,679	42,703	1,916,406
Gross profit	343,142	72,047	18,001	433,190
Operating expenses:
Selling and administrative expenses	252,285	54,913	11,045	318,243
Severance and restructuring expenses	(4,685)	867	48	(3,770)
Acquisition and integration related expenses	106	—	—	106
Earnings from operations	$95,436	$16,267	$6,908	$118,611

	Three Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,936,481	$368,381	$44,380	$2,349,242
Services	310,963	57,950	25,222	394,135
Total net sales	2,247,444	426,331	69,602	2,743,377
Costs of goods sold:
Products	1,754,799	340,177	40,919	2,135,895
Services	142,379	16,607	10,607	169,593
Total costs of goods sold	1,897,178	356,784	51,526	2,305,488
Gross profit	350,266	69,547	18,076	437,889
Operating expenses:
Selling and administrative expenses	243,868	51,372	10,761	306,001
Severance and restructuring expenses	485	207	—	692
Acquisition and integration related expenses	$1,640	$—	$—	$1,640
Earnings from operations	$104,273	$17,968	$7,315	$129,556

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,132,890	$705,731	$74,633	$3,913,254
Services	598,240	112,999	49,050	760,289
Total net sales	3,731,130	818,730	123,683	4,673,543
Costs of goods sold:
Products	2,804,599	648,873	68,705	3,522,177
Services	268,245	36,922	21,694	326,861
Total costs of goods sold	3,072,844	685,795	90,399	3,849,038
Gross profit	658,286	132,935	33,284	824,505
Operating expenses:
Selling and administrative expenses	501,105	104,818	22,321	628,244
Severance and restructuring expenses	(1,598)	1,569	61	32
Acquisition and integration related expenses	157	—	—	157
Earnings from operations	$158,622	$26,548	$10,902	$196,072

	Six Months Ended June 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,729,347	$851,406	$78,776	$4,659,529
Services	582,602	106,358	45,738	734,698
Total net sales	4,311,949	957,764	124,514	5,394,227
Costs of goods sold:
Products	3,380,574	789,809	72,721	4,243,104
Services	281,025	33,638	19,710	334,373
Total costs of goods sold	3,661,599	823,447	92,431	4,577,477
Gross profit	650,350	134,317	32,083	816,750
Operating expenses:
Selling and administrative expenses	479,088	103,698	20,855	603,641
Severance and restructuring expenses	789	1,275	—	2,064
Acquisition and integration related expenses	1,640	—	—	1,640
Earnings from operations	$168,833	$29,344	$11,228	$209,405

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2023	December 31, 2022
North America	$5,418,822	$5,219,480
EMEA	1,216,362	939,327
APAC	209,790	153,232
Corporate assets and intercompany eliminations, net	(1,302,643)	(1,199,458)
Total assets	$5,542,331	$5,112,581
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization of property and equipment:
North America	$5,495	$4,729	$11,143	$9,149
EMEA	603	668	1,199	1,475
APAC	102	154	211	316
	6,200	5,551	12,553	10,940
Amortization of intangible assets:
North America	7,766	7,356	15,551	14,704
EMEA	408	430	820	887
APAC	111	118	224	238
	8,285	7,904	16,595	15,829
Total	$14,485	$13,455	$29,148	$26,769

10.    Acquisition

Effective June 1, 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a cash purchase price, net of cash and cash equivalents acquired, of approximately $90,106,000, including $15,307,000 attributed to an earn out agreement and including hold backs for representations and warranties of approximately $6,358,000 to be paid in future periods. We finalized the earn out and paid $10,748,000 in April 2023. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security to clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

The fair value of net assets acquired was approximately $20,183,000, including $24,750,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The purchase price was allocated using the information available. Goodwill acquired approximated $69,923,000 which was recorded in our North America operating segment. We finalized the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
purchase price allocation in relation to this acquisition in May 2023. The completion of this work did not materially alter our preliminary purchase price allocation.

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
On a consolidated basis, for the three months ended June 30, 2023:
•Net sales of $2.3 billion decreased 14% compared to the three months ended June 30, 2022. The decrease in net sales reflects a decrease in hardware net sales, partially offset by increases in software and services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 14% compared to the second quarter of 2022.
•Gross profit of $433.2 million decreased 1% compared to the three months ended June 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, gross profit decreased 1% compared to the second quarter of 2022.
•Compared to the three months ended June 30, 2022, gross margin expanded approximately 240 basis points to 18.4% of net sales in the three months ended June 30, 2023. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations decreased 8%, year to year, to $118.6 million in the second quarter of 2023 compared to $129.6 million in the second quarter of 2022. The decrease was primarily due to increases in selling and administrative expenses, partially offset by the gain on sale of assets held for sale reported in severance and restructuring expenses, net and decreased gross profit in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 8% year to year.
•Net earnings and diluted earnings per share were $80.5 million and $2.17, respectively, for the second quarter of 2023. This compares to net earnings of $89.2 million and diluted earnings per share of $2.42 for the second quarter of 2022. Diluted earnings per share decreased 10% year to year, and excluding the effects of fluctuating foreign currency exchange rates, also decreased 10% year to year.

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
Supply Chain Constraints and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of the COVID-19 pandemic continued to ease in the three months ended June 30, 2023. However, the supply constraints for certain products, specifically networking and infrastructure products, have persisted, resulting in our backlog remaining above historically normal levels. We anticipate that continued supply constraints and extended lead times for these products could impact results into the latter part of 2023. We have also seen a slow down in clients' decision making which we believe will continue throughout 2023. In addition, inflation has resulted in higher interest rates on all of our variable rate facilities compared to the second quarter of 2022 and we expect these higher rates and higher interest expense will continue for the remainder of 2023. We are actively monitoring changes to the global macroeconomic environment, including those creating the persisting supply chain constraints and higher interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects in 2023 and beyond.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	81.6	84.0	82.4	84.9
Gross profit	18.4	16.0	17.6	15.1
Selling and administrative expenses	13.5	11.2	13.4	11.1
Severance and restructuring expenses and acquisition and integration related expenses	(0.1)	0.1	—	0.1
Earnings from operations	5.0	4.7	4.2	3.9
Non-operating expense, net	0.4	0.3	0.4	0.3
Earnings before income taxes	4.6	4.4	3.8	3.6
Income tax expense	1.2	1.1	1.0	0.9
Net earnings	3.4%	3.3%	2.8%	2.7%
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net Sales. Net sales for the three months ended June 30, 2023 decreased 14%, year to year, to $2.3 billion compared to the three months ended June 30, 2022, reflecting decreases in each of our operating segments. Net sales for the six months ended June 30, 2023 decreased 13%, year to year, to $4.7 billion compared to the six months ended June 30, 2022, also reflecting decreases in each of our operating segments.

Our net sales by operating segment were as follows for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
North America	$1,897,166	$2,247,444	(16)%	$3,731,130	$4,311,949	(13)%
EMEA	391,726	426,331	(8)%	818,730	957,764	(15)%
APAC	60,704	69,602	(13)%	123,683	124,514	(1)%
Consolidated	$2,349,596	$2,743,377	(14)%	$4,673,543	$5,394,227	(13)%
Our net sales by offering category for North America for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$1,165,127	$1,559,474	(25)%	$2,320,766	$3,010,793	(23)%
Software	417,327	377,007	11%	812,124	718,554	13%
Services	314,712	310,963	1%	598,240	582,602	3%
	$1,897,166	$2,247,444	(16)%	$3,731,130	$4,311,949	(13)%
Net sales in North America decreased 16%, or $350.3 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven by a decrease in hardware net sales. Hardware net sales decreased by 25%, year to year. This decrease was partially offset by software and services net sales increases of 11% and 1%, respectively, year over year. The net changes for the three months ended June 30, 2023 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients. This decline was primarily attributable to devices and was higher than we had previously expected. We believe the device market is near the bottom and expect the rate of decline will be lower than the first half of 2023; however, we still expect devices net sales to be down in total for 2023 when compared to 2022.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions and in Insight Delivered services.
Net sales in North America decreased 13%, or $580.8 million, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven by a decrease in hardware net sales. Hardware net sales decreased by 23%, year to year. This decrease was partially offset by software and services net sales increases of 13% and 3%, respectively, year

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
over year. The net changes for the six months ended June 30, 2023 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients due to lower demand. This decline was primarily attributable to devices and was higher than we had previously expected in the second quarter.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions.
Our net sales by offering category for EMEA for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$132,220	$155,384	(15)%	$295,110	$366,007	(19)%
Software	196,060	212,997	(8)%	410,621	485,399	(15)%
Services	63,446	57,950	9%	112,999	106,358	6%
	$391,726	$426,331	(8)%	$818,730	$957,764	(15)%
Net sales in EMEA decreased 8%, or $34.6 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 8%, year to year. Net sales of hardware and software decreased by 15% and 8%, respectively, year to year, partially offset by an increase in services net sales of 9%, year over year. The net changes for the three months ended June 30, 2023 were the result of the following:
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector, large enterprise and corporate clients.
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to increases in Insight Delivered services and in fees for cloud solutions.
Net sales in EMEA decreased 15%, or $139.0 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 11%, year to year. Net sales of hardware and software decreased by 19% and 15%, respectively, year to year, partially offset by an increase in services net sales of 6%, year over year. The net changes for the six months ended June 30, 2023 were the result of the following:
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector, large enterprise and corporate clients.
•The increase in services net sales was primarily due to increases in Insight Delivered Services and in fees for cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$12,926	$16,258	(20)%	$23,242	$27,904	(17)%
Software	21,949	28,122	(22%)	51,391	50,872	1%
Services	25,829	25,222	2%	49,050	45,738	7%
	$60,704	$69,602	(13)%	$123,683	$124,514	(1)%
Net sales in APAC decreased 13%, or $8.9 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 8%, year to year. Net sales of hardware and software decreased by 20% and 22%, respectively, year to year. These decreases were partially offset by an increase in services net sales of 2%, year over year. The net changes for the three months ended June 30, 2023 were the result of the following:
•The decrease in software net sales was due to lower volume of sales to public sector clients and the continued migration of on-premise software to cloud solutions.
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise clients.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services.
Net sales in APAC decreased 1%, or $0.8 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased by 4%, year over year. Net sales of hardware decreased 17%, year to year. This decrease was partially offset by increases in software and services net sales of 1% and 7%, respectively, year over year. The net changes for the six months ended June 30, 2023 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise and corporate clients.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and in fees for cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2023 and 2022:

	North America		EMEA			APAC
	Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
Sales Mix	2023	2022	2023	2022		2023	2022
Hardware	61%	69%	34%	36%		21%	23%
Software	22%	17%	50%	50%		36%	41%
Services	17%	14%	16%	14%		43%	36%
	100%	100%	100%	100%	`	100%	100%

	North America		EMEA			APAC
	Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
Sales Mix	2023	2022	2023	2022		2023	2022
Hardware	62%	69%	36%	38%		19%	22%
Software	22%	17%	50%	51%		41%	41%
Services	16%	14%	14%	11%		40%	37%
	100%	100%	100%	100%		100%	100%
Gross Profit. Gross profit decreased 1%, or $4.7 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, with gross margin expanding approximately 240 basis points to 18.4% for the three months ended June 30, 2023 compared to 16.0% for the three months ended June 30, 2022. Gross profit increased 1%, or $7.8 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, with gross margin expanding approximately 250 basis points to 17.6% for the six months ended June 30, 2023 compared to 15.1% for the six months ended June 30, 2022.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Net Sales	2022	% of Net Sales	2023	% of Net Sales	2022	% of Net Sales
North America	$343,142	18.1%	$350,266	15.6%	$658,286	17.6%	$650,350	15.1%
EMEA	72,047	18.4%	69,547	16.3%	132,935	16.2%	134,317	14.0%
APAC	18,001	29.7%	18,076	26.0%	33,284	26.9%	32,083	25.8%
Consolidated	$433,190	18.4%	$437,889	16.0%	$824,505	17.6%	$816,750	15.1%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's gross profit for the three months ended June 30, 2023 decreased 2%, or $7.1 million, compared to the three months ended June 30, 2022. As a percentage of net sales, gross margin expanded approximately 250 basis points to 18.1% for the second quarter of 2023. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in product margin of 66 basis points, year over year, and an increase in services margin of 185 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions and an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services).
•The increase in product margin is due in part to a shift away from lower margin devices towards higher margin infrastructure sales and also sales of software at higher margins partially due to changes in product and client mix.
North America's gross profit for the six months ended June 30, 2023 increased 1%, or $7.9 million, compared to the six months ended June 30, 2022. As a percentage of net sales, gross margin expanded approximately 250 basis points to 17.6% for the six months ended June 30, 2023. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in product margin of 69 basis points, year over year, and an increase in services margin of 182 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions and an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services).
•The increase in product margin is due in part to a shift away from lower margin devices towards higher margin infrastructure sales and also sales of software at higher margins partially due to changes in product and client mix.

EMEA's gross profit for the three months ended June 30, 2023 increased 4%, or $2.5 million, year over year (increasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2022. As a percentage of net sales, gross margin expanded 210 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 29 basis points and an increase from services margin of 179 basis points.
•The increase in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.
•The increase in services margin is primarily the result of fees from cloud solutions and an expansion in margin on Insight Core Services.

EMEA's gross profit for the six months ended June 30, 2023 decreased 1%, or $1.4 million, year to year (increasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2022. As a percentage of net sales, gross margin expanded approximately 220 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 51 basis points and an increase from services margin of 170 basis points.
•The increase in product margin is primarily the result of sales of software and hardware at higher margins than in the same period in the prior year.
•The increase in services margin is primarily the result of fees from cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended June 30, 2023 was flat, decreasing less than $0.1 million, year to year (increasing 5% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2022. As a percentage of net sales, gross margin expanded approximately 370 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in product margin of 47 basis points and an increase in services margin of 321 basis points.
•The expansion in product margin was due to sales to enterprise and corporate clients at higher margins than in the prior year period.
•The expansion in services margin was driven by higher margins on Insight Core services and a higher percentage of cloud solutions recognized on a net basis.

APAC's gross profit for the six months ended June 30, 2023 increased 4%, or $1.2 million, year over year (increasing 9% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2022. As a percentage of net sales, gross margin expanded approximately 110 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•A decline in product margin of 7 basis points offset by an expansion in services margin of 121 basis points.
•The expansion in services margin was driven by higher margins on Insight Core services and a higher percentage of cloud solutions recognized on a net basis.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $12.2 million, or 4% (also increasing 4% when excluding fluctuating foreign currency exchange rates), for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Selling and administrative expenses increased $24.6 million, or 4% (increasing 5% when excluding fluctuating foreign currency exchange rates), for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Selling and administrative expenses increased approximately 230 basis points as a percentage of net sales in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The overall net increase in selling and administrative expenses reflects an increase in other expenses of $10.4 million. The increase in other expenses was driven by an increase in service agreement fees and third party transformation costs incurred in the current quarter to support our strategic plan.
Selling and administrative expenses increased approximately 230 basis points as a percentage of net sales in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The overall net increase in selling and administrative expenses reflects an increase in other expenses of $20.0 million and a $10.3 million increase in personnel costs, including teammate benefits, year over year. The increase in other expenses was driven by an increase in service agreement fees and third party transformation costs incurred in the current year period to support our strategic plan. The increase in personnel costs reflects an increase in overall teammate headcount and the impact of merit increases in the current year period. These increases were partially offset by a $5.9 million decrease in professional fees, year to year.
Severance and Restructuring Expenses, Net. During the three months ended June 30, 2023, we recorded a gain on sale of property due to restructuring of $7.6 million. This gain was partially offset by severance expense, net of adjustments, of approximately $3.8 million. Comparatively, during the three months ended June 30, 2022, we recorded severance

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
and restructuring expense, net of adjustments, of approximately $0.7 million. The charges primarily related to a realignment of certain roles and responsibilities.
During the six months ended June 30, 2023, we recorded a gain on sale of property due to restructuring of $7.6 million. This gain was offset by severance expense, net of adjustments, of approximately $7.6 million. Comparatively, during the six months ended June 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $2.1 million. The charges primarily related to a realignment of certain roles and responsibilities.
Earnings from Operations. Earnings from operations decreased 8%, or $10.9 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	% of Net Sales	2022	% of Net Sales	2023	% of Net Sales	2022	% of Net Sales
North America	$95,436	5.0%	$104,273	4.6%	$158,622	4.3%	$168,833	3.9%
EMEA	16,267	4.2%	17,968	4.2%	26,548	3.2%	29,344	3.1%
APAC	6,908	11.4%	7,315	10.5%	10,902	8.8%	11,228	9.0%
Consolidated	$118,611	5.0%	$129,556	4.7%	$196,072	4.2%	$209,405	3.9%
North America's earnings from operations for the three months ended June 30, 2023 decreased $8.8 million, or 8%, compared to the three months ended June 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 5.0%. The decrease in earnings from operations was primarily driven by the decrease in gross profit and increase in selling and administrative expenses. These were partially offset by changes in severance and restructuring expense, net when compared to the three months ended June 30, 2022.
North America's earnings from operations for the six months ended June 30, 2023 decreased $10.2 million, or 6%, compared to the six months ended June 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 4.3%. The decrease in earnings from operations was primarily driven by the increase in selling and administrative expenses. This was partially offset by an increase in gross profit, a decrease in acquisition related expenses and changes in severance and restructuring expense, net when compared to the six months ended June 30, 2022.
EMEA's earnings from operations for the three months ended June 30, 2023 decreased $1.7 million, or 9% (decreasing 11% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2022. As a percentage of net sales, earnings from operations remained flat at 4.2%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses and severance and restructuring expenses, partially offset by an increase in gross profit compared to the three months ended June 30, 2022.
EMEA's earnings from operations for the six months ended June 30, 2023 decreased $2.8 million, or 10% (decreasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 3.2%. The decrease in earnings from operations was driven by a decrease in gross profit and an increase in selling and administrative expenses and severance and restructuring expenses compared to the six months ended June 30, 2022.

APAC's earnings from operations for the three months ended June 30, 2023 decreased $0.4 million, or 6% (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 11.4%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses compared to the three months ended June 30, 2022.
APAC's earnings from operations for the six months ended June 30, 2023 decreased $0.3 million, or 3% (increasing 1% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2022. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 8.8%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit compared to the six months ended June 30, 2022.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and the Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended June 30, 2023 was flat, compared to the three months ended June 30, 2022. This was primarily due to higher interest rates under our ABL facility offset by increased interest income. Interest expense, net for the six months ended June 30, 2023 increased 13%, or $2.3 million, compared to the six months ended June 30, 2022. The increase in the six months ended June 30, 2023 was due to higher interest rates under our ABL facility, partially offset by decreased imputed interest under our inventory financing facilities and higher interest income.
Imputed interest under our inventory financing facilities was $3.6 million and $7.6 million for the three and six months ended June 30, 2023, respectively, compared to $3.8 million and $8.2 million for the three and six months ended June 30, 2022, respectively. The decreases in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the periods. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other (Income) Expense, Net. Other (income) expense, net changed $0.4 million, to other income, net of $0.1 million in the three months ended June 30, 2023, compared to other expense, net of $0.3 million in the three months ended June 30, 2022. Other (income) expense, net changed $3.2 million, to other expense, net of $0.7 million in the six months ended June 30, 2023, compared to other income, net of $2.5 million in the six months ended June 30, 2022. The changes primarily related to foreign currency exchange gains and losses resulting from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. See Note 12 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Income Tax Expense. Our effective tax rate of 26.3% for the three months ended June 30, 2023 was higher than our effective tax rate of 25.6% for the three months ended June 30, 2022. Our effective tax rate of 25.7% for the six months ended June 30, 2023 was higher than our effective tax rate of 25.0% for the six months ended June 30, 2022. The increases in the effective tax rates for the three and six months ended June 30, 2023 was primarily due to higher taxes on earnings in foreign jurisdictions and a reduction in research and development and other tax credits, partially offset by higher excess tax benefits on the settlement of employee share-based compensation in the current year periods.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$187,960	$(441,997)
Net cash provided by (used in) investing activities	2,313	(114,154)
Net cash (used in) provided by financing activities	(161,059)	598,418
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	3,050	(8,606)
Increase in cash, cash equivalents and restricted cash	32,264	33,661
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$197,982	$139,638
Cash and Cash Flow
•Our primary use of cash during the six months ended June 30, 2023 was to fund repurchases of our common stock.
•Operating activities provided $188.0 million in cash during the six months ended June 30, 2023, compared to cash used in operating activities of $442.0 million during the six months ended June 30, 2022.
•Capital expenditures were $13.2 million and $47.3 million for the six months ended June 30, 2023 and 2022, respectively.
•During the six months ended June 30, 2023, we repurchased $217.1 million of our common stock compared to no repurchases during the six months ended June 30, 2022.
•Net borrowings under our ABL facility during the six months ended June 30, 2023 were $45.1 million compared to net borrowings of $667.5 million during the six months ended June 30, 2022.
•We had net borrowings under our inventory financing facilities of $30.8 million during the six months ended June 30, 2023 compared to net repayments of $62.1 million during the six months ended June 30, 2022.
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
•Cash flow provided by operating activities in the first half of 2023 was $188.0 million compared to cash used in operating activities of $442.0 million in the first half of 2022.
•The increase in cash flow from operating activities was primarily driven by the decline in hardware net sales in the current year period and changes in partner mix.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2023	2022
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	141	120
Days inventory outstanding (“DIOs”) (b)	12	15
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(121)	(87)
Cash conversion cycle (days) (d)	32	48
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 32 days in the second quarter of 2023, down 16 days from the second quarter of 2022.
•The net changes were a result of a 34 day increase in DPOs and a 3 day decrease in DIOs, partially offset by a 21 day increase in DSOs. The increase in DPOs is primarily due to the impacts of netting on certain transaction streams (agent net revenue) that flow through accounts payable on a gross basis while flowing through our income statement on a net basis. The increase is also due to changes in partner mix, including an increase in the balances on our inventory financing facilities which have longer payment terms than discount vendors. The increase in DSOs is primarily due to the impacts of netting on certain revenue streams (agent net revenue) that flow through accounts receivable on a gross basis while flowing through our income statement on a net basis. The decrease in DIOs is due to a return to normalized inventory levels.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
unadjusted cost of goods sold are inherently inflated. Netted costs were $2.2 billion and $2.0 billion in the second quarter of 2023 and 2022, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in a reduction to our cash conversion cycle from 32 days down to 22 days in the second quarter of 2023 and from 48 days down to 31 days in the second quarter of 2022.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2023 in excess of working capital needs to pay down our ABL facility and inventory financing facilities and for strategic acquisitions.
Net cash provided by (used in) investing activities
•Capital expenditures were $13.2 million and $47.3 million for the six months ended June 30, 2023 and 2022, respectively. The majority of the capital expenditures in the first six months of 2022 were used for our global corporate headquarters with no comparable activity in the first six months of 2023.
•We received proceeds from the sale of assets, including our properties held for sale, of $15.5 million in the six months ended June 30, 2023.
•We expect capital expenditures for the full year 2023 to be in a range of $45.0 to $50.0 million.
Net cash (used in) provided by financing activities
•During the six months ended June 30, 2023, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $45.1 million.
•During the six months ended June 30, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $667.5 million.
•We had net borrowings under our inventory financing facilities of $30.8 million during the six months ended June 30, 2023 compared to net repayments of $62.1 million during the six months ended June 30, 2022.
•During the six months ended June 30, 2023, we repurchased $217.1 million of our common stock.
•During the six months ended June 30, 2022, we did not repurchase any of our common stock.
•We paid $10.7 million, the majority of the earnout associated with the Hanu acquisition, in the six months ended June 30, 2023.

Financing Facilities
Our debt balance as of June 30, 2023 was $685.1 million, including our finance lease obligations for certain IT equipment and other financing obligations.
•We expanded the maximum borrowing capacity under our ABL facility in July 2022 from $1.2 billion to $1.8 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2023, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
agreement contains customary affirmative and negative covenants and events of default. At June 30, 2023, we were in compliance with all such covenants.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $333.1 million was outstanding at June 30, 2023.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of June 30, 2023, we had approximately $168.8 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, the Netherlands, New Zealand and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of June 30, 2023, the fair market value of our Notes was $727.0 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we are party to various routine legal proceedings incidental to the business, see “– Legal Proceedings” in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2023.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30 2023	—	$—	—	$99,958,155
May 1, 2023 through May 31, 2023	200,380	131.40	200,380	273,669,120
June 1, 2023 through June 30, 2023	519,795	141.69	519,795	200,020,373
Total	720,175		720,175
On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300.0 million of our common stock, including the $50.0 million that remained available from the prior authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from our previous authorization. As of June 30, 2023, approximately $200.0 million remained available for repurchases under this share repurchase plan.
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

INSIGHT ENTERPRISES, INC.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
10.1	Insight Enterprises, Inc. 2023 Employee Stock Purchase Plan	S-8	333-272062	99.1	May 19, 2023
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
*    Furnished herewith.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2023	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Global Corporate Controller
(Principal Accounting Officer)