Form 10-Q
period 2023-09-30
INSIGHT ENTERPRISES INC
filed 2023-11-02
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
The number of shares outstanding of the issuer’s common stock as of October 27, 2023 was 32,576,831.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2023

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding current supply constraints, including our belief that supply constraints and extended lead times for certain infrastructure, including networking products have now normalized back to near historic levels; our belief that the general slowdown in our clients' decision making will continue in the short term; our expectations regarding the device market, including the expectation for devices net sales to be down in total for 2023 when compared to 2022 in North America; the expected effects of seasonality on our business; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates and higher interest expense will continue for the remainder of 2023, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that no significant holders of our convertible senior notes (the “Notes”) will convert their Notes in the near term; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in the remainder of 2023 in excess of working capital needs to pay down our senior secured revolving credit facility and inventory financing facilities and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in "Risk Factors" in Part II, Item 1A of this report:
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

INSIGHT ENTERPRISES, INC.
•supply constraints for products;
•the duration and severity of the coronavirus strain COVID-19 pandemic and its effects on our business, results of operations and financial condition, as well as the widespread outbreak of any other illnesses or communicable diseases;
•natural disasters or other adverse occurrences;
•disruptions in our IT systems and voice and data networks;
•cyberattacks, outages, or third-party breaches of data privacy as well as related breaches of government regulations;
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
•the conditional conversion feature of the Notes, which has been triggered, and may adversely affect the Company’s financial condition and operating results;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$244,324	$163,637
Accounts receivable, net of allowance for doubtful accounts of $14,295 and $15,161, respectively	3,072,096	3,272,371
Inventories	184,200	265,154
Other current assets	209,628	199,506
Total current assets	3,710,248	3,900,668
Property and equipment, net of accumulated depreciation and amortization of $222,288 and $214,981, respectively	205,511	204,260
Goodwill	559,365	493,033
Intangible assets, net of accumulated amortization of $163,608 and $142,297, respectively	219,963	204,998
Other assets	383,129	309,622
	$5,078,216	$5,112,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$1,722,189	$1,785,076
Accounts payable—inventory financing facilities	269,207	301,314
Accrued expenses and other current liabilities	394,865	433,789
Current portion of long-term debt	349,058	346,228
Total current liabilities	2,735,319	2,866,407
Long-term debt	323,917	291,672
Deferred income taxes	33,441	32,844
Other liabilities	359,491	283,590
	3,452,168	3,474,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,577 shares at September 30, 2023 and 34,009 shares at December 31, 2022 issued and outstanding	326	340
Additional paid-in capital	327,251	327,872
Retained earnings	1,357,804	1,368,658
Accumulated other comprehensive loss – foreign currency translation adjustments	(59,333)	(58,802)
Total stockholders’ equity	1,626,048	1,638,068
	$5,078,216	$5,112,581
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Products	$1,890,154	$2,169,197	$5,803,408	$6,828,726
Services	376,132	365,157	1,136,421	1,099,855
Total net sales	2,266,286	2,534,354	6,939,829	7,928,581
Costs of goods sold:
Products	1,697,543	1,956,679	5,219,720	6,199,783
Services	159,873	178,417	486,734	512,790
Total costs of goods sold	1,857,416	2,135,096	5,706,454	6,712,573
Gross profit:
Products	192,611	212,518	583,688	628,943
Services	216,259	186,740	649,687	587,065
Gross profit	408,870	399,258	1,233,375	1,216,008
Operating expenses:
Selling and administrative expenses	309,793	308,253	938,037	911,894
Severance and restructuring expenses, net	2,923	720	2,955	2,784
Acquisition and integration related expenses	4,292	6	4,449	1,646
Earnings from operations	91,862	90,279	287,934	299,684
Non-operating (income) expense:
Interest expense, net	12,013	11,713	31,766	29,164
Other (income) expense, net	(203)	1,790	489	(741)
Earnings before income taxes	80,052	76,776	255,679	271,261
Income tax expense	19,805	19,460	64,978	68,130
Net earnings	$60,247	$57,316	$190,701	$203,131
Net earnings per share:
Basic	$1.85	$1.64	$5.76	$5.80
Diluted	$1.62	$1.58	$5.13	$5.53
Shares used in per share calculations:
Basic	32,574	34,952	33,127	35,003
Diluted	37,203	36,340	37,149	36,714

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$60,247	$57,316	$190,701	$203,131
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12,326)	(30,577)	(531)	(49,313)
Total comprehensive income	$47,921	$26,739	$190,170	$153,818
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	9	—	—	—	(388)	—	—	(388)
Stock-based compensation expense	—	—	—	—	9,548	—	—	9,548
Excise tax on stock repurchases	—	—	—	—	13	—	—	13
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(12,326)	(1)	(12,327)
Net earnings	—	—	—	—	—	—	60,247	60,247
Balances at September 30, 2023	32,577	$326	—	$—	$327,251	$(59,333)	$1,357,804	$1,626,048
Balances at June 30, 2022	35,093	$351	—	$—	$327,282	$(45,830)	$1,331,294	$1,613,097
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	5	—	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	—	—	6,090	—	—	6,090
Repurchase of treasury stock	—	—	(270)	(25,008)	—	—	—	(25,008)
Retirement of treasury stock	(270)	(3)	270	25,008	(2,519)	—	(22,486)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(30,577)	—	(30,577)
Net earnings	—	—	—	—	—	—	57,316	57,316
Balances at September 30, 2022	34,828	$348	—	$—	$330,726	$(76,407)	$1,366,124	$1,620,791
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	202	2	—	—	(9,394)	—	—	(9,392)
Stock-based compensation expense	—	—	—	—	26,211	—	—	26,211
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,555)	—
Excise tax on stock repurchases	—	—	—	—	(1,901)	—	—	(1,901)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(531)	—	(531)
Net earnings	—	—	—	—	—	—	190,701	190,701
Balances at September 30, 2023	32,577	$326	—	$—	$327,251	$(59,333)	$1,357,804	$1,626,048
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	201	2	—	—	(6,830)	—	—	(6,828)
Stock-based compensation expense	—	—	—	—	16,524	—	—	16,524
Repurchase of treasury stock			(270)	(25,008)				(25,008)
Retirement of treasury stock	(270)	(3)	270	25,008	(2,519)		(22,486)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(49,313)	—	(49,313)
Net earnings	—	—	—	—	—	—	203,131	203,131
Balances at September 30, 2022	34,828	$348	—	$—	$330,726	$(76,407)	$1,366,124	$1,620,791
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$190,701	$203,131
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	44,698	42,204
Provision for losses on accounts receivable	3,754	4,295
Non-cash stock-based compensation	26,211	16,524
Deferred income taxes	(9,062)	(5,554)
Amortization of debt issuance costs	3,649	4,894
Other adjustments	(1,356)	933
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	201,628	(230,049)
Decrease (increase) in inventories	75,124	(51,526)
Increase in other assets	(69,869)	(14,926)
Decrease in accounts payable	(57,882)	(171,257)
Increase (decrease) in accrued expenses and other liabilities	6,146	(4,554)
Net cash provided by (used in) operating activities:	413,742	(205,885)
Cash flows from investing activities:
Proceeds from sale of assets	15,515	1,318
Purchases of property and equipment	(29,070)	(59,270)
Acquisitions, net of cash and cash equivalents acquired	(82,875)	(68,248)
Net cash used in investing activities:	(96,430)	(126,200)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,416,737	3,825,923
Repayments on ABL revolving credit facility	(3,382,444)	(3,433,629)
Net (repayments) borrowings under inventory financing facilities	(32,451)	23,017
Repurchases of common stock	(217,108)	(25,008)
Earn out payments	(10,748)	—
Other payments	(9,614)	(12,798)
Net cash (used in) provided by financing activities:	(235,628)	377,505
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(1,074)	(12,710)
Increase in cash, cash equivalents and restricted cash	80,610	32,710
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$246,328	$138,687

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2023 and our results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
2.    Receivables, Contract Liabilities and Performance Obligations
The following table provides information about receivables and contract liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Current receivables, which are included in “Accounts receivable, net”	$3,072,096	$3,272,371
Non-current receivables, which are included in “Other assets”	237,018	161,837
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	109,342	102,057
Changes in the contract liabilities balances during the nine months ended September 30, 2023 are as follows (in thousands):

Increase (Decrease)
Contract Liabilities
Balances at December 31, 2022	$102,057
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(56,429)
Cash received in advance and not recognized as revenue	63,714
Balances at September 30, 2023	$109,342
During the nine months ended September 30, 2022, the Company recognized revenue of $67,984,000 related to its contract liabilities.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2023	$34,034
2024	56,893
2025	21,173
2026 and thereafter	10,205
Total remaining performance obligations	$122,305
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2023 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 23 months.
The majority of our backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition, in the table above.
3.    Assets Held for Sale
During the nine months ended September 30, 2023, we completed the sale of our properties in Montreal, Canada and Sheffield, United Kingdom for total net proceeds of approximately $15,476,000. We recognized a net gain on sale of approximately $6,813,000, reported in severance and restructuring expenses, net. During the nine months ended September 30, 2022, we had no assets held for sale.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4.    Net Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying the Notes and the warrants relating to the Call Spread Transactions, as applicable. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net earnings	$60,247	$57,316	$190,701	$203,131
Denominator:
Weighted average shares used to compute basic EPS	32,574	34,952	33,127	35,003
Dilutive potential common shares due to dilutive RSUs, net of tax effect	278	201	275	243
Dilutive potential common shares due to the Notes	2,774	1,187	2,533	1,468
Dilutive potential common shares due to the Warrants	1,577	—	1,214	—
Weighted average shares used to compute diluted EPS	37,203	36,340	37,149	36,714
Net earnings per share:
Basic	$1.85	$1.64	$5.76	$5.80
Diluted	$1.62	$1.58	$5.13	$5.53
For the three and nine months ended September 30, 2023, 65,000 and 72,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2022, 67,000 and 39,000, respectively, of our RSUs were excluded from the diluted EPS calculations and certain potential outstanding shares from the warrants related to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
ABL revolving credit facility	$323,906	$291,599
Convertible senior notes due 2025	347,541	346,199
Finance leases and other financing obligations	1,528	102
Total	672,975	637,900
Less: current portion of long-term debt	(349,058)	(346,228)
Long-term debt	$323,917	$291,672
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility now provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility now matures on July 22, 2027. As of September 30, 2023, eligible accounts receivable and inventory permitted availability to $1,547,321,000 of the full $1,800,000,000 facility amount, of which $323,906,000 was outstanding.
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
The Notes exceeded the market price trigger of $88.82 in the third quarter of 2023 and as such, the Notes are convertible at the option of the holders through December 31, 2023. The Notes are convertible at the option of the holders at September 30, 2023 and, if converted, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs is classified as a current liability. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.
The Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2023, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Liability:
Principal	$350,000	$350,000
Less: debt issuance costs, net of accumulated amortization	(2,459)	(3,801)
Net carrying amount	$347,541	$346,199

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The remaining life of the debt issuance cost accretion is approximately 1.37 years. The effective interest rate on the principal of the Notes is 0.75%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 is made up of contractual coupon interest and amortization of debt issuance costs.
In September 2023, an individual Note holder exercised their option to convert their Notes in the aggregate principal amount of $16,895,000, which will be settled in January 2024. As a result, the principal amount of the Notes will be settled in cash with additional amounts due being settled in shares of our common stock.
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
Inventory Financing Facilities

We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. The inventory financing facilities will remain in effect until they are terminated by any of the parties. In the second quarter of 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of September 30, 2023, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $269,207,000 was outstanding.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6.    Income Taxes
Our effective tax rates for the three and nine months ended September 30, 2023 were 24.7% and 25.4%, respectively. For the three months ended September 30, 2023, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by the release of reserves for uncertain tax positions whose statute expired during the quarter. For the nine months ended September 30, 2023, our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.
Our effective tax rates for the three and nine months ended September 30, 2022 were 25.3% and 25.1%, respectively. Our effective tax rates were higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities.
As of September 30, 2023 and December 31, 2022, we had approximately $13,387,000 and $14,814,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,640,000 and $1,642,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
We are currently under audit in various jurisdictions for tax years 2016 through 2021. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
7.    Share Repurchase Program
On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from the prior authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from the prior authorization. As of September 30, 2023, approximately $200,020,373 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The amount of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended September 30, 2023, we did not repurchase any shares of our common stock. During the three months ended September 30, 2022, we repurchased 270,080 shares of our common stock on the open market at a total cost of $25,008,025 (an average price of $92.59 per share).
During the nine months ended September 30, 2023, we repurchased 1,633,620 shares of our common stock on the open market at a total cost of $217,108,000 (an average price of $132.90 per share). During the nine months ended September 30, 2022, we repurchased 270,080 shares of our common stock on the open market at a total cost of $25,008,025 (an average price of $92.59 per share).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2023, we had approximately $27,742,939 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2023. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026.
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2023. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
We have entered into separate indemnification agreements with certain of our executive officers and with each of our directors. These agreements require us, among other requirements, to indemnify such officers and directors against expenses (including attorneys’ fees), judgments and settlements incurred by such individual in connection with any action

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,153,722	$136,567	$10,866	$1,301,155
Software	409,139	163,918	15,942	588,999
Services	298,011	53,911	24,210	376,132
	$1,860,872	$354,396	$51,018	$2,266,286
Major Client Groups
Large Enterprise / Corporate	$1,311,849	$270,355	$21,388	$1,603,592
Commercial	342,585	4,340	18,867	365,792
Public Sector	206,438	79,701	10,763	296,902
	$1,860,872	$354,396	$51,018	$2,266,286
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,738,705	$330,505	$42,908	$2,112,118
Net revenue recognition (Agent)	122,167	23,891	8,110	154,168
	$1,860,872	$354,396	$51,018	$2,266,286

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,404,207	$151,505	$16,563	$1,572,275
Software	396,921	184,361	15,640	596,922
Services	298,709	43,708	22,740	365,157
	$2,099,837	$379,574	$54,943	$2,534,354
Major Client Groups
Large Enterprise / Corporate	$1,473,014	$295,565	$25,075	$1,793,654
Commercial	424,600	11,898	18,048	454,546
Public Sector	202,223	72,111	11,820	286,154
	$2,099,837	$379,574	$54,943	$2,534,354
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,990,277	$358,697	$46,763	$2,395,737
Net revenue recognition (Agent)	109,560	20,877	8,180	138,617
	$2,099,837	$379,574	$54,943	$2,534,354

	Nine Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,474,488	$431,677	$34,108	$3,940,273
Software	1,221,263	574,539	67,333	1,863,135
Services	896,251	166,910	73,260	1,136,421
	$5,592,002	$1,173,126	$174,701	$6,939,829
Major Client Groups
Large Enterprise / Corporate	$3,927,258	$868,937	$69,639	$4,865,834
Commercial	1,074,360	12,739	54,030	1,141,129
Public Sector	590,384	291,450	51,032	932,866
	$5,592,002	$1,173,126	$174,701	$6,939,829
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,231,815	$1,083,933	$147,422	$6,463,170
Net revenue recognition (Agent)	360,187	89,193	27,279	476,659
	$5,592,002	$1,173,126	$174,701	$6,939,829

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,415,000	$517,512	$44,467	$4,976,979
Software	1,115,475	669,760	66,512	1,851,747
Services	881,311	150,066	68,478	1,099,855
	$6,411,786	$1,337,338	$179,457	$7,928,581
Major Client Groups
Large Enterprise / Corporate	$4,509,731	$955,858	$77,934	$5,543,523
Commercial	1,314,733	49,631	50,159	1,414,523
Public Sector	587,322	331,849	51,364	970,535
	$6,411,786	$1,337,338	$179,457	$7,928,581
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,087,854	$1,254,980	$152,708	$7,495,542
Net revenue recognition (Agent)	323,932	82,358	26,749	433,039
	$6,411,786	$1,337,338	$179,457	$7,928,581

All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2023 or 2022.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,562,861	$300,485	$26,808	$1,890,154
Services	298,011	53,911	24,210	376,132
Total net sales	1,860,872	354,396	51,018	2,266,286
Costs of goods sold:
Products	1,401,472	272,083	23,988	1,697,543
Services	125,543	22,604	11,726	159,873
Total costs of goods sold	1,527,015	294,687	35,714	1,857,416
Gross profit	333,857	59,709	15,304	408,870
Operating expenses:
Selling and administrative expenses	244,154	54,435	11,204	309,793
Severance and restructuring expenses	2,650	271	2	2,923
Acquisition and integration related expenses	970	3,322	—	4,292
Earnings from operations	$86,083	$1,681	$4,098	$91,862

	Three Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,801,128	$335,866	$32,203	$2,169,197
Services	298,709	43,708	22,740	365,157
Total net sales	2,099,837	379,574	54,943	2,534,354
Costs of goods sold:
Products	1,618,297	309,218	29,164	1,956,679
Services	148,844	18,584	10,989	178,417
Total costs of goods sold	1,767,141	327,802	40,153	2,135,096
Gross profit	332,696	51,772	14,790	399,258
Operating expenses:
Selling and administrative expenses	249,745	47,527	10,981	308,253
Severance and restructuring expenses	683	35	2	720
Acquisition and integration related expenses	6	—	—	6
Earnings from operations	$82,262	$4,210	$3,807	$90,279

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,695,751	$1,006,216	$101,441	$5,803,408
Services	896,251	166,910	73,260	1,136,421
Total net sales	5,592,002	1,173,126	174,701	6,939,829
Costs of goods sold:
Products	4,206,071	920,956	92,693	5,219,720
Services	393,788	59,526	33,420	486,734
Total costs of goods sold	4,599,859	980,482	126,113	5,706,454
Gross profit	992,143	192,644	48,588	1,233,375
Operating expenses:
Selling and administrative expenses	745,259	159,253	33,525	938,037
Severance and restructuring expenses	1,052	1,840	63	2,955
Acquisition and integration related expenses	1,127	3,322	—	4,449
Earnings from operations	$244,705	$28,229	$15,000	$287,934

	Nine Months Ended September 30, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$5,530,475	$1,187,272	$110,979	$6,828,726
Services	881,311	150,066	68,478	1,099,855
Total net sales	6,411,786	1,337,338	179,457	7,928,581
Costs of goods sold:
Products	4,998,871	1,099,027	101,885	6,199,783
Services	429,869	52,222	30,699	512,790
Total costs of goods sold	5,428,740	1,151,249	132,584	6,712,573
Gross profit	983,046	186,089	46,873	1,216,008
Operating expenses:
Selling and administrative expenses	728,833	151,225	31,836	911,894
Severance and restructuring expenses	1,472	1,310	2	2,784
Acquisition and integration related expenses	1,646	—	—	1,646
Earnings from operations	$251,095	$33,554	$15,035	$299,684

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2023	December 31, 2022
North America	$5,345,620	$5,219,480
EMEA	894,489	939,327
APAC	151,290	153,232
Corporate assets and intercompany eliminations, net	(1,313,183)	(1,199,458)
Total assets	$5,078,216	$5,112,581
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization of property and equipment:
North America	$6,064	$5,769	$17,207	$14,918
EMEA	726	531	1,925	2,006
APAC	112	149	323	465
	6,902	6,449	19,455	17,389
Amortization of intangible assets:
North America	7,718	8,468	23,269	23,172
EMEA	822	404	1,642	1,291
APAC	108	114	332	352
	8,648	8,986	25,243	24,815
Total	$15,550	$15,435	$44,698	$42,204

10.    Acquisition

Effective August 17, 2023, we acquired 100 percent of the issued and outstanding shares of Amdaris Group Limited (“Amdaris”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $82,875,000, excluding the estimated fair value of an earn out, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000. Amdaris, an award-winning software development and digital services specialist, provides innovative software development, application support, managed services and consultancy services to the customers in the United Kingdom with service delivery centers located in several eastern European countries. Amdaris has been recognized as a Microsoft Gold Certified Partner. We believe this acquisition expands our global Modern Apps and Data & AI areas of solutions expertise as a leading solutions integrator and enhances our technological capabilities and scale to deliver an even broader range of customized services and solutions to clients in EMEA.

The preliminary fair value of net assets acquired was approximately $34,060,000, including $41,291,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the finalization of the fair value of the non-cash

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
working capital could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $68,634,000, which was recorded in our EMEA operating segment.

We consolidated the results of operations for Amdaris within our EMEA operating segment beginning on August 17, 2023, the effective date of the acquisition. Our historical results would not have been materially affected by the acquisition of Amdaris and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.

In June 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a cash purchase price, net of cash and cash equivalents acquired, of approximately $90,106,000, including $15,307,000 attributed to an earn out agreement and including hold backs for representations and warranties of approximately $6,358,000, the majority of which will be paid in future periods. We finalized the earn out and paid $10,748,000 in April 2023. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security to clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

The fair value of net assets acquired was approximately $20,183,000, including $24,750,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The purchase price was allocated using the information available. Goodwill acquired approximated $69,923,000 which was recorded in our North America operating segment. We finalized the purchase price allocation in relation to this acquisition in May 2023. The completion of this work did not materially alter our preliminary purchase price allocation.

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
On a consolidated basis, for the three months ended September 30, 2023:
•Net sales of $2.3 billion decreased 11% compared to the three months ended September 30, 2022. The decrease in net sales reflects a decrease in hardware and software net sales, partially offset by an increase in services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 11% compared to the third quarter of 2022.
•Gross profit of $408.9 million increased 2% compared to the three months ended September 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, gross profit also increased 2% compared to the third quarter of 2022.
•Compared to the three months ended September 30, 2022, gross margin expanded approximately 220 basis points to 18.0% of net sales in the three months ended September 30, 2023. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations increased 2%, year over year, to $91.9 million in the third quarter of 2023 compared to $90.3 million in the third quarter of 2022. The increase was primarily due to increases in gross profit partially offset by increases in selling and administrative expenses, severance and restructuring expenses, net and acquisition and integration related expenses in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 1% year over year.
•Net earnings and diluted earnings per share were $60.2 million and $1.62, respectively, for the third quarter of 2023. This compares to net earnings of $57.3 million and diluted earnings per share of $1.58 for the third quarter of 2022. Diluted earnings per share increased 3% year over year, and excluding the effects of fluctuating foreign currency exchange rates, also increased 3% year over year.

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
Supply Chain Constraints and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of the COVID-19 pandemic continued to ease in the three months ended September 30, 2023. We believe that the remaining supply constraints and extended lead times for certain infrastructure, including networking products have now normalized back to near historic levels. However, we have continued to see a general slowdown in our clients' decision making, which we believe will continue in the short term. In addition, inflation has resulted in higher interest rates on all of our variable rate facilities compared to the third quarter of 2022 and we expect these higher rates and higher interest expense will continue for the remainder of 2023. We are actively monitoring changes to the global macroeconomic environment, including those creating supply chain constraints and higher interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects for the remainder of 2023 and beyond.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	82.0	84.2	82.2	84.7
Gross profit	18.0	15.8	17.8	15.3
Selling and administrative expenses	13.7	12.2	13.5	11.5
Severance and restructuring expenses and acquisition and integration related expenses	0.2	—	0.2	—
Earnings from operations	4.1	3.6	4.1	3.8
Non-operating expense, net	0.6	0.5	0.4	0.4
Earnings before income taxes	3.5	3.1	3.7	3.4
Income tax expense	0.8	0.8	1.0	0.8
Net earnings	2.7%	2.3%	2.7%	2.6%
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

Net Sales. Net sales of $2.3 billion for the three months ended September 30, 2023 decreased 11%, year to year, compared to the three months ended September 30, 2022, reflecting decreases in each of our operating segments. Net sales of $6.9 billion for the nine months ended September 30, 2023 decreased 12%, year to year, compared to the nine months ended September 30, 2022, also reflecting decreases in each of our operating segments.

Our net sales by operating segment were as follows for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
North America	$1,860,872	$2,099,837	(11)%	$5,592,002	$6,411,786	(13)%
EMEA	354,396	379,574	(7)%	1,173,126	1,337,338	(12)%
APAC	51,018	54,943	(7)%	174,701	179,457	(3)%
Consolidated	$2,266,286	$2,534,354	(11)%	$6,939,829	$7,928,581	(12)%
Our net sales by offering category for North America for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$1,153,722	$1,404,207	(18)%	$3,474,488	$4,415,000	(21)%
Software	409,139	396,921	3%	1,221,263	1,115,475	9%
Services	298,011	298,709	—%	896,251	881,311	2%
	$1,860,872	$2,099,837	(11)%	$5,592,002	$6,411,786	(13)%
Net sales in North America decreased 11%, or $239.0 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven by a decrease in hardware net sales. Hardware net sales decreased by 18%, year to year. This decrease was partially offset by an increase in software net sales of 3%, year over year. The net changes for the three months ended September 30, 2023 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales primarily to large enterprise and corporate clients. This decline was driven by devices. Consistent with industry trends, we continue to expect devices net sales to be down in total for 2023 when compared to 2022.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•Services net sales were flat, reflecting an increase in cloud solutions offset by a decrease in Insight Delivered services net sales.
Net sales in North America decreased 13%, or $819.8 million, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, driven by

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
a decrease in hardware net sales. Hardware net sales decreased by 21%, year to year. This decrease was partially offset by software and services net sales increases of 9% and 2%, respectively, year over year. The net changes for the nine months ended September 30, 2023 were the result of the following:
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and corporate clients due to lower demand. This decline was driven by devices.
•The increase in software net sales was primarily due to higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in cloud solutions partially offset by a decrease in Insight Delivered services net sales.
Our net sales by offering category for EMEA for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$136,567	$151,505	(10)%	$431,677	$517,512	(17)%
Software	163,918	184,361	(11)%	574,539	669,760	(14)%
Services	53,911	43,708	23%	166,910	150,066	11%
	$354,396	$379,574	(7)%	$1,173,126	$1,337,338	(12)%
Net sales in EMEA decreased 7%, or $25.2 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 13%, year to year. Net sales of hardware and software decreased by 10% and 11%, respectively, year to year, partially offset by an increase in services net sales of 23%, year over year. The net changes for the three months ended September 30, 2023 were the result of the following:
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and corporate clients, partially offset by higher sales to public sector clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services net sales, including from Amdaris, which we acquired on August 17, 2023 and in fees for cloud solutions.
Net sales in EMEA decreased 12%, or $164.2 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA also decreased 12%, year to year. Net sales of hardware and software decreased by 17% and 14%, respectively, year to year, partially offset by an increase in services net sales of 11%, year over year. The net changes for the nine months ended September 30, 2023 were the result of the following:
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector, large enterprise and corporate clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services net sales, including from Amdaris, and in fees for cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2023	2022		2023	2022
Hardware	$10,866	$16,563	(34)%	$34,108	$44,467	(23)%
Software	15,942	15,640	2%	67,333	66,512	1%
Services	24,210	22,740	6%	73,260	68,478	7%
	$51,018	$54,943	(7)%	$174,701	$179,457	(3)%
Net sales in APAC decreased 7%, or $3.9 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 4%, year to year. Net sales of hardware decreased by 34%, year to year. This decrease was partially offset by increases in software and services net sales of 2% and 6%, respectively, year over year. The net changes for the three months ended September 30, 2023 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to large enterprise clients.
•The increase in software net sales was due to higher volume of sales to large enterprise and corporate clients, partially offset by lower volume of sales to public sector clients and the continued migration of on-premise software to cloud solutions.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services.
Net sales in APAC decreased 3%, or $4.8 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased by 2%, year over year. Net sales of hardware decreased 23%, year to year. This decrease was partially offset by increases in software and services net sales of 1% and 7%, respectively, year over year. The net changes for the nine months ended September 30, 2023 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to large enterprise and corporate clients.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and in fees for cloud solutions.
•The increase in software net sales was due to higher volume of sales to large enterprise and corporate and public sector clients, partially offset by the continued migration of on-premise software to cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2023 and 2022:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2023	2022	2023	2022	2023	2022
Hardware	62%	67%	39%	40%	21%	30%
Software	22%	19%	46%	49%	31%	29%
Services	16%	14%	15%	11%	48%	41%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2023	2022	2023	2022	2023	2022
Hardware	62%	69%	37%	39%	19%	25%
Software	22%	17%	49%	50%	39%	37%
Services	16%	14%	14%	11%	42%	38%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 2%, or $9.6 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, with gross margin expanding approximately 220 basis points to 18.0% for the three months ended September 30, 2023 compared to 15.8% for the three months ended September 30, 2022. Gross profit increased 1%, or $17.4 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, with gross margin expanding approximately 250 basis points to 17.8% for the nine months ended September 30, 2023 compared to 15.3% for the nine months ended September 30, 2022.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Net Sales	2022	% of Net Sales	2023	% of Net Sales	2022	% of Net Sales
North America	$333,857	17.9%	$332,696	15.8%	$992,143	17.7%	$983,046	15.3%
EMEA	59,709	16.8%	51,772	13.6%	192,644	16.4%	186,089	13.9%
APAC	15,304	30.0%	14,790	26.9%	48,588	27.8%	46,873	26.1%
Consolidated	$408,870	18.0%	$399,258	15.8%	$1,233,375	17.8%	$1,216,008	15.3%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's gross profit for the three months ended September 30, 2023 was relatively flat, increasing $1.2 million, compared to the three months ended September 30, 2022. As a percentage of net sales, gross margin expanded approximately 210 basis points to 17.9% for the third quarter of 2023. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 213 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions, an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services) and an increase in software maintenance.
North America's gross profit for the nine months ended September 30, 2023 increased 1%, or $9.1 million, compared to the nine months ended September 30, 2022. As a percentage of net sales, gross margin expanded approximately 240 basis points to 17.7% for the nine months ended September 30, 2023. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in product margin of 46 basis points, year over year, and an increase in services margin of 194 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions and an increase in margin contribution from Insight Core services.
•The increase in product margin is due in part to a shift away from lower margin devices towards higher margin infrastructure sales and also sales of software at higher margins partially due to changes in product and client mix.

EMEA's gross profit for the three months ended September 30, 2023 increased 15%, or $7.9 million, year over year (increasing 7% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2022. As a percentage of net sales, gross margin expanded 320 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 99 basis points and an increase from services margin of 222 basis points.
•The increase in product margin is primarily the result of sales of hardware and software at higher margins than in the same period in the prior year.
•The increase in services margin is primarily the result of fees from cloud solutions and an expansion in margin on Insight Core Services, including from Amdaris.

EMEA's gross profit for the nine months ended September 30, 2023 increased 4%, or $6.6 million, year over year (also increasing 4% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2022. As a percentage of net sales, gross margin expanded approximately 250 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 67 basis points and an increase from services margin of 184 basis points.
•The increase in product margin is primarily the result of sales of hardware and software at higher margins than in the same period in the prior year.
•The increase in services margin is primarily the result of fees from cloud solutions and an expansion in margin on Insight Core Services, including from Amdaris.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended September 30, 2023 increased 3%, or $0.5 million, year over year (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2022. As a percentage of net sales, gross margin expanded approximately 310 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 308 basis points.
•The expansion in services margin was driven by higher margins on Insight Core services and a higher percentage of cloud solutions recognized on a net basis.

APAC's gross profit for the nine months ended September 30, 2023 increased 4%, or $1.7 million, year over year (increasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2022. As a percentage of net sales, gross margin expanded approximately 170 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An expansion in services margin of 175 basis points.
•The expansion in services margin was driven by higher margins on Insight Core services and a higher percentage of cloud solutions recognized on a net basis.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2023 were relatively flat, increasing $1.5 million compared to the three months ended September 30, 2022 (also flat when excluding fluctuating foreign currency exchange rates). Selling and administrative expenses increased $26.1 million, or 3% (also increasing 3% when excluding fluctuating foreign currency exchange rates), for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Selling and administrative expenses increased approximately 150 basis points as a percentage of net sales in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall net increase in selling and administrative expenses reflects an increase in other expenses of $3.0 million. The increase in other expenses was driven by costs incurred related to a third-party data center service outage partially offset by a decrease in third-party transformation costs incurred in the current quarter to support our strategic plan. On July 29, 2023, a third-party data center that hosts network environments for certain Insight managed services clients, experienced a security incident that resulted in a service outage at the data center. The incident did not impact any of Insights' information systems, credentials, or data. To support our clients that were impacted, the Company paid for certain equipment and services required to resolve the outage.
Selling and administrative expenses increased approximately 200 basis points as a percentage of net sales in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The overall net increase in selling and administrative expenses reflects an increase in personnel costs, including teammate benefits of $19.5 million, and a $13.3 million increase in other expenses, year over year. The increase in personnel costs reflects an increase in overall teammate headcount and the impact of merit increases in the current year period. The increase in other expenses was driven by costs incurred related to a third-party data center service outage and an increase in third-party transformation costs incurred in the current year period to support our strategic plan. These increases were partially offset by a $5.8 million decrease in professional fees, year to year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses, Net. During the three months ended September 30, 2023, we recorded severance and restructuring expense, net of adjustments, of approximately $2.9 million. Comparatively, during the three months ended September 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $0.7 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities.
During the nine months ended September 30, 2023, we recorded severance and restructuring expense, net of adjustments, of approximately $3.0 million, reflecting a net gain on sale of property due to restructuring of $6.8 million. This gain was offset by severance expense, net of adjustments, of approximately $9.8 million. Comparatively, during the nine months ended September 30, 2022, we recorded severance and restructuring expense, net of adjustments, of approximately $2.8 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities.
Acquisition and integration related expenses. During the three months ended September 30, 2023, we recorded acquisition and integration related expenses of approximately $4.3 million. During the three months ended September 30, 2022, we had no significant comparable activity. The expenses in the current year period related primarily to the acquisition of Amdaris in August 2023. As the Company executes its acquisition strategy, we expect to incur additional acquisition expenses.
During the nine months ended September 30, 2023, we recorded acquisition and integration related expenses of approximately $4.4 million. During the nine months ended September 30, 2022, we recorded acquisition and integration related expenses of approximately $1.6 million. The expenses in the current year period related primarily to the acquisition of Amdaris in August 2023. The expenses in the prior year period primarily related to the acquisition of Hanu in June 2022.
Earnings from Operations. Earnings from operations increased 2%, or $1.6 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% of Net Sales	2022	% of Net Sales	2023	% of Net Sales	2022	% of Net Sales
North America	$86,083	4.6%	$82,262	3.9%	$244,705	4.4%	$251,095	3.9%
EMEA	1,681	0.5%	4,210	1.1%	28,229	2.4%	33,554	2.5%
APAC	4,098	8.0%	3,807	6.9%	15,000	8.6%	15,035	8.4%
Consolidated	$91,862	4.1%	$90,279	3.6%	$287,934	4.1%	$299,684	3.8%
North America's earnings from operations for the three months ended September 30, 2023 increased $3.8 million, or 5%, compared to the three months ended September 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 70 basis points to 4.6%. The increase in earnings from operations was primarily driven by the decrease in selling and administrative expenses. This was partially offset by increases in severance and restructuring expense, net and acquisition and integration related expenses when compared to the three months ended September 30, 2022.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's earnings from operations for the nine months ended September 30, 2023 decreased $6.4 million, or 3%, compared to the nine months ended September 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 50 basis points to 4.4%. The decrease in earnings from operations was primarily driven by the increase in selling and administrative expenses. This was partially offset by an increase in gross profit when compared to the nine months ended September 30, 2022.
EMEA's earnings from operations for the three months ended September 30, 2023 decreased $2.5 million, or 60% (decreasing 65% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2022. As a percentage of net sales, earnings from operations decreased by approximately 60 basis points to 0.5%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses and acquisition and integration related expenses, partially offset by an increase in gross profit compared to the three months ended September 30, 2022.
EMEA's earnings from operations for the nine months ended September 30, 2023 decreased $5.3 million, or 16% (also decreasing 16% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2022. As a percentage of net sales, earnings from operations decreased by approximately 10 basis points to 2.4%. The decrease in earnings from operations was driven by an increase in selling and administrative expenses and acquisition and integration related expenses, partially offset by an increase in gross profit compared to the nine months ended September 30, 2022.
APAC's earnings from operations for the three months ended September 30, 2023 increased $0.3 million, or 8% (increasing 9% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 110 basis points to 8.0%. The increase in earnings from operations was driven by an increase gross profit partially offset by an increase in selling and administrative expenses compared to the three months ended September 30, 2022.
APAC's earnings from operations for the nine months ended September 30, 2023 was flat (increasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2022. As a percentage of net sales, earnings from operations increased by approximately 20 basis points to 8.6%. Earnings from operations reflects an increase in gross profit offset by an increase in selling and administrative expenses compared to the nine months ended September 30, 2022.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and the Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended September 30, 2023 increased 3%, or $0.3 million, compared to the three months ended September 30, 2022. This was primarily due to higher interest rates under our ABL facility partially offset by increased interest income and decreased imputed interest under our inventory financing facilities. Interest expense, net for the nine months ended September 30, 2023 increased 9%, or $2.6 million, compared to the nine months ended September 30, 2022. The increase in the nine months ended September 30, 2023 was due to higher interest rates under our ABL facility, partially offset by higher interest income and decreased imputed interest under our inventory financing facilities.
Imputed interest under our inventory financing facilities was $3.2 million and $10.7 million for the three and nine months ended September 30, 2023, respectively, compared to $3.8 million and $11.9 million for the three and nine months ended September 30, 2022, respectively. The decreases in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the periods. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 24.7% for the three months ended September 30, 2023 was lower than our effective tax rate of 25.3% for the three months ended September 30, 2022. The decrease in the effective tax rate for the three months ended September 30, 2023 was primarily due to the release of reserves for uncertain tax positions whose statute expired during the quarter, partially offset by higher taxes on earnings in foreign jurisdictions.

Our effective tax rate of 25.4% for the nine months ended September 30, 2023 was higher than our effective tax rate of 25.1% for the nine months ended September 30, 2022. The increase in the effective tax rate for the nine months ended September 30, 2023 was primarily due to higher taxes on earnings in foreign jurisdictions, partially offset by higher excess tax benefits on the settlement of employee share-based compensation in the current year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$413,742	$(205,885)
Net cash used in investing activities	(96,430)	(126,200)
Net cash (used in) provided by financing activities	(235,628)	377,505
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(1,074)	(12,710)
Increase in cash, cash equivalents and restricted cash	80,610	32,710
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$246,328	$138,687
Cash and Cash Flow
•Our primary uses of cash during the nine months ended September 30, 2023 were to fund repurchases of our common stock and the acquisition of Amdaris.
•Operating activities provided $413.7 million in cash during the nine months ended September 30, 2023, compared to cash used in operating activities of $205.9 million during the nine months ended September 30, 2022.
•Capital expenditures were $29.1 million and $59.3 million for the nine months ended September 30, 2023 and 2022, respectively.
•During the nine months ended September 30, 2023, we repurchased $217.1 million of our common stock compared to $25.0 million of repurchases during the nine months ended September 30, 2022.
•Net borrowings under our ABL facility during the nine months ended September 30, 2023 were $34.3 million compared to net borrowings of $392.3 million during the nine months ended September 30, 2022.
•We had net repayments under our inventory financing facilities of $32.5 million during the nine months ended September 30, 2023 compared to net borrowings of $23.0 million during the nine months ended September 30, 2022.
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
•Cash flow provided by operating activities in the first nine months of 2023 was $413.7 million compared to cash used in operating activities of $205.9 million in the first nine months of 2022.
•The increase in cash flow from operating activities was primarily driven by the decline in hardware net sales in the current year period and changes in partner mix.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2023	2022
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	125	111
Days inventory outstanding (“DIOs”) (b)	9	15
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(99)	(80)
Cash conversion cycle (days) (d)	35	46
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 35 days in the third quarter of 2023, down 11 days from the third quarter of 2022.
•The net changes were a result of a 19 day increase in DPOs and a 6 day decrease in DIOs, partially offset by a 14 day increase in DSOs. The increase in DPOs is primarily due to the impacts of netting on certain transaction streams (agent net revenue) that flow through accounts payable on a gross basis while flowing through our income statement on a net basis. The increase is also due to changes in partner mix, partially offset by a decrease in the use of our inventory financing facilities. The increase in DSOs is primarily due to the impacts of netting on certain revenue streams (agent net revenue) that flow through accounts receivable on a gross basis while flowing through our income statement on a net basis. The decrease in DIOs is due to a return to normalized inventory levels.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $1.7 billion and $1.6 billion in the third quarter of 2023 and 2022, respectively. Adjusting our

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in a reduction to our cash conversion cycle from 35 days down to 25 days in the third quarter of 2023 and from 46 days down to 31 days in the third quarter of 2022.
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
Net cash used in investing activities
•We acquired Amdaris for approximately $82.9 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in the nine months ended September 30, 2023.
•We acquired Hanu for approximately $68.2 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in the nine months ended September 30, 2022.
•Capital expenditures were $29.1 million and $59.3 million for the nine months ended September 30, 2023 and 2022, respectively. The majority of the capital expenditures in the first nine months of 2022 were used for our global corporate headquarters with no comparable activity in the first nine months of 2023.
•We received proceeds from the sale of assets, including our properties held for sale, of $15.5 million in the nine months ended September 30, 2023.
•We expect capital expenditures for the full year 2023 to be in a range of $40.0 to $45.0 million.
Net cash (used in) provided by financing activities
•During the nine months ended September 30, 2023, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $34.3 million.
•During the nine months ended September 30, 2022, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $392.3 million.
•We had net repayments under our inventory financing facilities of $32.5 million during the nine months ended September 30, 2023 compared to net borrowings of $23.0 million during the nine months ended September 30, 2022.
•During the nine months ended September 30, 2023, we repurchased $217.1 million of our common stock.
•During the nine months ended September 30, 2022, we repurchased $25.0 million of our common stock.
•We paid $10.7 million, the majority of the earnout associated with the Hanu acquisition, in the nine months ended September 30, 2023.

Financing Facilities
Our debt balance as of September 30, 2023 was $673.0 million, including our finance lease obligations for certain IT equipment and other financing obligations.
•We expanded the maximum borrowing capacity under our ABL facility in July 2022 from $1.2 billion to $1.8 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2023, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements. The credit agreement contains customary affirmative and negative covenants and events of default. At September 30, 2023, we were in compliance with all such covenants.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $269.2 million was outstanding at September 30, 2023.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of September 30, 2023, we had approximately $206.0 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and the Netherlands. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
Other than as described in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of September 30, 2023, the fair market value of our Notes was $753.1 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
There were no unregistered sales of equity securities during the three months ended September 30, 2023.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31 2023	—	$—	—	$200,020,373
August 1, 2023 through August 31, 2023	—	—	—	200,020,373
September 1, 2023 through September 30, 2023	—	—	—	200,020,373
Total	—		—
On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300.0 million of our common stock, including the $50.0 million that remained available from the prior authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from the prior authorization. As of September 30, 2023, approximately $200.0 million remained available for repurchases under this share repurchase plan.
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

INSIGHT ENTERPRISES, INC.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K).

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

Date:	November 2, 2023	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)