Form 10-K
period 2023-12-31
INSIGHT ENTERPRISES INC
filed 2024-02-22
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2023
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,070,368,369.
The number of shares outstanding of the registrant’s common stock on February 16, 2024 was 32,590,162.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2023

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding current supply constraints, including our belief that supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels; our belief that the general slowdown in our clients' decision making will continue in the short term; our expectations regarding certain trends for our business, including that lower sales of devices and infrastructure could continue into the second half of 2024 and that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales, including cloud solution offerings; our expectation that we will continue to incur further transformation costs in 2024, which are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates and higher interest expense will continue into 2024, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases, including our expectation to repurchase shares of our common stock in 2024 under our share repurchase plan to cover the dilutive impact of stock-based awards vesting; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that the majority of holders of our convertible senior notes (the “Notes”) will not opt to convert their Notes early and that we have sufficient funds available from capacity under our senior secured revolving credit facility, as well as cash we expect to generate from operations, to fund any early conversions that may occur; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in 2024 in excess of working capital needs to pay down our senior secured revolving credit facility and inventory financing facilities and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:

INSIGHT ENTERPRISES, INC.
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
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or as a result of the ongoing conflicts in Ukraine and Gaza;
•changes in the IT industry and/or rapid changes in technology;
•our ability to provide high quality services to our clients;
•our reliance on independent shipping companies;
•the risks associated with our international operations;
•supply constraints for products;
•natural disasters or other adverse occurrences, including public health issues such as pandemics or epidemics;
•disruptions in our IT systems and voice and data networks;
•cyberattacks, outages, or third-party breaches of data privacy as well as related breaches of government regulations;
•intellectual property infringement claims and challenges to our registered trademarks and trade names;
•potential liability and competitive risk based on the development, adoption, and use of Generative Artificial Intelligence ("GenAI");
•legal proceedings, client audits and failure to comply with laws and regulations;
•risks of termination, delays in payment, audits and investigations related to our public sector contracts;
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
•potential contractual disputes with our clients and third-party suppliers;
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
Our Company
Today, every business is a technology business. We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 35 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways.
The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2023 Consolidated Net Sales
North America	United States and Canada	80%
EMEA	Europe, Middle East and Africa	17%
APAC	Asia-Pacific	3%

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
Prior to 2018, we acquired Software Spectrum, Inc. (2006), Calence, LLC (2008), MINX Limited (2008), Ensynch, Inc. (2011), Inmac GmbH (2012), Micro Warehouse BV (2012), BlueMetal Architects, Inc. (2015), Ignia, Pty Ltd (2016), Datalink Corporation (2017), and Caase Group B.V. (2017).
Our acquisitions from 2018 through today included:
•2018 – Cardinal Solutions Group, Inc. (“Cardinal”), a digital solutions provider that strengthened our digital innovation capabilities;
•2019 – PCM, Inc. (“PCM”), a provider of multi-vendor technology offerings, including hardware, software and services which complemented our supply chain expertise, adding scale and clients in the commercial space primarily in North America;
•2020 – vNext SAS (“vNext”), a French digital consulting services and managed services provider, increasing our capacity to deliver consulting and implementation services to support clients’ digital transformation initiatives to our clients in EMEA;
•2022 - Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, "Hanu"), a global leading cloud technology services and solutions provider, which increased our capacity to provide cloud solutions to clients. Hanu also has a recruiting and development academy which expanded our technical expertise in India;

INSIGHT ENTERPRISES, INC.
•2023 - Amdaris Group Limited ("Amdaris"), a service provider with core expertise in providing software application and development services for clients, which adds to Insight’s global application and Data & AI practices. Amdaris also specializes in customized solutions for cloud, mobile, data analytics and web helping clients digitally transform faster; and
•2023 - SADA Systems, LLC ("SADA"), a Google cloud service provider with engineering capabilities across the entire Google Cloud stack specializing in Google Cloud priority workloads. The SADA acquisition positions Insight to further benefit from the growing trend of multicloud adoption and GenAI, accelerating Insight’s progress toward its strategic objective of growing cloud services and solutions.
Our Purpose and Values
Our purpose: We accelerate digital transformation by unlocking the power of people and technology.  We live by our core values of hunger, heart and harmony, which guide how we act as an organization and as a team, capturing the essence of our culture, and reminding us of what we’ve promised to live up to every day.
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
Our Market
The worldwide total addressable market for enterprise IT spend is forecasted to be $4.7 trillion by 2027 according to Gartner, a leading IT research and advisory company. We believe our addressable market represents approximately $730 billion in annual sales and for the year ended December 31, 2023, our net sales of $9.2 billion represented approximately 1% of that highly diverse market. Based on our peer analysis of market data, we believe the top ten most comparable global solution providers represent less than 20% of the market. We believe that we are well positioned in this highly fragmented global market with sales locations in 19 countries and our deep experience delivering IT solutions across the globe.
Our Strategy
Our ambition is clear — we aspire to be the leading solutions integrator, setting the pace and defining a new category in our industry. Building upon the strong foundation of our traditional technology business, we bring innovative and scalable solutions — a combination of services and product — that accelerate transformation and produce meaningful outcomes for our clients.
To achieve our ambition, teammates are focused on our strategic objectives — put clients first, deliver differentiation, champion our culture, and drive profitable growth.
Put Clients first
Our primary goal is to put our clients first, becoming the partner they cannot live without, by delivering essential value for their transformation needs. We help our clients make the complex simple and look beyond the problems they are facing today to drive outcomes that energize future success. We help them modernize their business by offering solutions that maximize the value of technology and enable secure, end-to-end transformation solutions and services.

INSIGHT ENTERPRISES, INC.
Deliver differentiation
We deliver differentiation through our innovative and scalable solutions, exceptional technical talent and a compelling portfolio built on over 35 years of IT experience. Combined with thoughtful strategic acquisitions, differentiated expertise and deep partner relationships, we deliver a compelling client experience driving faster outcomes. Our simple and strong portfolio of offerings and our robust roster of technical experts and industry leaders help us deliver client value efficiently and with the accountability our clients expect.
Champion our culture
We see our strong culture as a driver for growth. We are purpose-driven and values-led and are focused on championing our teammates to deliver exceptional client experience. We are building on this foundation, developing a culture of high performance, and continuing to push forward our culture of diversity and inclusion.
Drive profitable growth
We relentlessly pursue high performance, operational excellence and profitable growth. We are transforming our sales capabilities and aligning our incentives to focus on our solutions portfolio. We will continue to streamline our account coverage to match skills with client needs and propensity to buy services. We believe the key to our success is focusing on doing a finite number of things and doing them really well. This leads to successful outcomes with our clients and will drive profitable growth for our shareholders.
Our Solutions Expertise
We are differentiated in our ability to combine the power of our technology expertise with our technical services capabilities to create solutions to deliver meaningful client outcomes at scale. We adapt quickly to new innovative technology trends such as Generative Artificial Intelligence ("GenAI"). We invest internally as well as through acquisitions to advance our technical capabilities. We have strong solutions expertise in six high growth areas of the IT market that allows us to drive digital transformation and business outcomes for our clients. The solutions areas are pivotal to our strategy of becoming the leading solutions integrator. Our most recent acquisitions of Amdaris and SADA, enhance these areas of expertise and enhance the services that are most meaningful to our clients.
We believe our six key areas of solutions expertise are critical to our clients' success and to our identity as a solutions integrator:
•Modern platforms/infrastructure
•Cybersecurity
•Data & Artificial Intelligence ("AI")
•Modern Workplace
•Modern Apps
•Intelligent Edge
Each of the six key areas of solutions expertise are described below:
Modern Platforms/Infrastructure – Architect and modernize multicloud and networking solutions.
Our modern platforms solutions expertise is about adopting and building modern platforms from cloud (multicloud and hybrid) to data center to edge. We architect and deliver modern infrastructure solutions, provide management and support spanning cloud and data center platforms, modern networks, and edge technologies, to enable our clients' businesses digital transformation. Typical outcomes for our clients include scaling their infrastructure foundation for innovation, increasing workload agility, resiliency and flexibility, improving visibility and control of

INSIGHT ENTERPRISES, INC.
data assets, delivering better user and customer experiences, and enabling purposeful digital transformation.
Cybersecurity – Mitigate risks and secure business assets.
Our cybersecurity solutions expertise relates to automating and connecting modern platforms securely (network, security and automation). We prioritize security in our architecture design and deployment to cloud services and IT transformation. This way, clients can integrate security across platforms, business units and operations. We also help clients manage security initiatives that are required to protect their business. Typical outcomes for our clients include improving threat detection, containment and neutralization, minimizing large scale security teams through simplified security management, implementing governance and maintaining compliance, better management and mitigation of organizational risk and effective and thorough responses to security incidents.
Data and AI – Leverage analytics and AI to transform business operations and user experiences.
Our data and AI solutions expertise pertains to innovating on top of modern platforms with strategic and secure solutions delivered through reference architectures, leveraging GenAI, and enhanced through our intellectual property. We modernize data platforms and architectures and build data analytics and AI solutions that transform our clients’ business operations and user experiences. Typical outcomes for our clients include enabling scalability at high speed, preparing data estates and access to support the adoption of GenAI, increasing visibility and data-driven decision making, optimizing resources and costs via new operational efficiencies and providing opportunities to grow revenue with new offerings.
Modern Workplace – Create a productive, flexible and secure workplace.
Our modern workplace solutions expertise deals with helping clients navigate workplace changes along with employee needs for seamless work experiences. Great companies know their people are the key factor — improving attraction and retention, providing great collaborative experiences through technology, leading through change. Typical outcomes for our clients include elevating employee and user experiences, increasing return on workplace technology investments, enhancing protection for users and business data to reduce risk, boosting productivity and mobile capabilities, simplifying IT lifecycle management and enabling and securing “work anywhere” operations in the hybrid work environment.
Modern Apps – Create new product experiences and transform legacy applications to drive increased business value.
Our modern apps solutions expertise is about helping clients migrate and modernize strategically. The number of applications in use is growing exponentially — and using them to differentiate business identities, unlock new revenue streams and create great user experiences is critical. Typical outcomes for our clients include future-proofing critical business applications, increasing innovation and organizational agility, accelerating business growth and product sales, and leveraging GenAI to optimize operations, increase productivity and deliver differentiated client experiences.
Intelligent Edge – Gather and utilize data in the most efficient way to enable real-time decision-making and affect pivotal outcomes.
Our Intelligent edge solutions expertise is where all our capabilities come together. It is the combination of industry-based business outcomes, our intellectual property, our technology provider legacy, and the ability to deploy tens of thousands of devices and build secure platforms. Our capabilities and portfolio allow for large-scale intelligent edge solutions. Typical outcomes for our clients include, improving decision making and business intelligence, increasing responsiveness to customer and market demands, optimizing operational processes and gaining predictive capabilities, creating new revenue streams, driving differentiation, and scaling and expanding business operations to new areas.

INSIGHT ENTERPRISES, INC.
We deliver our solutions expertise to our clients through consulting, managed and life-cycle services.
Our Solutions Mix
Our solutions generally include hardware, software and services, including cloud solutions. On a consolidated basis, product (hardware and software) and services represented approximately 83% and 17%, respectively, of our consolidated net sales in 2023. This compares to 86% and 14%, respectively, of our consolidated net sales in both 2022 and 2021. On a consolidated basis, product (hardware and software) and services represented approximately 46% and 54%, respectively, of our gross profit in 2023. This compares to 51% and 49%, respectively, of our gross profit in 2022 and 2021. Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our Competition
The IT industry is very fragmented and highly competitive. Our competition primarily includes:
•Systems integrators and digital consultants such as ePlus, Presidio, World Wide Technology, EPAM, Perficient, Accenture, Atos and Capgemini; and
•Solution providers, value-added resellers and direct marketers such as CDW, Cognizant, Zones, Connection, SHI, Softchoice, Computacenter, Bechtle, SoftwareONE and Crayon.
The competitive landscape in the industry is continually changing as various companies expand their product and services offerings. In addition, the shift to digital business such as data analytics, edge computing, hybrid infrastructure, modern workplace, cybersecurity, and other similar service offerings, has led to the emergence of new competitive players and opportunities through emerging models like AI and X as-a-service. As with other areas, we compete with solutions providers, systems integrators, value-added resellers, and hyperscale vendors. We sometimes compete directly with publishers and manufacturer partners for many of these offerings, including Microsoft, Cisco Systems, Dell, HP Inc. and Adobe Systems. They sell products and services directly to business customers, particularly large enterprise and corporate customers.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors – Risks related to Our Business, Operations and Industry – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Our Partners
We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2023, we purchased and resold products and software from over 8,000 partners. Approximately 69% (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the remaining balance purchased through distributors. Purchases from Microsoft and TD Synnex accounted for approximately 27% and 12%, respectively, of our aggregate purchases in 2023. No other partner accounted for more than 10% of purchases in 2023. Our top five partners as a group for 2023 were Microsoft, TD Synnex (a distributor), Cisco Systems, Ingram Micro (a distributor), and Dell, and approximately 60% of our total purchases during 2023 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
During 2023, sales of Microsoft and Cisco Systems products accounted for approximately 17% and 10% of our consolidated net sales, respectively. No other manufacturer’s or publisher’s

INSIGHT ENTERPRISES, INC.
products represented 10% or more of our consolidated net sales in 2023. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Cisco Systems, Dell, Lenovo, and HP Inc.) accounted for approximately 51% of our consolidated net sales during 2023.
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
We are focused on understanding our partners’ objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past few years and plan to continue investing in such capabilities moving forward. We believe these digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. We consider that we are emerging as a leader in our industry in digital marketing, striving to deliver an outstanding service experience to our clients. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.
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
Our Teammates
Successful execution of our business strategy and strategic initiatives involves attracting, developing and retaining teammates who share our core values of hunger, heart and harmony. We are shaping the future of work at Insight with a focus on (1) enhancing teammate engagement and culture, (2) attracting and developing top technical and strategic talent globally, (3) developing a high-performance culture, and (4) driving diversity programs that enhance inclusion and belonging globally.
Various ways that we attract, develop and retain qualified and motivated teammates include:
•Insight offers robust leadership training for teammate managers and aspiring leaders. Our training is centered around our Leadership Commitments where we enhance our leaders' skills in the following areas: (1) Creating clarity; (2) Inspiring people; (3) Demonstrating thought leadership; and (4) Delivering results.
•An important part of the Company’s culture is its commitment to diversity and inclusion. Insight supports eleven teammate resource groups, which represent various diverse groups of teammates and boast 1,900+ active members.
•Our leaders carefully review and monitor our Teammate Pulse Survey results year over year and create action plans to increase teammate engagement.
•A charitable foundation funded by the Company, its teammates and its partners provides financial support in crisis situations to support teammates and their families.
•Insight offers teammates paid days off to either volunteer their time to charitable organizations in the communities where they live and work or to use for mental health.

INSIGHT ENTERPRISES, INC.
Insight continues to receive recognitions that we believe demonstrate the success of our strategy to attract, develop, and retain qualified and motivated teammates.
•Fortune #20 best places to work (2023);
•Insight was recognized as an employer of choice in Forbes Best Workplaces and World’s Best Employers lists (2023);
~~•~~We maintained our achievement of earning a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index; and
•Fortune World’s Most Admired Companies list (2021).
As of December 31, 2023, we employed 14,437 teammates. Our teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	10,957
EMEA	2,946
APAC	534
Certain of our teammates provide services to clients and/or provide back-office support in offshore locations such as Armenia, India, Moldova, the Philippines, and Romania. These teammates are included in the above table on the basis of the primary operating segment they provide direct services or back office support to.
Our teammates in the United States are not represented by a labor union. Our work forces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.
Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,839
Skilled, certified consulting and service delivery professionals	6,487
Total sales and client facing teammates	10,326
Management, support services and administration	3,689
Distribution	422
For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.
Our Seasonality
We experience some seasonal trends in our net sales. For example:
•software and certain cloud sales are typically higher in our second and fourth quarters;
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

INSIGHT ENTERPRISES, INC.
These trends create overall seasonality in our consolidated results such that sales and profitability are expected to be higher in the second and fourth quarters of the year. Historically we have experienced higher net sales in our second quarter, however, with the addition of SADA, we now anticipate our fourth quarter will be our highest quarter for net sales.
Our Backlog
The majority of our backlog historically has been and continues to be open cancelable purchase orders; however, we have not experienced significant cancellations historically. Our backlog has fluctuated significantly in the past few years, primarily due to the mix of products available and our client's responses to supply chain constraints. The supply chain constraints that existed in the previous two years have now been almost fully alleviated and our previously elevated backlog has largely normalized across all product categories. We do not believe that backlog as of any particular date is predictive of future results.
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
We use a common set of core IT applications to run our business, across all of our operating segments, having migrated EMEA onto the same core systems as North America and APAC in early 2022.

INSIGHT ENTERPRISES, INC.
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
Glynis A. Bryan, Chief Financial Officer, Age 65
Ms. Bryan joined Insight in December 2007 as our Chief Financial Officer. Prior to joining Insight, Ms. Bryan served as Executive Vice President and Chief Financial Officer at Swift Transportation Co., Inc., a provider of truckload transportation and logistics services, as Chief Financial Officer at APL Logistics in Oakland, California and in various finance roles at Ryder System, Inc., including Chief Financial Officer of Ryder’s largest business unit, Ryder Transportation Services. Ms. Bryan is a member of the board of directors and the audit committee of WESCO International, Inc., a leading provider of business-to-business distribution, logistics services and supply chain solutions, and of Pinnacle West Capital Corporation, a public utility holding company. In January 2018, she was appointed to the Economic Advisory Council for the Federal Reserve Bank of San Francisco.
Dee Burger, President North America, Age 54
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
Samuel C. Cowley, Senior Vice President, General Counsel and Secretary, Age 63
Mr. Cowley joined Insight in June 2016 as our Senior Vice President and General Counsel. Prior to joining Insight, Mr. Cowley served as General Counsel and Vice President, Business Development of Prestige Brands Holdings, Inc., a company that markets and distributes over-the-counter healthcare products, as Executive Vice President, Business Development and General Counsel of Matrixx Initiatives, Inc. and Executive Vice President and General Counsel of Swift Transportation Co., Inc. Prior to that, he practiced law in the business and finance groups with the law firms of Snell & Wilmer and Reid & Priest.
Rachael A. Crump, Chief Accounting Officer, Age 49
Ms. Crump joined Insight in December 2016 as Vice President of Finance, Controller – North America. She was appointed Principal Accounting Officer and Global Corporate Controller in September 2018, with her title being consolidated to Chief Accounting Officer in September 2023. Ms. Crump is a Certified Public Accountant. She began her career in public accounting in 1997 with Ernst & Young LLP. Ms. Crump has held controller positions with several public multinational companies in the software, medical services and semiconductor industries. Prior to joining Insight, Ms. Crump served as the Senior Director Controller, Global Accounting at Amkor Technology, Inc. a semiconductor product packaging and test services provider, from 2006 to 2016.
Rob Green, Chief Digital Officer, Age 56
Mr. Green was appointed Chief Digital Officer of Insight in December 2023. Mr. Green joined Insight in August 2021 as Senior Vice President, eCommerce and was appointed Senior Vice President, Digital Transformation in July 2023. Mr. Green had previously spent eight years in various roles with Amazon, an online retailer and web services provider, including as General

INSIGHT ENTERPRISES, INC.
Manager, Amazon Business Public Sector from December 2019 to June 2021 and General Manager, Amazon Business Marketplace from January 2016 to December 2019. Prior to joining Amazon, Mr. Green held various executive level roles within the Oracle Corporation.
Adrian Gregory, President – Insight EMEA, Age 50
Mr. Gregory joined Insight in January 2023 as EMEA President. Prior to joining the Company, he served as Chief Executive Officer for North Europe and APAC at Atos, an IT services and consulting company. Prior to being named Chief Executive Officer in February of 2022, Mr. Gregory spent 10 years in various other executive positions at Atos, including serving as Senior Executive Vice President, Global Head of Financial Services & Insurance, where he led the integration of Atos Syntel in India and served as Chief Executive Officer of Atos UK and Ireland. Prior to Atos, he held roles at Hewlett-Packard Development Company, L.P., Fujitsu ICL, and Petroleum Shipping Ltd.
James A. Morgado, Senior Vice President of Finance, Age 51
Mr. Morgado joined Insight in January 2022 as Senior Vice President of Finance. For the previous four years, he served as the Vice President of Finance for Synopsys, Inc., an enterprise software engineering company focused on electronic design automation, where he was responsible for Corporate Planning, FP&A, Treasury, Procurement and Supply Chain Finance. Prior to Synopsys, Mr. Morgado worked for Juniper Networks, Inc., Cisco Systems, Inc., The Stephenz Group, Inc., Aramark Uniform Services, and Citigate Cunningham, Inc. in various positions within Finance.
Joyce A. Mullen, President and Chief Executive Officer, Age 61
Ms. Mullen was appointed President and Chief Executive Officer and a director of Insight effective January 1, 2022. Ms. Mullen joined Insight in October 2020 as our President of the North America Region. Prior to joining Insight, Ms. Mullen spent 21 years at Dell Technologies, a technology company, in a variety of sales, service delivery, and IT solutions roles. Ms. Mullen also serves on the board of directors as well as the nominating and governance and compensation & human resources committees of The Toro Company.
Jennifer Vasin, Chief Human Resources Officer, Age 49
Ms. Vasin was appointed Chief Human Resources Officer of Insight in February 2022. Ms. Vasin joined Insight as a Director of Human Resources in April 2008 when Insight acquired Calence LLC, a professional services consulting firm where Ms. Vasin had served as a Leader of Human Resources since March 2002. Ms. Vasin was named a Vice President of Human Resources in February 2012 and Senior Vice President of Human Resources in January 2019. Prior to Calence, Ms. Vasin worked in the airline industry in a variety of roles, including human resources leadership positions.
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
The competitive landscape in which we operate continues to change as new technologies are developed. While innovation helps our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us and make up a significant part of our business and future, cloud-based solutions and technologies developed by manufacturer and publisher partners are alternatively marketed directly to customers without utilizing solutions providers like us, and our partners could otherwise reduce the volume of hardware, software or services we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued innovations by our current vendor partners and our ability to partner with new and emerging technology providers.
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
In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in client usage, or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We regularly experience partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives. If we are unable to react timely to remediate and effectively respond to these changes in the partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, partner funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations. This is especially true in connection with the incentive programs of our largest partners: Microsoft, Dell, Cisco Systems, HP Inc., Google and Lenovo. There can be no assurance that we will continue to receive such incentives in the future.
We may not be able to keep pace with rapidly evolving technological advances and the evolving competitive marketplace in which we sell our service offerings. Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and market demand to serve the needs of our clients. For example, cloud, security, and digital-related solutions are continuously evolving, and there is rapid development and technological evolution in areas such as IoT, edge-computing, computer vision, advanced machine learning and AI (including GenAI), automation, augmented reality, blockchain and as-a-service solutions. If we do not invest sufficiently in new technologies, successfully adapt to industry developments and evolving client demand at sufficient speed and scale, we may be unable to develop or maintain a competitive advantage in the market and execute on our growth strategy and initiatives, which could have a material adverse effect on our business.
General economic and political conditions, including unfavorable conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending would adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a particular region or business or industry sector, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability

INSIGHT ENTERPRISES, INC.
to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.
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

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including continuing increases in inflation and interest rates, the possibility of recession, or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide in financial markets and in the economy, as well as other adverse impacts. Potential impacts related to conflicts, such as those ongoing in Ukraine and Gaza, include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, all of which could adversely impact our business, particularly our European operations.
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

INSIGHT ENTERPRISES, INC.
Failure to provide high quality services to our clients could adversely affect our reputation, brand, business, results of operations or cash flows. Our services include professional, managed, configuration and partner services as well as warranties. In addition, we deliver and manage mission critical software, systems and network solutions for our clients. We also offer certain services, such as implementation and installation services and repair services, to our clients through various third-party service providers engaged to perform these services on our behalf. If we or our third-party service providers fail to provide high quality services to our clients or such services result in an unplanned disruption of our clients' businesses, this could, among other things, result in legal claims and proceedings and liability for us. As we expand our services and solutions offerings and provide increasingly complex services and solutions, we may be exposed to additional operational, regulatory and other risks. We could also incur liability for failure to comply with the rules and regulations applicable to new services and solutions we provide to our clients. The occurrence of any of the aforementioned could adversely affect our reputation, brand, business, results of operations or cash flows.
We rely on independent shipping companies for delivery of products and are subject to price increases or service interruptions from these carriers. We generally ship hardware products to our clients by FedEx, United Parcel Service and other commercial delivery services and invoice clients for delivery charges. If we are unable to pass on to our clients current costs and future increases in the cost of commercial delivery services, our profitability could be adversely impacted. Additionally, strikes, inclement weather, natural disasters, public health issues such as pandemics or endemics, terrorist attacks or other service interruptions sustained by such shippers could adversely impact our ability to deliver products on a timely basis. Such events could have a material adverse effect on our business, financial condition and results of operations.
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Armenia, Australia, Canada, France, Germany, India, the Netherlands, the Philippines, Ukraine and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally.
The success and profitability of international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as:

•political or economic instability, including the possibility of recession or financial market instability, or acts of war;
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
•extended payment terms;
•seasonal reductions in business activity in some parts of the world; and
•natural disasters, terrorism, civil unrest, public health issues such as pandemics or endemics and other geopolitical uncertainties.

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

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States, and we currently conduct only limited hedging activities. International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar, which has been very strong in recent years in foreign currency exchange rates and which has, at times, adversely impacted our results of operations and cash flows from our operations in EMEA. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. We cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.
The interruption of the flow of products from our suppliers has and could continue to disrupt our supply chain. Our business depends on the timely supply of products in order to meet the demands of our clients. Manufacturing interruption or delays, including as a result of the financial instability or bankruptcy of manufacturer, labor and supply shortages, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, public health issues, such as pandemics or endemics, or other adverse occurrences affecting our suppliers' facilities, could disrupt our supply chain. We have experienced and could continue to experience product constraints due to the failure of suppliers to accurately forecast demand, or to manufacture sufficient quantities of product to meet demand (including as a result of shortages of product components), among other reasons.
A natural disaster or other adverse occurrence at one of our primary facilities could damage our business. We have warehouse and distribution facilities in the United States and Canada and in the United Kingdom and Germany. If the warehouse and distribution equipment at one of our distribution centers were to be seriously damaged, or negatively impacted, by a natural disaster, act of terrorism, or public health issue or other adverse occurrence, we could utilize another distribution center or third-party distributors to ship products to our clients. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our clients and would cause us to incur incremental operating costs. In addition, we operate numerous sales offices which may contain both business-critical data and confidential information of our clients. A natural disaster, act of terrorism, or public health issue or other adverse occurrence at any of our major sales offices could also negatively impact our business, results of operations or cash flows.

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
As with many other businesses, we, our third-party service providers and a number of our vendors have been and are continually subject to cyberattacks and the risk of data security incidents, the frequency, intensity, and sophistication of which continue to increase year over year. Due to the constant risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our networks systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyber-attack or data security incident. We have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents. Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. As newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.
Although we take the security of our network systems and information very seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security. New and sophisticated tools and methods are constantly being developed by criminals and cyber terrorists

INSIGHT ENTERPRISES, INC.
to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. Malicious individuals, organizations, and nation-state threat actors have and may continue to attempt to penetrate or compromise our network systems, the products we sell, or services we and our third-party contractors provide in order to access, acquire, misappropriate, disclose, alter, or otherwise compromise our teammates’, clients’, and partners’ proprietary, confidential, technical business, and/or personal information in our possession or to which we have access, create system disruptions, cause system or operations shutdowns or perpetrate secondary attacks against our clients, partners, and teammates. Such individuals or organizations also may develop or deploy viruses, worms, ransomware or otherwise exploit security vulnerabilities of our systems or our product offerings, or attempt to fraudulently induce our employees, clients or others to disclose passwords or other sensitive information or unwittingly provide access to our systems, data, or client environments.
Any failure on the part of us, our third-party service providers or our vendors to maintain the security of our network systems and the proprietary, confidential, and personal data in our possession, including via the penetration of our network security and attempted or actual misappropriation, disclosure, alteration, or compromise of proprietary, confidential and personal information, could disrupt the security of our systems and business applications, as well as impair our ability to provide services to our clients and protect the privacy of their data. These disruptions could further result in costly investigations and remediation, business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our teammates’, partners’ and clients’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business, financial condition and results of operations.
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

INSIGHT ENTERPRISES, INC.
The development, adoption and use of GenAI may result in increased liability exposure and competitive risk. The development, adoption, and use of GenAI technologies are complex and still in their early stages, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. For example, GenAI systems that we deploy may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our GenAI systems could result in vulnerabilities, delays or errors in our offerings and compromise the integrity, security, or privacy of the generated content and applicable infrastructure. These limitations or failures could result in reputational damage, legal liabilities, increased regulatory scrutiny, or loss of client confidence which, in turn, could result in lower than anticipated demand and have a material adverse effect on our business, financial condition and results of operations.
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
Our public sector contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business. Revenue from public sector contracts is derived from sales to federal, state and local governmental entities, as well as to educational institutions, through open market sales and various contractual frameworks and programs. Non-compliance with requisite procurement, billing or ordinance-specific administrative rules, procedures, and processes could subject our contracts to protest or make them voidable regardless of whether we bear any responsibility for non-compliance. This could also subject us to debarment, suspension, or disqualification from doing business with governmental entities, and could also result in civil, criminal, and administrative liability. Public sector contracts can contain one-sided provisions and certifications in favor of public sector clients, including broad indemnification obligations, uncapped liability or liquidated damages obligations, which can impose financial risks that are beyond those associated with ordinary course commercial contracts with non-public sector clients. In addition, public sector contracts may be subject to audits and investigations by government agencies. Public sector contracts are generally terminable at any time for convenience and in some instances contracting agencies are subject to non-appropriation of funding which impairs their ability to pay us for multi-year contract obligations. Any of the foregoing or any other reduction in revenue from public sector clients could have a material adverse effect on our business, financial condition, and results of operations.

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
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business. We have a substantial amount of indebtedness. As of December 31, 2023, we had $940.5 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $231.9 million of obligations outstanding under our inventory financing agreements. At December 31, 2023, $348.0 million of our outstanding debt relates to the Notes that are convertible at the option of the holders and as a result are classified as a current liability. We also have the ability to borrow an additional $1.1 billion under our senior secured credit facility. Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:
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
Our acquisition strategy may increase our outstanding debt and interest expense and decrease the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. To fund our acquisition initiatives, we increase our total borrowings from time to time, such as with the recent acquisition of SADA. These additional borrowings have the effect of increasing our future interest expenses and require escalating amortization payments. Additionally, certain of our financing facilities have interest rates that vary based on market conditions and on utilization, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.
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

INSIGHT ENTERPRISES, INC.
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
Contractual disputes with our clients and third-party suppliers could be costly, time-consuming, and harm our business and reputation. Our business is contract intensive and we are party to contracts with our clients and suppliers in all of our regions. Our contracts can contain a variety of terms, including passthrough terms from our suppliers, data security and privacy obligations, indemnification obligations, and regulatory requirements. Contract terms may not always be standardized across our clients and suppliers and can be subject to differing interpretations, which could result in disputes from time to time. Our contracts with clients may also include indemnification provisions under which we agree to indemnify for losses incurred as a result of claims of third-party intellectual property rights infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from sale of our solutions or the resale of our suppliers’ hardware, cloud, software, and services. Large contract damages payments could harm our business, reputation, operating results, and financial condition. Any dispute with respect to such obligations could have adverse effects on our relationships with existing or potential clients and suppliers, and harm our business, financial condition, reputation, and operating results.
We depend on certain key management personnel and our ability to attract, train and retain skilled teammates to satisfy client demand, including highly skilled technical resources with experience in key digital areas. We rely on key management and qualified engineering, marketing, and sales teammates to execute our strategy to grow profitable market share. Competition for skilled and non-skilled workers in the IT industry is intense and there are risks of sustained labor shortages in key digital areas across various regions. If we are unable to continue to attract and retain highly qualified executives, management, sales, service and technical teammates, it could have a material adverse effect on our business, financial condition and results of operations. We make significant investments, and incur significant costs, in the recruitment and development of our leadership team, sales executives, solution architects, services engineers, project managers and other IT resources. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our teammates, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we are unable to maintain an environment for teammates that is competitive and appealing, it could have an adverse effect on engagement and retention, and a material adverse effect on our business.

INSIGHT ENTERPRISES, INC.
The acquisition, integration and operation of acquired businesses may disrupt our business and create additional expenses, and we may not achieve the anticipated benefits of the acquisitions. In connection with our strategic initiatives, we regularly acquire new businesses to expand our technical capabilities, product and service offerings and client base and to realize cost savings. All acquisitions entail various risks such as difficulties in realizing the intended benefits of the acquired business, exposure to unexpected liabilities, difficulties in retaining key employees and adverse client reactions. In addition, integration of an acquired business involves numerous risks, including assimilation of operations of the acquired business and difficulties in the convergence of IT systems, the diversion of management’s attention from other business concerns, risks of entering markets in which we have had no or only limited direct experience, assumption of unknown or unquantifiable liabilities, the potential loss of key clients, difficulties assimilating and retaining teammates of those businesses into our culture and organizational structure, difficulties in completing strategic initiatives already underway in the acquired company, and unfamiliarity with partners of the acquired company, each of which could have a material adverse effect on our business, results of operations and financial condition. The continued integration activities of the acquired businesses into our business are difficult and time consuming, and we may be unable to achieve expected synergies and operating efficiencies over the long term. We cannot assure that these risks or other unforeseen factors will not offset the intended benefits of the acquisitions, in whole or in part.
Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon vesting of restricted stock units, upon conversion of the Notes and upon exercise of the warrants that were issued in connection with the Call Spread Transactions. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our information security program is managed by a dedicated Chief Information Security Officer (“CISO”) who is responsible, along with his team, for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO has served in that role since 2021 and has been in cybersecurity related roles for 25 years, including with two publicly traded companies. Our Board of Directors has delegated oversight of risks from cybersecurity threats through our information security program to our Audit Committee, which receives updates on an as needed basis from our CISO regarding risks from cybersecurity threats. Our CISO additionally provides periodic updates to our Board of Directors, our Chief Executive Officer and other senior management members, including at least twice per year through our overall Enterprise Risk Management Program. These updates include, among other risk management issues, updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Our information security program leverages components from industry frameworks and generally recognized best practices, including International Organization for Standardization 27001 and National Institute of Standards and Technology ("NIST") standards, such as the NIST Cybersecurity Framework, which emphasizes identification, protection, detection, response and recovery. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors. We also collaborate with

INSIGHT ENTERPRISES, INC.
thought leaders in cybersecurity including with key vendors, clients, business partners, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and improve the effectiveness of our information security policies and procedures. This collaboration allows us to rapidly adopt industry best practices developed through firsthand experience mitigating cyber incidents. Our program also includes processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.
We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition over the long term.
Item 2. Properties
Our principal executive office is located in Chandler, Arizona. At December 31, 2023, we owned or leased approximately 1.8 million square feet of office and warehouse space, and, while approximately 75% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 16 countries in EMEA and we lease office facilities in 7 countries in APAC. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. Information about significant sales, distribution, services and administration facilities in use as of December 31, 2023 is summarized in the following table:

INSIGHT ENTERPRISES, INC.

Operating Segment	Location	Primary Activities	Own or Lease
North America	Chandler, Arizona, USA	Executive Office, Sales and Administration, Network Operations Center and Client Support Center	Own
	Eden Prairie, Minnesota, USA	Sales, Services and Administration	Lease
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Lewis Center, Ohio, USA	Services, Distribution and Administration	Own
	Plano, Texas, USA	Sales and Administration	Lease
	Liberty Lake, Washington, USA	Sales and Administration	Lease
	Tampa, Florida, USA	Sales and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Fort Worth, Texas, USA	Services, Distribution and Administration	Lease
	Edmonton, Alberta, Canada	Sales, Distribution and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease
	Calgary, Alberta, Canada	Distribution	Lease
	Mississauga, Ontario, Canada	Sales and Administration	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Lease
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Vélizy, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease
	Chisinau, Moldova	Services	Lease
	Timisoara, Romania	Services	Lease

APAC	Sydney, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Auckland, New Zealand	Sales and Administration	Lease
	Hong Kong	Sales and Administration	Lease
	Shanghai, China	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease
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
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. As of February 16, 2024, we had 32,590,162 shares of common stock outstanding held by 37 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains certain covenants that restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	$200,020,373
November 1, 2023 through November 30, 2023	—	—	—	200,020,373
December 1, 2023 through December 31, 2023	—	—	—	200,020,373
	—		—

On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300.0 million of our common stock, including $50.0 million that remained available from a prior authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from the prior authorization. As of December 31, 2023, approximately $200.0 million remained available for repurchases under this share repurchase plan.

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

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2018 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$172.00	$187.00	$262.00	$246.00	$435.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	131.00	159.00	200.00	161.00	203.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	183.00	325.00	440.00	324.00	482.00
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
Overview
Today, every business is a technology business. We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 35 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
Full year 2023 financial and operational highlights included the following:
•We reported record gross profit of $1.7 billion and record gross margin of 18.2%, primarily driven by expansion in North America.
•We generated cash flows from operations of $619.5 million.
•In December 2023, we acquired SADA to strengthen our digital transformation capabilities and accelerate the growth of our cloud services and solutions.
•In August 2023, we acquired Amdaris to support our EMEA services and solution offerings.
On a consolidated basis, for the year ended December 31, 2023:
•Net sales of $9.2 billion decreased 12% compared to 2022.
•Gross profit of $1.7 billion increased 2% compared to 2022.
•Consolidated gross margin expanded approximately 250 basis points to a record 18.2% of net sales in 2023. This increase reflects expansion in margin from services net sales, primarily from growth in cloud solution offerings, and an expansion in product margin.
•Earnings from operations increased to $419.8 million in 2023, an increase of 1% compared to the prior year, which represented 4.6% of net sales.
•Our effective tax rate in 2023 was 25.6%, which compares to our effective tax rate of 25.1% in 2022.
•Net earnings and diluted net earnings per share were $281.3 million and $7.55, respectively, in 2023. In 2022, we reported net earnings of $280.6 million and diluted net earnings per share of $7.66.
The results of operations for 2023 include the following items:
•severance and restructuring expenses, net of $6.1 million, $4.4 million net of tax;
•acquisition and integration related expenses of $7.4 million, $6.0 million net of tax; and
•the repurchase of approximately 1.6 million shares of the Company’s common stock for an aggregate cost of $217.1 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The results of operations for 2022 include the following items:
•severance and restructuring expenses of $4.2 million, $3.2 million net of tax; and
•the repurchase of approximately 1.1 million shares of the Company’s common stock for an aggregate cost of $107.9 million.
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
During 2023, we generated $619.5 million of cash from operating activities and primarily utilized cash for strategic acquisitions and to repurchase shares of our common stock. We had net borrowings of $299.6 million under our senior secured revolving credit facility (the “ABL facility”). We ended the year with $268.7 million of cash and cash equivalents and $940.5 million of debt outstanding under our long-term debt facilities, including $348.0 million related to the Notes that are classified as a current liability at December 31, 2023.
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
Supply Chain Constraints and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of 2020 continued to ease in the second half of 2023. We believe that the remaining supply constraints and extended lead times for certain infrastructure, including networking products have now normalized back to historic levels. However, we continue to see a general slowdown in our clients' decision making, which we believe will continue in the near term. In addition, inflation resulted in higher interest rates on all of our variable rate facilities when compared to 2022 and we expect these higher rates will continue into 2024. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects for 2024 and beyond.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2023 and 2022:

	2023	2022
Net sales	100.0%	100.0%
Costs of goods sold	81.8	84.3
Gross profit	18.2	15.7
Operating expenses:
Selling and administrative expenses	13.5	11.7
Severance and restructuring expenses and acquisition-related expenses	0.1	—
Earnings from operations	4.6	4.0
Non-operating expense, net	0.5	0.4
Earnings before income taxes	4.1	3.6
Income tax expense	1.0	0.9
Net earnings	3.1%	2.7%
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.
Our results of operations include the results of Hanu, Amdaris and SADA from their respective acquisition dates.
2023 Compared to 2022
Net Sales. Net sales decreased 12%, or $1.3 billion, in 2023 compared to 2022. Net sales of products (hardware and software) decreased 15%, year to year, while net sales of services increased 4%, year over year, in 2023 compared to 2022. Our net sales by operating segment for 2023 and 2022 were as follows (dollars in thousands):

	2023	2022	% Change
North America	$7,382,354	$8,484,392	(13%)
EMEA	1,563,654	1,712,521	(9%)
APAC	229,832	234,278	(2%)
Consolidated	$9,175,840	$10,431,191	(12%)

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for North America for 2023 and 2022 were as follows (dollars in thousands):

	North America
Sales Mix	2023	2022	% Change
Hardware	$4,498,466	$5,738,586	(22%)
Software	1,669,046	1,552,715	7%
Services	1,214,842	1,193,091	2%
	$7,382,354	$8,484,392	(13%)
Net sales in North America decreased 13%, or $1.1 billion, in 2023 compared to 2022. This net decrease reflects a decrease in hardware net sales, partially offset by increases in software and services net sales. Net sales of hardware decreased 22%, year to year. Net sales of software and services increased 7% and 2%, respectively, year over year. The net decrease year to year was primarily the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients. This decrease reflects lower sales of devices throughout the year and decreases in infrastructure sales in the latter part of 2023. We believe these decreases reflect client decisions around timing of device refreshes and investments in infrastructure in response to challenges in the broader macroeconomic environment. We expect this trend could continue into the second half of 2024.
•The increase in software net sales was primarily due to higher volume of software licensing. This increase was partially offset by the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in services net sales was primarily due to the continued trend toward higher sales of cloud solution offerings, including net sales attributable to SADA, which we acquired in December 2023, partially offset by decreases in Insight Delivered services net sales.
Our net sales by offering category for EMEA for 2023 and 2022, were as follows (dollars in thousands):

	EMEA
Sales Mix	2023	2022	% Change
Hardware	$546,621	$654,381	(16%)
Software	784,717	857,516	(8%)
Services	232,316	200,624	16%
	$1,563,654	$1,712,521	(9%)
Net sales in EMEA decreased 9% (also decreased 9% excluding the effects of fluctuating foreign currency exchange rates), or $148.9 million, in 2023 compared to 2022. This net decrease reflects a decrease in hardware and software net sales, partially offset by an increase in services net sales. Net sales of hardware and software were down 16% and 8%, respectively, year to year, partially offset by an increase in services net sales of 16%, year over year. The changes were primarily the result of the following:
•The decrease in hardware net sales was primarily due to lower sales to public sector, large enterprise and corporate clients.
•The decrease in software net sales was due to the continued trend toward higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in services net sales was due to increased sales of Insight Delivered services, including from Amdaris, which we acquired in August 2023, and higher sales of cloud solution offerings.
Our net sales by offering category for APAC for 2023 and 2022, were as follows (dollars in thousands):

	APAC
Sales Mix	2023	2022	% Change
Hardware	$43,850	$57,928	(24%)
Software	88,688	86,661	2%
Services	97,294	89,689	8%
	$229,832	$234,278	(2%)
Net sales in APAC decreased 2% (increased 1% excluding the effects of fluctuating foreign currency rates), or $4.4 million, in 2023 compared to 2022. Net sales of hardware decreased 24% year to year, partially offset by increases in software and services net sales of 2% and 8%, respectively, year over year. The net changes were primarily the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients.
•The increase in services net sales was due to higher volume of Insight Delivered services and higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category.
•The increase in software net sales was primarily due to higher volume of sales to corporate and public sector clients, partially offset by the continued trend toward higher sales of cloud solution offerings.
Net sales by category for North America, EMEA and APAC were as follows for 2023 and 2022:

	North America		EMEA		APAC
Sales Mix	2023	2022	2023	2022	2023	2022
Hardware	61%	68%	35%	38%	19%	25%
Software	23%	18%	50%	50%	39%	37%
Services	16%	14%	15%	12%	42%	38%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 2%, or $33.0 million, in 2023 compared to 2022, with gross margin increasing approximately 250 basis points to 18.2% of net sales. Our gross profit and gross profit as a percent of net sales by operating segment for 2023 and 2022 were as follows (dollars in thousands):

	2023	% of Net Sales	2022	% of Net Sales
North America	$1,345,955	18.2%	$1,328,333	15.7%
EMEA	259,987	16.6%	247,269	14.4%
APAC	63,583	27.7%	60,965	26.0%
Consolidated	$1,669,525	18.2%	$1,636,567	15.7%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s gross profit increased 1%, or $17.6 million, in 2023 compared to 2022. As a percentage of net sales, gross margin expanded by approximately 250 basis points year over year. The year over year net increase in gross margin was primarily attributable to the following:
•A net increase in product margin of 41 basis points year over year. This increase was primarily due to higher margins on both hardware and software net sales compared to the prior year. The expanded margins on hardware are due in part to the decline in lower margin devices and also reflect the results of profitability and pricing initiatives started in 2022.
•An expansion in services margin year over year of 216 basis points was due to higher margins generated from increased cloud solution offerings, including margin contributed by SADA, software maintenance and on Insight Core services, (consisting of Insight Delivered and managed services).
EMEA’s gross profit increased 5% (increased 4% excluding the effects of fluctuating foreign currency exchange rates), or $12.7 million, in 2023 compared to 2022. As a percentage of net sales, gross margin expanded 220 basis points to 16.6%. The year over year net increase in gross margin was primarily attributable to the following:
•A net increase in product margin of 50 basis points year over year. This increase was primarily due to higher margins on both hardware and software net sales compared to the prior year, partially offset by a decrease in partner funding.
•An expansion in services margin year over year of 169 basis points was due to higher margins generated from increased cloud solution offerings and on Insight Core services from Amdaris.
APAC’s gross profit increased 4% (increased 8% excluding the effects of fluctuating foreign currency exchange rates), or $2.6 million, in 2023 compared to 2022. As a percentage of net sales, gross margin increased by approximately 170 basis points year over year. The expanded gross margin for APAC in 2023 compared to 2022 was due primarily to changes in sales mix to services net sales, including Insight Core services at higher margins than product net sales.
Our overall gross margins expanded in 2023 compared to 2022, as expected. We believe this trend could continue into future periods as we focus on selling solutions and increasing our services net sales, including cloud solution offerings.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $19.6 million in 2023 compared to 2022. Selling and administrative expenses also increased approximately 180 basis points as a percentage of net sales in 2023 compared to 2022. The overall net increase in expenses reflects a $7.3 million increase in personnel costs, including teammate benefits, and a $19.8 million increase in other expenses, year over year. The increase in personnel costs reflects increases in overall teammate headcount from the acquisitions of Amdaris and SADA. The increase in other expenses is partially due to costs incurred related to a third-party data center service outage, net of recoveries of $5.0 million and an increase of $4.2 million in transformation costs incurred and paid to third parties in 2023 compared to 2022. On July 29, 2023, a third-party data center that hosts network environments for certain Insight managed services clients, experienced a security incident that resulted in a service outage at the data center. The incident did not impact any of Insights' information systems, credentials, or data. To support our clients that were impacted, the Company paid for certain equipment and services required to resolve the outage. Transformation costs are costs we incur to transform our business to help us achieve our strategic objectives, including becoming a leading solutions integrator. We expect to continue to incur further transformation costs in 2024; however, these costs are unique in nature and are not expected to recur in the longer term. Depreciation and amortization expense also increased $6.2 million, year over year, primarily as a result of the Amdaris and SADA acquisitions. These increases were partially offset by decreases in legal and professional fees of $8.3 million and marketing costs of $3.1 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses, Net. During 2023, we recorded severance expense, net of adjustments, totaling $12.9 million. These expenses were partially offset by net gains on the sale of properties due to restructuring of $6.8 million. During 2022, we recorded severance expense, net of adjustments, totaling $4.2 million.
Acquisition and Integration-related Expenses. During 2023, we incurred $7.4 million in direct third-party costs primarily related to the acquisitions of SADA and Amdaris. During 2022, we incurred $2.0 million in direct third-party costs primarily related to the acquisition of Hanu. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our acquisitions.
Earnings from Operations. Earnings from operations increased 1%, or $6.1 million, year over year, in 2023 compared to 2022. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for 2023 and 2022 (dollars in thousands):

	2023	% of Net Sales	2022	% of Net Sales
North America	$362,082	4.9%	$350,436	4.1%
EMEA	38,128	2.4%	44,264	2.6%
APAC	19,585	8.5%	19,000	8.1%
Consolidated	$419,795	4.6%	$413,700	4.0%
North America’s earnings from operations increased 3%, or $11.6 million, year over year, in 2023 compared to 2022. As a percentage of net sales, earnings from operations increased by approximately 80 basis points to 4.9%. The increase in earnings from operations was primarily driven by an increase in gross profit in excess of increases in selling and administrative expenses, severance and restructuring expenses and acquisition and integration related expenses.
EMEA’s earnings from operations decreased 14% (also decreasing 14% excluding the effects of fluctuating foreign currency exchange rates), or $6.1 million, year to year, in 2023 compared to 2022. As a percentage of net sales, earnings from operations decreased by approximately 20 basis points to 2.4%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and acquisition and integration related expenses, partially offset by an increase in gross profit.
APAC’s earnings from operations increased 3% (increasing 6% excluding the effects of fluctuating foreign currency exchange rates), or $0.6 million, year over year, in 2023 compared to 2022. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 8.5%. The increase in earnings from operations reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses in 2023 compared to 2022.
Non-Operating (Income) Expense.
Interest Expense, net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities and the Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense increased 4%, or $1.6 million, in 2023 compared to 2022 primarily due to higher interest rates under our ABL facility. This was partially offset by lower average daily balances under our ABL facility, higher interest income earned in 2023 and decreased imputed interest under our inventory financing facilities. Imputed interest under our inventory financing facilities decreased $2.2 million due to lower average daily balances in 2023 compared to 2022. For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Other Expense (Income), Net. Other expense (income), net, consists primarily of foreign currency exchange gains and losses. Foreign currency exchange gains and losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The changes in net foreign currency exchange gains/losses are due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.
Income Tax Expense. Our effective tax rate for 2023 was 25.6% compared to 25.1% in 2022. The increase in the tax rate was primarily due to reduced foreign and research tax credit benefits available in 2023 as compared to 2022 and the effect of valuation allowances on certain foreign loss carryforwards. These increases were partially offset by the release of reserves related to tax years whose statute expired during the current year.
The effective tax rate in 2023 was higher than the federal statutory rate of 21.0% primarily due to state income taxes and higher taxes on earnings in foreign jurisdictions. These increases were offset partially by research tax credits. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
2022 Compared to 2021
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for 2023 and 2022 (in thousands):

	2023	2022
Net cash provided by operating activities	$619,531	$98,106
Net cash used in investing activities	(505,201)	(137,841)
Net cash (used in) provided by financing activities	(16,712)	114,007
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	7,449	(14,531)
Increase in cash, cash equivalents and restricted cash	105,067	59,741
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$270,785	$165,718
Cash and Cash Flow
•Our primary uses of cash during 2023 were to fund the strategic acquisitions of SADA and Amdaris, to repurchase shares of our common stock, to repay our inventory financing facilities and to purchase property and equipment.
•Operating activities generated $619.5 million in cash in 2023, compared to $98.1 million in 2022.
•We received proceeds from the sale of assets, including our properties held for sale, of $15.5 million in 2023, compared to $1.3 million in 2022.
•We had net repayments under our inventory financing facilities of $70.4 million in 2023 compared to net repayments of $8.3 million in 2022.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•Net borrowings under our ABL facility were $299.6 million in 2023. Net borrowings under our ABL facility were $244.7 million in 2022.
•Capital expenditures were $39.3 million in 2023 compared to $70.9 million in 2022.
•During 2023, we repurchased an aggregate of $217.1 million of our common stock compared to an aggregate of $107.9 million repurchased during 2022.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our cash and working capital requirements for operations as well as other strategic investments over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, debt repayments, including conversion of the Notes, and repayment of our inventory financing facilities for the next 12 months. While we expect the majority of holders of the Notes will not opt to convert their Notes early, the Notes become freely convertible at the option of the holders beginning in June 2024. We believe we have sufficient funds available from capacity under our ABL facility as well as cash we expect to generate from operations, to fund any early conversions that may occur. We currently expect to fund known cash commitments beyond the next 12 months through operating cash activities or other available financing resources.
Net cash provided by operating activities.
•Cash flow from operating activities in 2023 was $619.5 million, a significant increase in cash generation compared to 2022. The increase in cash flow from operating activities was primarily driven by the decline in devices net sales experienced throughout 2023 when compared to 2022. We have an inverted cash cycle resulting from typically paying partners on shorter terms than we provide to our clients. This generally means in periods of declining hardware sales, and particularly of devices, we typically generate increased cash from operations.
Our consolidated cash flow operating metrics for the quarters ended December 31, 2023 and 2022 were as follows:

	2023	2022
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	147	120
Days inventory outstanding (“DIOs”) (b)	9	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(127)	(92)
Cash conversion cycle (days) (d)	29	40
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
(d)Calculated as DSOs plus DIOs, less DPOs.

•Our cash conversion cycle was 29 days in the quarter ended December 31, 2023, a decrease of 11 days when compared to the fourth quarter of 2022.
•The changes in our cash conversion cycle compared to the same period in the prior year resulted from the net effect of a 35 day increase in DPOs and a 3 day decrease in DIOs partially offset by a 27 day increase in DSOs.
•The changes in our cash conversion cycle year over year were primarily the result of:

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•the impact to DPOs of the SADA and Amdaris acquisitions combined with changes in vendor mix away from discount vendors;
•the benefit to DIOs of the easing of supply constraints; and
•the impact to DSOs of the SADA and Amdaris acquisitions combined with an increase in other receivables including multi-year transactions.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $1.8 billion and $1.6 billion in the fourth quarter of 2023 and 2022, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily costs of goods sold results in a reduction to our cash conversion cycle from 29 days to 22 days in the fourth quarter of 2023 and from 40 days to 28 days in the fourth quarter of 2022, which we believe provides a more accurate reflection of our cash flow operating metrics.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in 2024, in excess of working capital needs, to pay down our ABL facility and our inventory financing facilities as well as to fund strategic acquisitions.
Net cash used in investing activities.
•We acquired SADA and Amdaris for approximately $398.6 million and $82.9 million, respectively, net of cash and cash equivalents acquired and excluding earn outs and hold backs in 2023.
•We received proceeds from the sale of assets, including our properties held for sale, of $15.5 million and $1.3 million in 2023 and 2022, respectively.
•Capital expenditures were $39.3 million and $70.9 million in 2023 and 2022, respectively. The majority of the capital expenditures in 2023 was used to fund technology related projects.
•We expect total capital expenditures in 2024 to be in the range of $50.0 to $55.0 million.
Net cash (used in) provided by financing activities.
•During 2023, we had net borrowings on our long-term debt under our ABL facility of $299.6 million and had net repayments under our inventory financing facilities of $70.4 million.
•During 2022, we had net borrowings on our long-term debt under our ABL facility of $244.7 million and had net repayments under our inventory financing facilities of $8.3 million.
•In 2023, we made earn out and acquisition related payments associated with our Hanu acquisition of $15.6 million in the aggregate, with the earnout finalized in November 2023.
•In 2023, we also funded $217.1 million of repurchases of our common stock, compared to $107.9 million purchased during 2022.
•We expect to repurchase shares of our common stock in 2024 under our share repurchase plan to cover the dilutive impact of stock-based awards vesting.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
2022 Compared to 2021
For a comparison of our cash flows for the fiscal years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 16, 2023.
Financing Facilities
As of December 31, 2023, our long-term debt balance includes $591.5 million outstanding under our $1.8 billion ABL facility. As of December 31, 2023, the current portion of our long-term debt relates to the Notes and other financing obligations.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•Our Notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2023, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At December 31, 2023, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of December 31, 2023, eligible accounts receivables and inventory were sufficient to permit access to $1.7 billion of the full $1.8 billion under the ABL facility.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash Requirements From Contractual Obligations
At December 31, 2023, our contractual obligations for continuing operations primarily consist of:
•$231.9 million under our inventory financing facilities due in 2024;
•$102.4 million under operating leases, the majority of which are due from 2024 through 2027;
•contingent consideration (earnout payments) associated with our acquisition of SADA, up to a maximum of $390.0 million, payable upon certain defined contingencies being met from 2024 through 2027;
•contingent consideration (earnout payments) associated with our acquisition of Amdaris, up to a maximum of $54.4 million, payable upon certain defined contingencies being met from 2024 through 2026;
•a purchase commitment related to cloud services of $95.8 million that must be met by September 2029;
•a purchase commitment related to software as a service of $33.9 million that must be met by November 2026;
•$591.5 million outstanding under our ABL facility maturing in 2027; and
•$350.0 million principal amount due on the Notes maturing in 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States. Certain of our foreign earnings were deemed distributed as a result of the Tax Cuts and Jobs Act of 2017; however, for years subsequent to 2017, we continue to assert indefinite reinvestment of foreign earnings for certain of our foreign subsidiaries. As of December 31, 2023, we had approximately $209.1 million in cash and cash equivalents in our foreign subsidiaries, the majority of which reside in Canada, The Netherlands, New Zealand and Australia. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through dividend distributions.
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
Acquisitions
Our strategy includes the possible acquisition of, or investments in, other businesses to expand or complement our operations or to add certain services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisitions of SADA in December 2023, Amdaris in August 2023 and Hanu in June 2022.
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
Judgments and Uncertainties
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
Judgments and Uncertainties
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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate impairment of goodwill during the past three fiscal years. Our assessments in the past three fiscal years have been qualitative assessments and no quantitative assessments have been deemed necessary. Additionally, during the three years ended December 31, 2023, 2022 and 2021 we analyzed each of our reporting units and determined that no impairment charge was necessary.

Acquisition Accounting/Business Combinations
Description
We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, all of the assets acquired and liabilities assumed, be recorded at the date of acquisition at their respective fair values, or other basis as applicable. The excess purchase price over the estimated fair value of net assets acquired is recorded as goodwill.
We use various models to determine the value of assets acquired and liabilities assumed such as the cost method, market method, relief from royalty method, multi-period excess earnings and discounted cash flow methods. We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. We may adjust the preliminary purchase price

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
allocation, after the acquisition closing date and through the end of the measurement period of one year or less, as we finalize the valuation of acquired assets and liabilities.
Judgments and Uncertainties
Significant judgment is often required in estimating the fair value of assets acquired (particularly intangible assets), liabilities assumed, and contingent consideration. We make estimates and assumptions about projected future cash flows including net sales, gross margin, attrition rates, growth rates, and discount rates based on historical results, business plans, expected synergies, if any, perceived risk and marketplace data considering the perspective of marketplace participants. Based on our current methodology to estimate the fair value of assets acquired and liabilities assumed, the amount of intangible assets recognized in each business combination is not highly sensitive to changes in these key assumptions. For example, with the exception of the discount rate, a 5% change in one of our key assumptions would not materially affect our reported intangible assets balance.
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate the fair value of assets acquired and liabilities assumed during the past three fiscal years. While management believes the expectations and assumptions used in valuing assets acquired and liabilities assumed are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could then result in subsequent impairment. Any such impairment charges could have a material effect on our results of operations. We completed two business combinations in fiscal 2023 and one business combination in fiscal 2022. We have not made any material adjustments to our financial statements as a result of business combination key assumptions not being consistent with our estimates in the past three fiscal years.
See Notes 1 and 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to acquisition accounting and recent acquisitions.
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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
■Determining the point in time when a customer takes control of hardware.
■Determining the point in time when the customer acquires or renews the right to use or copy software under license and control transfers to the customer.
■Evaluating the Company as either a principal or an agent for hardware and software products and services, and the related recognition of revenue from the customer on a gross or a net basis.
■Determining an appropriate pattern of revenue recognition for service performance obligations.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the revenue recognition process, including controls related to the timing and pattern of revenue recognition and gross versus net revenue recognition. As part of testing the Company’s internal controls, we also involved information technology (IT) professionals with specialized skills and knowledge, who assisted in testing of general IT controls over significant systems and the evaluation of system interface controls and automated controls designed to determine the existence, accuracy, and completeness of revenue. We evaluated the Company’s significant accounting policies related to its product and service offerings by reviewing the terms of certain vendor and customer contracts and comparing the policies to the revenue recognition standard. We selected a sample of revenue transactions and performed the following for each selection:
■Obtained evidence of a contract with the customer.
■Compared the amounts recognized and timing of revenue recognition to underlying documentation, including purchase orders, shipping documentation, and evidence of payment, if applicable.
■Evaluated the Company’s application of their accounting policies to determine the timing and amount of revenue to be recognized.
■Tested the presentation of revenue as gross or net by comparing the Company’s gross or net presentation to the attributes of the underlying vendor support and the Company’s accounting policy.
/s/ KPMG LLP
We have served as the Company’s auditor since 1990.
Phoenix, Arizona
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Insight Enterprises, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Insight Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired SADA Systems, LLC during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, SADA Systems, LLC’s internal control over financial reporting associated with approximately 15% of total assets as of December 31, 2023 and less than 1% of net sales for the year ended December 31, 2023 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SADA Systems, LLC.
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
/s/ KPMG LLP
Phoenix, Arizona
February 22, 2024

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$268,730	$163,637
Accounts receivable, net	3,568,290	3,272,371
Inventories	184,605	265,154
Contract assets, net	120,518	7,909
Other current assets	189,158	191,597
Total current assets	4,331,301	$3,900,668
Long-term contract assets, net	132,780	—
Property and equipment, net	210,061	204,260
Goodwill	684,345	493,033
Intangible assets, net	369,687	204,998
Long-term accounts receivable	412,666	160,818
Other assets	145,510	148,804
	$6,286,350	$5,112,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,255,183	$1,785,076
Accounts payable—inventory financing facilities	231,850	301,314
Accrued expenses and other current liabilities	538,346	433,789
Current portion of long-term debt	348,004	346,228
Total current liabilities	3,373,383	2,866,407
Long-term debt	592,517	291,672
Deferred income taxes	27,588	32,844
Long-term accounts payable	353,794	127,004
Other liabilities	203,335	156,586
	4,550,617	3,474,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,590 and 34,009 shares issued and outstanding in 2023 and 2022, respectively	326	340
Additional paid-in capital	328,607	327,872
Retained earnings	1,448,412	1,368,658
Accumulated other comprehensive loss – foreign currency translation adjustments	(41,612)	(58,802)
Total stockholders’ equity	1,735,733	1,638,068
	$6,286,350	$5,112,581
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales:
Products	$7,631,388	$8,947,787	$8,120,127
Services	1,544,452	1,483,404	1,315,986
Total net sales	9,175,840	10,431,191	9,436,113
Costs of goods sold:
Products	6,859,178	8,111,252	7,380,908
Services	647,137	683,372	607,648
Total costs of goods sold	7,506,315	8,794,624	7,988,556
Gross profit:
Products	772,210	836,535	739,219
Services	897,315	800,032	708,338
Gross profit	1,669,525	1,636,567	1,447,557
Operating expenses:
Selling and administrative expenses	1,236,243	1,216,660	1,117,130
Severance and restructuring expenses, net	6,091	4,235	(1,634)
Acquisition and integration related expenses	7,396	1,972	—
Earnings from operations	419,795	413,700	332,061
Non-operating (income) expense:
Interest expense, net	41,124	39,497	40,516
Other expense (income), net	817	(230)	(1,012)
Earnings before income taxes	377,854	374,433	292,557
Income tax expense	96,545	93,825	73,212
Net earnings	$281,309	$280,608	$219,345
Net earnings per share:
Basic	$8.53	$8.04	$6.27
Diluted	$7.55	$7.66	$5.95
Shares used in per share calculations:
Basic	32,991	34,903	35,011
Diluted	37,241	36,620	36,863

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net earnings	$281,309	$280,608	$219,345
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,190	(31,708)	(11,639)
Total comprehensive income	$298,499	$248,900	$207,706
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	215	2	—	—	(10,797)	—	—	(10,795)
Stock-based compensation expense	—	—	—	—	28,951	—	—	28,951
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,555)	—
Excise tax on stock repurchases	—	—	—	—	(1,882)	—	—	(1,882)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	17,190	—	17,190
Net earnings	—	—	—	—	—	—	281,309	281,309
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	220	2	—	—	(7,907)	—	—	(7,905)
Stock-based compensation expense	—	—	—	—	22,710	—	—	22,710
Repurchase of treasury stock	—	—	(1,109)	(107,922)	—	—	—	(107,922)
Retirement of treasury stock	(1,108)	(11)	1,109	107,922	(10,482)	—	(97,429)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(31,708)	—	(31,708)
Net earnings	—	—	—	—	—	—	280,608	280,608
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Balances at December 31, 2020	35,103	$351	—	$—	$364,288	$(15,455)	$993,245	$1,342,429
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	291	3	—	—	(9,112)	—	—	(9,109)
Stock-based compensation expense	—	—	—	—	18,201	—	—	18,201
Repurchase of treasury stock	—	—	(497)	(50,000)	—	—	—	(50,000)
Retirement of treasury stock	(497)	(5)	497	50,000	(5,095)	—	(44,900)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,639)	—	(11,639)
Net earnings	—	—	—	—	—	—	219,345	219,345
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$281,309	$280,608	$219,345
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,476	56,614	55,421
Provision for losses on accounts receivable	6,879	6,066	7,862
Non-cash stock-based compensation	28,951	22,710	18,201
Deferred income taxes	(13,080)	(9,251)	11,858
Amortization of debt issuance costs	4,870	6,105	16,875
Other adjustments	(1,583)	2,035	(3,259)
Changes in assets and liabilities:
Increase in accounts receivable	(11,892)	(406,370)	(289,009)
Decrease (increase) in inventories	75,729	53,711	(148,941)
Increase in contract assets	(13,840)	(3,152)	(4,757)
(Increase) decrease in long-term accounts receivable	(126,850)	(17,015)	11,750
Decrease (increase) in other assets	34,061	48,025	(25,093)
Increase in accounts payable	216,229	53,607	303,395
Increase (decrease) in long-term accounts payable	111,790	7,931	(18,454)
(Decrease) increase in accrued expenses and other liabilities	(35,518)	(3,518)	8,517
Net cash provided by operating activities:	619,531	98,106	163,711
Cash flows from investing activities:
Proceeds from sale of assets	15,515	1,346	31,005
Purchases of property and equipment	(39,252)	(70,939)	(52,079)
Acquisitions, net of cash and cash equivalents acquired	(481,464)	(68,248)	—
Net cash used in investing activities:	(505,201)	(137,841)	(21,074)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	4,587,596	4,678,212	3,953,496
Repayments on ABL revolving credit facility	(4,288,036)	(4,433,510)	(4,040,496)
Net repayments under inventory financing facilities	(70,408)	(8,307)	(14,355)
Repurchases of common stock	(217,108)	(107,922)	(50,000)
Earnout and acquisition related payments	(15,615)	—	—
Other payments	(13,141)	(14,466)	(10,030)
Net cash (used in) provided by financing activities:	(16,712)	114,007	(161,385)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	7,449	(14,531)	(5,857)
Increase (decrease) in cash, cash equivalents and restricted cash	105,067	59,741	(24,605)
Cash, cash equivalents and restricted cash at beginning of period	165,718	105,977	130,582
Cash, cash equivalents and restricted cash at end of period	$270,785	$165,718	$105,977
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Operations and Summary of Significant Accounting Policies
Description of Business
We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 35 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
Acquisitions
Effective December 1, 2023, we acquired SADA Systems, LLC ("SADA"), a provider of cloud consultancy and technical services, for a preliminary cash purchase price of approximately $398,589,000, net of cash and cash equivalents acquired of $24,701,000 and excluding the estimated fair value of earn outs, reported in other liabilities, with a range of payouts through 2027 of $0 to $390,000,000. The acquisition was funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility (the “ABL facility”).
Effective August 17, 2023, we acquired Amdaris Group Limited (“Amdaris”), a software development and digital services specialist, for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $82,875,000, and excluding the estimated fair value of earn outs, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000.
Effective June 1, 2022, we acquired Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”), a global leading cloud technology services and solutions provider, for a cash purchase price, net of cash and cash equivalents acquired, of approximately $68,248,000, excluding the earn out and hold backs for representations and warranties.
Our results of operations include the results of Hanu, Amdaris and SADA from their respective acquisition dates. (See Note 20 for a discussion of our acquisitions).
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Included in our accounts receivable, net balance at December 31, 2023 and 2022 is $26,025,000 and $11,069,000, respectively, of accounts receivable from an unconsolidated affiliate. References to “the Company,” “Insight,” “we,” “us,” “our” and other

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
Certain amounts in the prior year’s consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts and contract assets, valuation of inventories, litigation-related obligations, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.
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
Allowance for Doubtful Accounts Receivable
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
financial obligations. Such awareness may be as a result of bankruptcy filings, or deterioration in the client’s or partner’s operating results or financial position.
Allowance for Contract Assets
We estimate our allowances for credit losses on contract assets using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Probability of default rates are published quarterly by third-party credit agencies. Adjustments to our initial credit risk ratings may take into account various customer specific factors, including estimated loss given default, the locations in which the customer is operating and macroeconomic conditions. These adjustments result in our internal risk rating categorization as low, moderate or high, as disclosed in Note 2.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Long-term Accounts Receivable and Contract Assets
We recognize long-term accounts receivable, including unbilled receivables, related to multi-year contracts when we have completed our performance obligations under the contract and where our right to receive consideration from the client is unconditional and based on the passage of time only.
We recognize long-term contract assets related to multi-year contracts when we have completed our performance obligations under the contract but do not have an unconditional right to receive consideration. When our right to consideration is contingent upon other factors, such as a client consuming future services under the contract we recognize a contract asset until our right to receive consideration becomes unconditional.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Product Offerings
Hardware
We recognize hardware product revenue on a gross basis at the point in time when a client takes control of the hardware, which typically occurs when title and risk of loss have passed to the client at its destination. Our selling terms and conditions typically specify Free On Board (“F.O.B.”) destination contractual terms such that control is transferred from the Company at the point in

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
time when the product is received by the client. The transaction price for hardware sales is adjusted for estimated product returns that we expect to occur under our return policy based upon historical return rates.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $122,638,000, 128,153,000 and 103,447,000 in 2023, 2022 and 2021, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2023. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 10% of our consolidated net sales in 2023.
Partner Risk
Purchases from Microsoft and TD Synnex accounted for approximately 27% and 12%, respectively, of our aggregate purchases in 2023. No other partner accounted for more than 10% of purchases in 2023. Our top five partners as a group for 2023 were Microsoft, TD Synnex (a distributor), Cisco Systems, Ingram Micro (a distributor) and Dell, and approximately 60% of our total purchases during 2023 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of $81,959,000, $88,667,000 and $66,375,000 was recorded in 2023, 2022 and 2021, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding RSUs and certain shares underlying our outstanding convertible senior notes (the "Notes") and the warrants relating to the Call Spread Transactions (as defined in Note 8), as applicable.
A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net earnings	$281,309	$280,608	$219,345
Denominator:
Weighted-average shares used to compute basic EPS	32,991	34,903	35,011
Dilutive potential common shares due to:
Dilutive RSUs, net of tax effect	288	251	399
Convertible senior notes	2,619	1,466	1,453
Warrants	1,343	—	—
Weighted-average shares used to compute diluted EPS	37,241	36,620	36,863
Net earnings per share:
Basic	$8.53	$8.04	$6.27
Diluted	$7.55	$7.66	$5.95
For the years ended December 31, 2023, 2022 and 2021, approximately 54,000, 39,000 and 2,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. For the years ended December 31, 2022, and 2021, certain potential outstanding shares from the warrants relating to the Call Spread Transactions were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The amendments aim to improve interim disclosure requirements, clarify situations where an entity can reveal multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and include other disclosure requirements. The main objective of the amendments is to assist investors in understanding the entity's overall performance and evaluate potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption being permitted. We adopted this standard effective January 1, 2024 and it did not have a material effect on the Company's consolidated financial statements or disclosures.
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50)”. This standard is intended to address requests from stakeholders

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2023, with the exception of the roll-forward information requirement. The adoption did not have a material effect on the Company's disclosures.
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which clarifies how to properly account for deferred revenue in a business combination. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard effective January 1, 2023 and the adoption did not have a material effect on the Company's consolidated financial statements or disclosures.
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". The new guidance is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. The guidance removed certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity's convertible debt instrument will be wholly accounted for as debt. The guidance also expanded disclosure requirements for convertible instruments and simplified areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method. The guidance was effective for fiscal years beginning after December 15, 2021, and could have been adopted on either a fully retrospective or modified retrospective basis.
The Company adopted this standard effective January 1, 2022, using the modified retrospective approach. Therefore, financial statements for the year ended December 31, 2022 and forward are presented under the new standard, while the comparative period is not adjusted and is reported in accordance with the Company's previous method of accounting. The adoption of ASU 2020-06 significantly impacted our consolidated statements of operations and consolidated balance sheet as we no longer report accreted interest on the Notes. The cumulative effect adjustment from prior periods that we recognized in our consolidated balance sheet as adjustments to reduce additional paid in capital and increase retained earnings were $44,731,000 and $17,789,000, respectively. Had we followed the prior method of accounting for the year ended December 31, 2022, reported basic and diluted EPS would decrease by $0.24 and $0.22, respectively, from $8.04 and $7.66, respectively, to $7.80 and $7.44, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(2)    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Current receivables, which are included in “Accounts receivable, net”	$3,568,290	$3,272,371
Contract assets, net	120,518	7,909
Long-term accounts receivable	412,666	160,818
Long-term contract assets	$132,780	$—
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	$107,217	$102,057
Significant changes in the contract assets balances during the years ended December 31, 2023 and 2022 are as follows (in thousands):

Contract Assets
Balances at December 31, 2021	$4,757
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(4,757)
Contract assets recognized, net of reclassification to receivables	7,909
Balances at December 31, 2022	$7,909
Contract assets acquired through business combination	246,666
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(33,638)
Contract assets recognized, net of reclassification to receivables	51,350
Balances at December 31, 2023	$272,287
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
including amounts ultimately passed on to the third-party service providers. As of December 31, 2023 contract assets, net of allowances, were $253,298,000.
Gross contract assets by our internal risk ratings as of December 31, 2023 are summarized as follows (in thousands):

Contract assets
Low risk	$46,280
Moderate risk	56,850
High risk	169,157
Total contract assets	$272,287
Significant changes in the liabilities balances during the years ended December 31, 2023 and 2022 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2021	$116,067
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(77,334)
Cash received in advance and not recognized as revenue	63,324
Balances at December 31, 2022	$102,057
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(67,351)
Cash received in advance and not recognized as revenue	72,511
Balances at December 31, 2023	$107,217
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2023 that are expected to be recognized in the future (in thousands):

Services
2024	$94,689
2025	33,174
2026	17,538
2027 and thereafter	7,543
Total remaining performance obligations	$152,944
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, remaining performance obligations that have original expected durations of one year or less are not included in the table above.  Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2023 and do not disclose

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
information about related remaining performance obligations in the table above. Our open time and material contracts at December 31, 2023, have an average expected duration of 24 months.
The majority of our product backlog historically has been and continues to be open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition as of December 31, 2023, in the table above.
Assets recognized for costs of obtaining a contract with a customer
Sales commissions are the only significant incremental costs incurred to obtain contracts with our clients. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. We record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of December 31, 2023 and 2022, the related asset balance was $11,892,384 and $13,478,732, respectively. The expense is expected to be recognized over the next 57 months.
(3)    Assets Held for Sale
During 2023, we completed the sale of our properties in Montreal, Canada and Sheffield, United Kingdom for the total net proceeds of approximately $15,476,000. During 2022, we had no assets held for sale.
(4)    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Software	156,952	161,943
Buildings	109,639	98,228
Equipment	56,051	54,110
Furniture and fixtures	40,738	40,700
Leasehold improvements	28,077	26,065
Land	38,195	38,195
	429,652	419,241
Accumulated depreciation and amortization	(219,591)	(214,981)
Property and equipment, net	210,061	204,260
Depreciation and amortization expense related to property and equipment was $26,245,000, $23,722,000 and $23,376,000 in 2023, 2022 and 2021, respectively.
Included within the buildings and equipment values presented above for 2023 are assets in the process of being readied for use in the amounts of approximately $11,200,000 and $1,500,000, respectively. Included within the software and buildings values presented above for 2022 are assets in the process of being readied for use in the amounts of approximately $3,532,000 and $3,346,000, respectively. Depreciation on these assets will commence, as appropriate, when they are ready for use and placed in service.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(5)    Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2023 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Goodwill	$727,013	$169,174	$20,993	$917,180
Accumulated impairment losses	(323,422)	(151,439)	(13,973)	(488,834)
Goodwill acquired during 2022	69,923	—	—	69,923
Measurement period adjustments during 2022	—	—	—	—
Foreign currency translation adjustment	(2,991)	(1,748)	(497)	(5,236)
Balance at December 31, 2022	$470,523	$15,987	$6,523	$493,033
Goodwill acquired during 2023	117,022	71,698	—	188,720
Foreign currency translation adjustment	1,338	1,163	91	2,592
Balance at December 31, 2023	$588,883	$88,848	$6,614	$684,345
On December 1, 2023, we acquired SADA, which is reported in our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $117,022,000 was recorded as goodwill in the North America reporting unit. The primary driver for this acquisition was to strengthen our ability to benefit from the growing trend of multicloud adoption, and to accelerate our progress toward our strategic objective of growing cloud services and solutions.
On August, 17, 2023 we acquired Amdaris, which is reported in our EMEA business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $71,698,000 was recorded as goodwill in the EMEA reporting unit. The primary driver for this acquisition was to expand our capacity to deliver services to support clients’ digital transformation initiatives in EMEA.
On June, 1, 2022 we acquired Hanu, which is reported in our North America business. Under the acquisition method of accounting, the purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $69,923,000 was recorded as goodwill in the North America reporting unit.
During 2023, we periodically assessed whether any indicators of impairment existed which would require us to perform an interim impairment review. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our reporting units below their carrying values. We performed our annual test of goodwill for impairment during the fourth quarter of 2023. The results of the qualitative goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(6)    Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2023	2022
Customer relationships	$501,831	$338,755
Other	43,319	8,540
	545,150	347,295
Accumulated amortization	(175,463)	(142,297)
Intangible assets, net	$369,687	$204,998
During 2023, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized in 2023, 2022 and 2021 was $36,231,000, $32,892,000 and $32,045,000, respectively.
Future amortization expense for the remaining unamortized balance as of December 31, 2023 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2024	$59,644
2025	59,343
2026	57,804
2027	37,690
2028	36,264
Thereafter	118,942
Total amortization expense	$369,687
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
Inventory Financing Facilities
We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. During 2022, we increased our maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) from $300,000,000 to $375,000,000, including the $25,000,000 facility in Canada (the "Canada facility"). We also increased our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") to $50,000,000. As of December 31, 2023, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $231,850,000 was outstanding.
The inventory financing facilities will remain in effect until they are terminated by any of the parties. In the second quarter of 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows. We impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period. Imputed interest of $13,276,000, $15,523,000 and $15,292,000 was recorded in 2023, 2022 and 2021, respectively.
(8)    Debt, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2023	2022
ABL revolving credit facility	$591,500	$291,599
Convertible senior notes due 2025	347,988	346,199
Finance leases and other financing obligations	1,033	102
	940,521	637,900
Less: current portion of long-term debt	(348,004)	(346,228)
Long-term debt	$592,517	$291,672
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The ABL facility matures on July 22, 2027. As of December 31, 2023, eligible accounts receivable and inventory were sufficient to permit availability to $1,709,888,000 of the full $1,800,000,000 facility amount, of which $591,500,000 was outstanding.
The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to SOFR, EURIBOR, AUD Rate, or SONIA, as applicable, plus a pre-determined spread of 1.25% to 1.50%. The floating interest rate applicable at December 31, 2023 was 6.69% per annum for the ABL facility. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%. During 2023, weighted average borrowings under our ABL facility were $362,557,000. Interest expense associated with the ABL facility was $30,116,000, $21,362,000 and $11,065,000 in 2023, 2022 and 2021, respectively, including the commitment fee and amortization of deferred financing fees.

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
Holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding June 15, 2024, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the "market price trigger"); (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call any or all of the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their notes at any time, regardless of the foregoing circumstances.

The Notes exceeded the market price trigger of $88.82 in the fourth quarter of 2023 and as such, the Notes are convertible at the option of the holders through March 31, 2024. The Notes are convertible at the option of the holders at December 31, 2023 and, if converted, we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs is classified as a current liability. If the Notes continue to exceed the market price trigger in future periods, they will remain convertible at the option of the holders, and the principal amount will continue to be classified as current.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2023, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In September 2023, an individual Note holder exercised their option to convert their Notes in the aggregate principal amount of $16,895,000, which was settled in January 2024. As a result, the principal amount of the Notes was settled in cash with additional amounts due being settled in shares of our common stock.
The Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2023, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Liability:
Principal	$350,000	$350,000
Less: debt issuance costs, net of accumulated amortization	(2,012)	(3,801)
Net carrying amount	$347,988	$346,199
The following table summarizes the interest expense components resulting from the Notes reported within the consolidated statement of operations for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022	2021
Contractual coupon interest	$2,625	$2,625	$2,625
Amortization of debt discount	$—	$—	$10,702
Amortization of debt issuance costs	$1,789	$1,789	$1,422
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
The remaining life of the debt issuance cost accretion is approximately 1.12 years. The effective interest rate on the principal of the Notes is 0.75%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the years ended December 31, 2023, 2022 and 2021 is made up of contractual coupon interest and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection and concurrent with the issuance of the Notes, we entered into certain convertible note hedge and warrant transactions (the "Call Spread Transactions") with respect to the Company’s common stock.
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
The current and long-term portions of our other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2023 and 2022.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Other assets	$84,956	$76,160
Finance lease assets	Property and equipment(a)	—	59
Total lease assets		$84,956	$76,219
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$20,582	$19,213
Finance lease liabilities	Current portion of long-term debt	—	28
Non-current
Operating lease liabilities	Other liabilities	71,033	63,324
Total lease liabilities		$91,615	$82,565

(a)	Recorded net of accumulated amortization of $48,000 as of December 31, 2022.
The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the years ended December 31, 2023 and 2022 (in thousands):

		December 31,
Lease cost	Classification	2023	2022
Operating lease cost (a)	Selling and administrative expenses	$24,054	$23,986
Finance lease cost
Amortization of leased assets	Selling and administrative expenses	16	29
Interest on lease liabilities	Interest expense, net	—	2
Total lease cost		$24,070	$24,017

(a)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable leases as of December 31, 2023 are as follows (in thousands):

Operating leases
2024	$23,811
2025	20,084
2026	17,113
2027	13,818
2028	10,161
After 2028	17,386
Total lease payments	102,373
Less: Interest	(10,758)
Present value of lease liabilities	$91,615
The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Weighted average remaining lease term (years):
Operating leases	5.46	5.67
Finance leases	—	0.75
Weighted average discount rate (%):
Operating leases	4.21	3.49
Finance leases	—	1.49
The following table provides other information related to leases for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,088	$23,674
Leased assets obtained in exchange for new operating lease liabilities(a)	28,675	22,725
(a) Includes operating lease assets acquired as part of the Amdaris and SADA acquisitions of $2,881,000 and $2,032,000, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(10)    Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2023	2022	2021
North America	$22,069	$17,822	$13,699
EMEA	5,557	3,960	3,844
APAC	1,325	928	658
Total Consolidated	$28,951	$22,710	$18,201
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
We grant service-based RSUs and performance-based RSUs to officers and certain employees under the Plan. RSUs generally vest over a two to four year vesting period, while performance-based RSUs are also subject to the achievement of pre-established annual financial and/or strategic performance goals.
Beginning in February 2022, we also granted performance-based RSUs based on a relative total shareholder return (“rTSR”) metric to officers and certain employees under the Plan. The number of rTSR performance-based RSUs expected to be received at vesting will range from 0% to 200% of target, based on the Company’s total shareholder return as compared to a group of peer companies over a three-year performance period. The Monte Carlo Simulation model is used to determine the fair value at grant date.
In 2023, we granted performance-based RSUs to our officers and certain employees (the "Ambition" grant). The number of RSUs granted was based on an INA Adjusted EFO margin financial metric, some of which also have an Absolute TSR ("aTSR") multiplier applied to the number of shares granted. These performance-based RSUs will be received at vesting, and their amount will range from 0% to 100% of the target, with a multiplier of up to 300% applied to certain grants. The performance period for these grants is from January 1, 2023, to December 31, 2024. Additionally, the performance-based RSUs based on the aTSR multiplier will vest 50% on the two-year anniversary of the grant, and the remaining 50% will vest on the three-year anniversary of the grant date.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2023, there are 1,975,445 shares of common stock available for grant under the Plan out of the 2,200,747 shares of common stock that were reserved and made available for grant under the Plan.
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
As of December 31, 2023, total compensation cost related to nonvested RSUs not yet recognized is $47,000,000, which is expected to be recognized over the next 0.94 years on a weighted-average basis.
The following table summarizes our RSU activity during 2023:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	643,660	$86.53
Service-based RSUs granted	183,781	$132.49
Performance-based RSUs granted	34,080	$130.62
Performance-based RSUs (rTSR) granted	33,506	$206.08
Performance-based RSUs - Ambition granted	110,561	$169.75
Vested, including shares withheld to cover taxes	(294,686)	$78.05	$39,239,334	(a)
Forfeited	(57,000)	$114.11
Nonvested at the end of year	653,902	$123.23	$115,864,895	(b)

(a)
The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2022 and 2021 was $29,805,641 and $34,558,405, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $177.19 as of December 29, 2023, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2023, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent up to the teammates’ maximum statutory United States tax

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2023, 2022 and 2021 of 79,636, 79,611 and 105,434, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2023, 2022 and 2021, total payments for our teammates’ tax obligations to the taxing authorities were $10,659,000, $7,905,000 and $9,109,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
(11)    Income Taxes
The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2023	2022	2021
Earnings before income taxes:
United States	$263,421	$274,415	$200,657
Foreign	114,433	100,018	91,900
	$377,854	$374,433	$292,557
Income tax expense:
Current:
U.S. Federal	$62,575	$61,245	$29,478
U.S. State and local	16,764	15,788	7,391
Foreign	30,286	26,043	24,485
	109,625	103,076	61,354
Deferred:
U.S. Federal	(10,923)	(7,267)	11,104
U.S. State and local	(3,324)	(1,153)	3,239
Foreign	1,167	(831)	(2,485)
	(13,080)	(9,251)	11,858
	$96,545	$93,825	$73,212

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2023		2022		2021
Statutory federal income tax rate	$79,349	21.0%	$78,631	21.0%	$61,437	21.0%
State income tax expense, net of federal income tax benefit	12,113	3.2	13,962	3.7	10,666	3.6
Audits and adjustments, net	(925)	(0.2)	2,273	0.6	2,131	0.7
Change in valuation allowances	1,616	0.4	(2,551)	(0.7)	1,317	0.5
Foreign income taxed at different rates	6,133	1.6	5,660	1.5	4,308	1.5
Research and other credits	(3,036)	(0.8)	(3,870)	(1.0)	(4,352)	(1.5)
Other, net	1,295	0.4	(280)	—	(2,295)	(0.8)
Effective tax rate	$96,545	25.6%	$93,825	25.1%	$73,212	25.0%
As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017. For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income or withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Capitalized research expenses	$33,569	$17,682
Loss carryforwards	$25,690	$24,571
Foreign tax credits	9,976	10,681
Other	31,246	37,315
Gross deferred tax assets	100,481	90,249
Valuation allowances	(33,385)	(32,546)
Total deferred tax assets	67,096	57,703
Deferred tax liabilities:
Goodwill and other intangibles	(58,512)	(56,275)
Property and equipment	(31,194)	(26,905)
Other	(1,916)	(1,744)
Total deferred tax liabilities	(91,622)	(84,924)
Net deferred tax liabilities	$(24,526)	$(27,221)

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Net non-current deferred tax assets, which are included in "Other assets"	$3,062	$5,623
Net non-current deferred tax liabilities	(27,588)	(32,844)
Net deferred tax liabilities	$(24,526)	$(27,221)

As of December 31, 2023, we have U.S. state and foreign net operating loss carryforwards (“NOLs”) that will expire between 2024 and 2042, while the majority have no expiration date. Due to the uncertainty around future utilization, we have recorded a valuation allowance against the majority of these NOLs.

We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2023 and 2022, our valuation allowances totaled $33,385,000 and $32,546,000, respectively, relating primarily to foreign tax credits and NOLs. This increase was primarily the result of foreign NOLs generated during the year for which there is an uncertainty as to future utilization.
As of December 31, 2023 and 2022, we had approximately $13,947,000 and $14,814,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,767,000 and $1,642,000, respectively, related to accrued interest. The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.
We are currently under audit in various jurisdictions for tax years 2017 through 2021. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could significantly increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
In the U.S., federal income tax returns for years subsequent to 2019 remain open to examination. For state and foreign jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when net operating losses or tax credits were generated and carried forward for subsequent utilization.
(12)    Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.
We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $591,500,000 outstanding under our ABL facility and $347,988,000 outstanding under the Notes at December 31, 2023. The interest rate attributable to the borrowings under our ABL facility and the Notes was 6.69% and 0.75%, respectively, per annum at December 31, 2023. The change in annual pre-tax earnings from

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
operations resulting from a hypothetical 10% increase or decrease in the applicable interest rate would have been immaterial.
Although the Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such notes. As of December 31, 2023, the fair market value of the Notes was $906,108,000.
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
As of December 31, 2023, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, contract assets, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets. The estimated fair values of our long-term debt balances, excluding the Notes, approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The fair market value of the Notes as of December 31, 2023 is disclosed in Note 12. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and short duration.
(14)    Benefit Plans
We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the Internal Revenue Code. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $28,341,000, $27,827,000 and $25,270,000 for 2023, 2022 and 2021, respectively.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(15)    Share Repurchase Programs
On September 19, 2022, we announced that our Board of Directors had authorized the repurchase of up to $300,000,000 of our common stock, including $50,000,000 that remained available from the prior authorization. On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from the prior authorization. As of December 31, 2023, approximately $200,020,373 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2023, 2023 and 2022, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2023	1,634	$132.90	$217,000
2022	1,109	97.35	108,000
2021	497	100.55	50,000
	3,240		$375,000
All shares repurchased were retired.
(16)    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2023, we had approximately $28,113,693 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2023. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At December 31, 2023 we had a remaining purchase commitment of $95,814,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. At December 31, 2023 we had a remaining purchase commitment of $33,863,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has recorded a contingent liability of approximately $21,289,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2023. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
Legal Proceedings
From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims related to services provided, interruptions, or outages, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are required. If accruals are not

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
required, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period. Legal expenses related to defense of any legal proceeding or the negotiations, settlements, rulings and advice of outside legal counsel in connection with any legal proceedings are expensed as incurred.
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
(17)    Supplemental Financial Information
Additions and deductions related to the allowance for doubtful accounts receivable for 2023, 2022 and 2021 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2023	$15,161	$6,879	$(9,417)	$12,623
Year ended December 31, 2022	$16,941	$6,066	$(7,846)	$15,161
Year ended December 31, 2021	$15,106	$7,862	$(6,027)	$16,941
(18)    Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$28,292	$16,295	$8,852
Cash paid during the year for income taxes, net of refunds	$104,495	$91,485	$75,986

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,498,466	$546,621	$43,850	$5,088,937
Software	1,669,046	784,717	88,688	2,542,451
Services	1,214,842	232,316	97,294	1,544,452
	$7,382,354	$1,563,654	$229,832	$9,175,840
Major Client Groups
Large Enterprise / Corporate	$5,210,365	$1,176,415	$94,982	$6,481,762
Commercial	1,418,680	22,103	70,879	1,511,662
Public Sector	753,309	365,136	63,971	1,182,416
	$7,382,354	$1,563,654	$229,832	$9,175,840
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,869,025	$1,447,082	$194,769	$8,510,876
Net revenue recognition (Agent)	513,329	116,572	35,063	664,964
	$7,382,354	$1,563,654	$229,832	$9,175,840

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,738,586	$654,381	$57,928	$6,450,895
Software	1,552,715	857,516	86,661	2,496,892
Services	1,193,091	200,624	89,689	1,483,404
	$8,484,392	$1,712,521	$234,278	$10,431,191
Major Client Groups
Large Enterprise / Corporate	$5,990,203	$1,249,286	$102,476	$7,341,965
Commercial	1,710,340	61,873	68,491	1,840,704
Public Sector	783,849	401,362	63,311	1,248,522
	$8,484,392	$1,712,521	$234,278	$10,431,191
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$8,035,218	$1,603,600	$199,788	$9,838,606
Net revenue recognition (Agent)	449,174	108,921	34,490	592,585
	$8,484,392	$1,712,521	$234,278	$10,431,191

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,163,225	$676,815	$49,470	$5,889,510
Software	1,315,412	825,361	89,844	2,230,617
Services	1,041,686	201,875	72,425	1,315,986
	$7,520,323	$1,704,051	$211,739	$9,436,113
Major Client Groups
Large Enterprise / Corporate	$5,356,915	$1,219,601	$93,796	$6,670,312
Commercial	1,495,311	65,728	61,627	1,622,666
Public Sector	668,097	418,722	56,316	1,143,135
	$7,520,323	$1,704,051	$211,739	$9,436,113
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$7,138,852	$1,591,156	$184,418	$8,914,426
Net revenue recognition (Agent)	381,471	112,895	27,321	521,687
	$7,520,323	$1,704,051	$211,739	$9,436,113
The method for determining what information regarding operating segments, products and services, geographic areas of operation and major clients to report is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer.
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2023, 2022 or 2021.
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
The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$6,167,512	$1,331,338	$132,538	$7,631,388
Services	1,214,842	232,316	97,294	1,544,452
Total net sales	7,382,354	1,563,654	229,832	9,175,840
Costs of goods sold:
Products	5,520,701	1,217,585	120,892	6,859,178
Services	515,698	86,082	45,357	647,137
Total costs of goods sold	6,036,399	1,303,667	166,249	7,506,315
Gross profit	1,345,955	259,987	63,583	1,669,525
Operating expenses:
Selling and administrative expenses	976,172	216,246	43,825	1,236,243
Severance and restructuring expenses	3,793	2,125	173	6,091
Acquisition and integration related expenses	3,908	3,488	—	7,396
Earnings from operations	$362,082	$38,128	$19,585	$419,795

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$7,291,301	$1,511,897	$144,589	$8,947,787
Services	1,193,091	200,624	89,689	1,483,404
Total net sales	8,484,392	1,712,521	234,278	10,431,191
Costs of goods sold:
Products	6,583,090	1,395,869	132,293	8,111,252
Services	572,969	69,383	41,020	683,372
Total costs of goods sold	7,156,059	1,465,252	173,313	8,794,624
Gross profit	1,328,333	247,269	60,965	1,636,567
Operating expenses:
Selling and administrative expenses	973,798	200,988	41,874	1,216,660
Severance and restructuring expenses	2,384	1,760	91	4,235
Acquisition and integration related expenses	1,715	257	—	1,972
Earnings from operations	$350,436	$44,264	$19,000	$413,700

	Year Ended December 31, 2021
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$6,478,637	$1,502,176	$139,314	$8,120,127
Services	1,041,686	201,875	72,425	1,315,986
Total net sales	7,520,323	1,704,051	211,739	9,436,113
Costs of goods sold:
Products	5,874,551	1,380,221	126,136	7,380,908
Services	510,322	64,968	32,358	607,648
Total costs of goods sold	6,384,873	1,445,189	158,494	7,988,556
Gross profit	1,135,450	258,862	53,245	1,447,557
Operating expenses:
Selling and administrative expenses	869,766	210,616	36,748	1,117,130
Severance and restructuring expenses	(3,129)	1,328	167	(1,634)
Earnings from operations	$268,813	$46,918	$16,330	$332,061

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31,
	2023	2022
North America	$6,521,591	$5,219,480
EMEA	1,058,734	939,327
APAC	171,820	153,232
Corporate assets and intercompany eliminations, net	(1,465,795)	(1,199,458)
Total assets	$6,286,350	$5,112,581
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2023
Net sales	$6,923,030	$709,078	$1,543,732	$9,175,840
Total long-lived assets	$187,625	$4,748	$17,688	$210,061
2022
Net sales	$7,973,814	$838,943	$1,618,434	$10,431,191
Total long-lived assets	$182,482	$4,601	$17,177	$204,260
2021
Net sales	$7,046,742	$826,800	$1,562,571	$9,436,113
Total long-lived assets	$144,777	$9,282	$22,204	$176,263
Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2023	2022	2021
Depreciation and amortization of property and equipment:
North America	$22,964	$20,587	$18,532
EMEA	2,838	2,538	4,256
APAC	443	597	588
	26,245	23,722	23,376
Amortization of intangible assets:
North America	32,514	30,735	29,576
EMEA	3,277	1,696	1,971
APAC	440	461	498
	36,231	32,892	32,045
Total	$62,476	$56,614	$55,421

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(20)    Acquisitions
SADA
Effective December 1, 2023, we acquired 100 percent of the issued and outstanding shares of SADA Systems, LLC (successor to SADA Systems, Inc. via conversion) ("SADA") for a preliminary cash purchase price of $398,589,000, excluding cash and cash equivalents acquired of $24,701,000. SADA is a leading cloud consultancy and technical services provider and six-time Google Cloud Partner of the Year, including cloud licensing and professional services to small, mid-sized and corporate/enterprise commercial clients, state and federal governments and educational institutions across North America, Europe and Asia. Based in Los Angeles, California, SADA has three office locations in North America, India and Armenia with more than 800 teammates. We believe that this acquisition advances our strategy and further strengthens our unique position as a leading Solutions Integrator offering market-leading multicloud solutions at scale. SADA's partnership with Google Cloud will enhance our ability to serve clients who operate across multiple clouds and accelerate adoption of widely sought-after technologies like Generative Artificial Intelligence. SADA is being reported as a part of our North America operating segment.

The total purchase price of $425,327,000, which is net of cash and cash equivalents acquired of $24,701,000, is comprised of the initial purchase price of $423,290,000 paid in cash upon the SADA acquisition, contractual adjustments to the purchase price of $450,000 and a seller retention fund of $5,000,000 payable post-closing. The purchase price also includes the estimated fair value of earn out payments of approximately $21,288,000, which provides an incentive opportunity for the sellers of up to $390,000,000, based on the SADA business achieving EBITDA and revenue growth performance through 2026. A portion of the purchase price was used to settle SADA’s stock-based compensation liabilities of $67,600,000 and pay SADA’s transaction costs of approximately $16,841,000 at acquisition in accordance with purchase agreement.

The following table summarizes the preliminary purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price, net of cash and cash equivalents acquired		$425,327
Fair value of net assets acquired:
Current assets	$348,727
Identifiable intangible assets - see description below	158,100
Property and equipment	2,266
Other assets	260,185
Current liabilities	(335,548)
Long-term liabilities, including long-term accounts payable	(125,425)
Total fair value of net assets acquired		308,305
Excess purchase price over fair value of net assets acquired ("goodwill")		$117,022

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill.

The estimated fair values of the majority of the current assets and liabilities are based upon their historical costs on the date of acquisition due to their short-term nature, with the exception of contract assets. The estimated fair value of the property and equipment are also based upon historical costs as they approximate fair value. The contract assets are an exception to the fair value model and are evaluated under relevant revenue recognition guidance including an allowance for credit losses using the current expected credit loss (“CECL”) model.

The preliminary estimated fair value of net assets acquired was approximately $308,305,000, including $158,100,000 of identifiable intangible assets, consisting primarily of

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
customer relationships of $124,700,000 and non-compete agreements of $26,200,000. The fair values were determined using the multiple-period excess earnings method and the lost income method, respectively.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	3 Years
Non-compete agreements	3-5 Years

Acquisition-related expenses recognized through December 31, 2023 was $3,572,000.

Goodwill of $117,022,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from SADA. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the SADA technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.

The intangible assets and goodwill are tax deductible as the transaction is a deemed asset acquisition for U.S. federal income tax purposes after the Seller Parties undertook an internal restructuring pursuant to Section 368(a)(1)(F).

The purchase price allocation is preliminary and was allocated using information currently available. Further information related to accounts receivable, contract assets, accounts payable, intangible assets, goodwill and various accrued expense balance assessments may lead to an adjustment of the purchase price allocation.

We have consolidated the results of operations for SADA since its acquisition on December 1, 2023. Consolidated net sales and net earnings for the year ended December 31, 2023 include $33,451,000 and $14,502,000, respectively, from SADA. Due to seasonality in SADA's business, with the majority of net sales and net earnings historically being generated in the second half of the year, these results should not be considered indicative of future results.

The following table reports unaudited pro forma information as if the acquisition of SADA had been completed at the beginning of 2022 (in thousands, except per share amounts):

		Year Ended December 31,
		2023	2022
Net sales	As reported	$9,175,840	$10,431,191
	Pro forma	$9,367,386	$10,682,565
Net earnings	As reported	$281,309	$280,608
	Pro forma	$330,757	$308,243
Diluted earnings per share	As reported	$7.55	$7.66
	Pro forma	$8.88	$8.42

The pro forma results primarily include the adjustments to reflect the additional amortization of acquired intangible assets and interest expense on the additional borrowing under the ABL revolving credit facility, removal of acquisition-related costs, and the consequential tax effects of the pro forma adjustments and SADA tax status change.

SADA’s stock-based compensation plans were fully vested and settled upon acquisition based on a preexisting change-in-control provision within the plan terms. Due to

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
changes in the estimated fair value of awards, SADA recognized a stock-based compensation gain of $100,206,000 and $32,051,000 in its historical statements of operation for the years ended December 31, 2023 and 2022, respectively. These gains are reflected in the unaudited pro forma earnings above. As these plans were not replaced post-acquisition, there will be no future impact of SADA’s stock-based compensation plans on the Company.

This unaudited pro forma financial information is for informational purposes only. It is neither indicative of the results of operations that would have been achieved had the acquisition been consummated at the beginning of 2022, nor is it necessarily indicative of future results.
Amdaris
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

The preliminary fair value of net assets acquired was approximately $34,060,000, including $41,291,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and the finalization of the fair value of the non-cash working capital could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $71,698,000, which was recorded in our EMEA operating segment.

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
Hanu
In June 2022, we acquired 100 percent of the issued and outstanding shares of Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd. (collectively, “Hanu”) for a cash purchase price, net of cash and cash equivalents acquired, of approximately $90,106,000, including $15,307,000 attributed to an earn out agreement and including hold backs for representations and warranties of approximately $6,358,000, the majority of which will be paid in future periods. We finalized the earn out and paid $10,748,000 in April 2023 and $3,973,000 in November 2023. Hanu, a global leading cloud technology services and solutions provider, provides cloud solutions in the areas of applications and infrastructure, data and artificial intelligence, and cloud security to clients. Hanu is recognized as one of Microsoft’s top public cloud service partners globally. We believe this acquisition strengthens our service capabilities as a cloud solutions provider and is also a strategic investment in expanding our presence in India.

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
Item 9A. Controls and Procedures
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013). We completed the acquisition of SADA on December 1, 2023. As permitted under SEC guidance, management’s assessment as of December 31, 2023 did not include an assessment of the effectiveness of internal control over financial reporting of SADA, which constituted approximately 15% of the Company's total assets as of December 31, 2023 and less than 1% of the Company's consolidated net sales for the year ended December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023.
(b)Changes in Internal Control Over Financial Reporting
Except as described below, there was no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As noted above, on December 1, 2023 we completed the acquisition of SADA. We are currently integrating SADA into our control environment. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in controls and procedures related to the SADA business, which is expected to be completed in the year ended December 31, 2024.
(c)Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2023 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

INSIGHT ENTERPRISES, INC.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K).
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
Other information required by this item can be found in our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2023
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)(2)	Equity Purchase Agreement, dated as of October 25, 2023, by and among Insight Enterprises, Inc., SADA Systems, Inc., Verse Holdco, Inc., and the stockholders of Verse Holdco, Inc.	8-K	000-25092	2.1	December 1, 2023

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

10.1(3)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(4)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(4)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(4)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(4)	Restricted Stock Unit Agreement Template for Service-Based Awards	10-K	000-25092	10.5	February 18, 2022

10.6(4)	Restricted Stock Unit Agreement Template for Performance-Based (ROIC) Awards	10-K	000-25092	10.6	February 18, 2022

10.7(4)	Restricted Stock Unit Agreement Template for Performance-Based (Relative Total Shareholder Return Performance Goal) Awards	10-K	000-25092	10.7	February 18, 2022

10.8(4)	Insight Enterprises, Inc. Executive Management Separation Plan effective as of August 29, 2019	10-Q	000-25092	10.1	May 6, 2021

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2023
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.9(4)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

10.10(4)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.11(4)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.12(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13(4)	Employment Agreement between Insight Enterprises, Inc. and Adrian Gregory, dated as of October 05, 2022	10-Q	000- 25092	10.2	May 2, 2023

10.14(4)	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen effective October 14, 2021	8-K	000-25092	10.1	October 18, 2021

10.15(4)	Executive Employment Agreement between Insight Enterprises, Inc. and James A. Morgado dated as of January 17, 2022	10-K	000-25092	10.15	February 18, 2022

10.16(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Daniel Burger dated as of March 15, 2022	10-Q	000-25092	10.1	May 5, 2022

10.17(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022	10-Q	000-25092	10.1	August 4, 2022

10.18(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and Rob Green dated as of December 19, 2023					X

10.19	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.20	Form of Warrant Confirmation	8-K	000-25092	10.2	August 15, 2019

10.21(5)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	August 30, 2019

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2023
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.22	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	August 6, 2020

10.23	Second Amendment to Credit Agreement, dated as of December 31, 2021, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-K	000-25092	10.22	February. 16, 2023

10.24	Third Amendment to Credit Agreement, dated as of July 22, 2022, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	July. 26, 2022

10.25(4)	Insight Enterprises, Inc. 2023 Employee Stock Purchase Plan	S-8	333-272062	99.1	May. 19, 2023

21	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated January 26, 2024					X

24.2	Power of Attorney for Richard E. Allen dated February 2, 2024					X

24.3	Power of Attorney for Bruce W. Armstrong dated January 29, 2024					X

24.4	Power of Attorney for Alexander L. Baum dated January 26, 2024					X

24.5	Power of Attorney for Linda M. Breard dated January 26, 2024					X

24.6	Power of Attorney for Catherine Courage dated January 26, 2024					X

24.7	Power of Attorney for Anthony A. Ibargüen dated January 26, 2024					X

24.8	Power of Attorney for Kathleen S. Pushor dated January 26, 2024					X

24.9	Power of Attorney for Girish Rishi dated January 28, 2024					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2023
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Office and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Insight Enterprises, Inc. Clawback Policy					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(1)Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.
(2)Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the Securities Act because the information is (i) not material and (ii) the type that Insight treats as private or confidential. Insight agrees to furnish an unredacted copy of this exhibit to the SEC upon request.
(3)We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Alexander L. Baum, Linda M. Breard, Glynis A. Bryan, Dee Burger, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Rachael A. Crump, Adrian Gregory, Rob Green, Anthony A. Ibargüen, James A. Morgado, Joyce A. Mullen, Kathleen S. Pushor, Girish Rishi, and Jennifer M. Vasin. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
(4)Management contract or compensatory plan or arrangement.
(5)Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.
(P)Paper exhibit.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT ENTERPRISES, INC.

By	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
Dated: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joyce A. Mullen	President, Chief Executive Officer and Director (principal executive officer)	February 22, 2024
Joyce A. Mullen

/s/ Glynis A. Bryan	Chief Financial Officer (principal financial officer)	February 22, 2024
Glynis A. Bryan

/s/ Rachael A. Crump	Chief Accounting Officer (principal accounting officer)	February 22, 2024
Rachael A. Crump

/s/ Timothy A. Crown*	Chairman of the Board	February 22, 2024
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 22, 2024
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 22, 2024
Bruce W. Armstrong

/s/ Alexander L. Baum*	Director	February 22, 2024
Alexander L. Baum

/s/ Linda M. Breard*	Director	February 22, 2024
Linda M. Breard

/s/ Catherine Courage*	Director	February 22, 2024
Catherine Courage

/s/ Anthony A. Ibargüen*	Director	February 22, 2024
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 22, 2024
Kathleen S. Pushor

/s/ Girish Rishi*	Director	February 22, 2024
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact