Form 10-Q
period 2024-03-31
INSIGHT ENTERPRISES INC
filed 2024-05-02
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
The number of shares outstanding of the issuer’s common stock as of April 26, 2024 was 32,555,841.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2024

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including our belief that supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels; our belief that the general slowdown in our clients' decision making will continue in the short term; our expectations regarding certain trends for our business; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates may continue into the second half of 2024, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that the majority of holders of our convertible senior notes (the “Notes”) will not opt to convert their Notes early and that we have sufficient funds available from capacity under our senior secured revolving credit facility, as well as cash we expect to generate from operations, to fund any early conversions that may occur; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in 2024 in excess of working capital needs to pay down our senior secured revolving credit facility and inventory financing facilities and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and in "Risk Factors" in Part II, Item 1A of this report:

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
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or a decline in market activity as a result of the ongoing conflicts in Ukraine and Gaza;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$379,111	$268,730
Accounts receivable, net of allowance for doubtful accounts of $13,008 and $12,623, respectively	3,573,253	3,568,290
Inventories	169,457	184,605
Contract assets, net	100,648	120,518
Other current assets	218,882	189,158
Total current assets	4,441,351	4,331,301
Long-term contract assets, net	121,994	132,780
Property and equipment, net of accumulated depreciation and amortization of $219,112 and $219,591, respectively	208,365	210,061
Goodwill	680,876	684,345
Intangible assets, net of accumulated amortization of $189,796 and $175,463, respectively	354,146	369,687
Long-term accounts receivable	618,672	412,666
Other assets	141,835	145,510
	$6,567,239	$6,286,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,422,632	$2,255,183
Accounts payable—inventory financing facilities	227,062	231,850
Accrued expenses and other current liabilities	517,707	538,346
Current portion of long-term debt	331,566	348,004
Total current liabilities	3,498,967	3,373,383
Long-term debt	550,006	592,517
Deferred income taxes	23,306	27,588
Long-term accounts payable	566,233	353,794
Other liabilities	173,236	203,335
	4,811,748	4,550,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,548 shares at March 31, 2024 and 32,590 shares at December 31, 2023 issued and outstanding	325	326
Additional paid-in capital	326,539	328,607
Retained earnings	1,482,330	1,448,412
Accumulated other comprehensive loss – foreign currency translation adjustments	(53,703)	(41,612)
Total stockholders’ equity	1,755,491	1,735,733
	$6,567,239	$6,286,350
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales:
Products	$1,963,955	$1,967,645
Services	415,530	356,302
Total net sales	2,379,485	2,323,947
Costs of goods sold:
Products	1,771,584	1,772,729
Services	166,973	159,903
Total costs of goods sold	1,938,557	1,932,632
Gross profit:
Products	192,371	194,916
Services	248,557	196,399
Gross profit	440,928	391,315
Operating expenses:
Selling and administrative expenses	337,434	310,001
Severance and restructuring expenses	2,227	3,802
Acquisition and integration related expenses	1,281	51
Earnings from operations	99,986	77,461
Non-operating expense (income):
Interest expense, net	12,557	10,348
Other (income) expense, net	(763)	752
Earnings before income taxes	88,192	66,361
Income tax expense	21,165	16,389
Net earnings	$67,027	$49,972
Net earnings per share:
Basic	$2.06	$1.48
Diluted	$1.74	$1.34
Shares used in per share calculations:
Basic	32,596	33,706
Diluted	38,435	37,207

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings	$67,027	$49,972
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(12,091)	4,606
Total comprehensive income	$54,936	$54,578
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	140	1	—	—	(9,041)	—	—	(9,040)
Stock-based compensation expense	—	—	—	—	8,043	—	—	8,043
Employee stock purchase plan issuances	5	—	—	—	912	—	—	912
Shares issued upon conversion of Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of Notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(187)	(35,000)	—	—	—	(35,000)
Retirement of treasury stock	(187)	(2)	187	35,000	(1,889)	—	(33,109)	—
Excise tax on stock repurchases	—	—	—	—	(93)	—	—	(93)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(12,091)	—	(12,091)
Net earnings	—	—	—	—	—	—	67,027	67,027
Balances at March 31, 2024	32,548	$325	—	$—	$326,539	$(53,703)	$1,482,330	$1,755,491
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	165	2	—	—	(7,922)	—	—	(7,920)
Stock-based compensation expense	—	—	—	—	6,896	—	—	6,896
Repurchase of treasury stock	—	—	(913)	(117,129)	—	—	—	(117,129)
Retirement of treasury stock	(913)	(9)	913	117,129	(8,668)	—	(108,452)	—
Excise tax on stock repurchases	—	—	—	—	(895)	—	—	(895)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	4,606	—	4,606
Net earnings	—	—	—	—	—	—	49,972	49,972
Balances at March 31, 2023	33,261	$333	—	$—	$317,283	$(54,196)	$1,310,178	$1,573,598
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$67,027	$49,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,886	14,663
Provision for losses on accounts receivable	3,246	1,484
Non-cash stock-based compensation	8,043	6,896
Deferred income taxes	(4,423)	(4,284)
Amortization of debt issuance costs	1,224	1,213
Other adjustments	2,471	2,122
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(25,294)	197,918
Decrease (increase) in inventories	12,115	(1,146)
Decrease in contract assets	32,142	45
Increase in long-term accounts receivable	(206,154)	(14,434)
Increase in other assets	(26,821)	(8,405)
Increase (decrease) in accounts payable	184,511	(76,783)
Increase in long-term accounts payable	212,577	18,568
Decrease in accrued expenses and other liabilities	(35,371)	(27,669)
Net cash provided by operating activities:	247,179	160,160
Cash flows from investing activities:
Purchases of property and equipment	(6,482)	(9,106)
Net cash used in investing activities:	(6,482)	(9,106)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,144,826	1,016,980
Repayments on ABL revolving credit facility	(1,186,997)	(1,140,774)
Net (repayments) borrowings under inventory financing facilities	(4,545)	108,257
Repurchases of common stock	(35,000)	(117,129)
Repayment of principal on the Notes	(16,895)	—
Earnout and acquisition related payments	(18,296)	—
Other payments	(8,360)	(7,988)
Net cash used in financing activities:	(125,267)	(140,654)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(5,074)	1,652
Increase in cash, cash equivalents and restricted cash	110,356	12,052
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$381,141	$177,770

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Recently Issued Accounting Standards
We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 36 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2024 and our results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The amendments aim to improve interim disclosure requirements, clarify situations where an entity can reveal multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and include other disclosure requirements. The main objective of the amendments is to assist investors in understanding the entity's overall performance and evaluate potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption being permitted. The updated guidance is not expected to have a material effect on the Company's consolidated financial statements or disclosures.
There have been no other material changes in, or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Current receivables, which are included in “Accounts receivable, net”	$3,573,253	$3,568,290
Contract assets, net	100,648	120,518
Long-term accounts receivable	618,672	412,666
Long-term contract assets, net	121,994	132,780
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	105,143	107,217
Significant changes in the contract assets balances during the three months ended March 31, 2024 are as follows (in thousands):

Contract Assets
Balances at December 31, 2023	$272,287
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(40,523)
Contract assets recognized, net of reclassification to receivables	9,429
Balances at March 31, 2024	$241,193
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
including amounts ultimately passed on to the third-party service providers. As of March 31, 2024, contract assets, net of allowances, were $222,642,000.
Gross contract assets by our internal risk ratings as of March 31, 2024 are summarized as follows (in thousands):

Contract assets
Low risk	$37,309
Moderate risk	60,218
High risk	143,666
Total contract assets	$241,193
Changes in the contract liabilities balances during the three months ended March 31, 2024 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2023	$107,217
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(37,570)
Cash received in advance and not recognized as revenue	35,496
Balances at March 31, 2024	$105,143
During the three months ended March 31, 2023, the Company recognized revenue of $26,611,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2024 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2024	$93,751
2025	51,922
2026	28,630
2027 and thereafter	42,778
Total remaining performance obligations	$217,081
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of nine months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2024 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 21 months.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The majority of our backlog historically has been, and continues to be, open cancellable purchase orders. We do not believe that backlog as of any particular date is predictive of future results, therefore we do not include performance obligations under open cancellable purchase orders, which do not qualify for revenue recognition, in the table above.
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

	Three Months Ended March 31,
	2024	2023
Numerator:
Net earnings	$67,027	$49,972
Denominator:
Weighted average shares used to compute basic EPS	32,596	33,706
Dilutive potential common shares due to dilutive RSUs, net of tax effect	348	314
Dilutive potential common shares due to the Notes	3,228	2,310
Dilutive potential common shares due to the Warrants	2,263	877
Weighted average shares used to compute diluted EPS	38,435	37,207
Net earnings per share:
Basic	$2.06	$1.48
Diluted	$1.74	$1.34
For the three months ended March 31, 2024, 25,162 of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three months ended March 31, 2023, 84,137 of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
9

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
ABL revolving credit facility	$549,996	$591,500
Convertible senior notes due 2025	331,540	347,988
Finance leases and other financing obligations	36	1,033
Total	881,572	940,521
Less: current portion of long-term debt	(331,566)	(348,004)
Long-term debt	$550,006	$592,517
On July 22, 2022, we entered into the Third Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”), increasing the maximum borrowing amount from $1,200,000,000 to $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of March 31, 2024, eligible accounts receivable and inventory permitted availability to $1,403,547,000 of the $1,800,000,000 facility amount, of which $549,996,000 was outstanding.
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
The Notes exceeded the market price trigger of $88.82 in the first quarter of 2024 and as such, the Notes are convertible at the option of the holders. The Notes mature on February 15, 2025, and we are required to settle the principal amount of the Notes in cash. As such, the Notes balance net of unamortized debt issuance costs is classified as a current liability.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
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
The Notes are subject to certain customary events of default and acceleration clauses. As of March 31, 2024, no such events have occurred.
The Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Liability:
Principal	$333,105	$350,000
Less: debt issuance costs, net of accumulated amortization	(1,565)	(2,012)
Net carrying amount	$331,540	$347,988

In January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Notes in cash.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The remaining life of the debt issuance cost accretion is approximately 0.87 years. The effective interest rate on the principal of the Notes is 0.75%.
Interest expense resulting from the Notes reported within the consolidated statement of operations for the three months ended March 31, 2024 and 2023 is made up of contractual coupon interest and amortization of debt issuance costs.
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
Inventory Financing Facilities

We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have an unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. The inventory financing facilities will remain in effect until they are terminated by any of the parties. In the second quarter of 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Dollar Offered Rate plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of March 31, 2024, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $227,062,000 was outstanding.
5.    Income Taxes
Our effective tax rates for the three months ended March 31, 2024 and 2023 were 24.0% and 24.7%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation and tax benefits related to research and development activities.

As of March 31, 2024 and December 31, 2023, we had approximately $14,654,000 and $13,947,000, respectively, of unrecognized tax benefits. Of these amounts, approximately

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
$1,927,000 and $1,767,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
We are currently under audit in various jurisdictions for tax years 2017 through 2022. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months, which could increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
6.    Share Repurchase Program
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from prior authorizations. As of March 31, 2024, approximately $165,020,476 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended March 31, 2024, we repurchased 187,357 shares of our common stock on the open market at a total cost of $34,999,897 (an average price of $186.81 per share). During the three months ended March 31, 2023, we repurchased 913,445 shares of our common stock on the open market at a total cost of $117,129,000 (an average price of $128.23 per share).
7.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2024, we had approximately $27,672,314 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2024. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At March 31, 2024 we had a remaining purchase commitment of $91,529,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. At March 31, 2024 we had a remaining purchase commitment of $26,123,000.
The Company has recorded a contingent liability of approximately $21,415,000 payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2024. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$991,066	$136,314	$7,347	$1,134,727
Software	595,240	203,252	30,736	829,228
Services	318,516	73,275	23,739	415,530
	$1,904,822	$412,841	$61,822	$2,379,485
Major Client Groups
Large Enterprise / Corporate	$1,367,303	$308,298	$22,168	$1,697,769
Commercial	357,289	8,913	15,063	381,265
Public Sector	180,230	95,630	24,591	300,451
	$1,904,822	$412,841	$61,822	$2,379,485
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,762,245	$381,082	$52,524	$2,195,851
Net revenue recognition (Agent)	142,577	31,759	9,298	183,634
	$1,904,822	$412,841	$61,822	$2,379,485

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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2024 or 2023.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,586,306	$339,566	$38,083	$1,963,955
Services	318,516	73,275	23,739	415,530
Total net sales	1,904,822	412,841	61,822	2,379,485
Costs of goods sold:
Products	1,426,673	310,072	34,839	1,771,584
Services	128,306	27,736	10,931	166,973
Total costs of goods sold	1,554,979	337,808	45,770	1,938,557
Gross profit	349,843	75,033	16,052	440,928
Operating expenses:
Selling and administrative expenses	262,920	63,305	11,209	337,434
Severance and restructuring expenses	1,619	538	70	2,227
Acquisition and integration related expenses	1,281	—	—	1,281
Earnings from operations	$84,023	$11,190	$4,773	$99,986

	Three Months Ended March 31, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,550,436	$377,451	$39,758	$1,967,645
Services	283,528	49,553	23,221	356,302
Total net sales	1,833,964	427,004	62,979	2,323,947
Costs of goods sold:
Products	1,387,962	347,633	37,134	1,772,729
Services	130,858	18,483	10,562	159,903
Total costs of goods sold	1,518,820	366,116	47,696	1,932,632
Gross profit	315,144	60,888	15,283	391,315
Operating expenses:
Selling and administrative expenses	248,820	49,905	11,276	310,001
Severance and restructuring expenses	3,087	702	13	3,802
Acquisition and integration related expenses	51	—	—	51
Earnings from operations	$63,186	$10,281	$3,994	$77,461

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2024	December 31, 2023
North America	$6,413,510	$6,521,591
EMEA	1,156,494	1,058,734
APAC	265,172	171,820
Corporate assets and intercompany eliminations, net	(1,267,937)	(1,465,795)
Total assets	$6,567,239	$6,286,350
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization of property and equipment:
North America	$6,073	$5,648
EMEA	757	596
APAC	131	109
	6,961	6,353
Amortization of intangible assets:
North America	13,146	7,785
EMEA	1,670	412
APAC	109	113
	14,925	8,310
Total	$21,886	$14,663

9.    Acquisition
SADA
Effective December 1, 2023, we acquired 100 percent of the issued and outstanding shares of SADA Systems, LLC (successor to SADA Systems, Inc. via conversion) ("SADA") for a cash purchase price of $399,762,000, excluding cash and cash equivalents acquired of $24,701,000. SADA is a leading cloud consultancy and technical services provider and six-time Google Cloud Partner of the Year, including cloud licensing and professional services to small, mid-sized and corporate/enterprise commercial clients, state and federal governments and educational institutions across North America, Europe and Asia. Based in Los Angeles, California, SADA has three office locations in North America, India and Armenia with more than 800 teammates. We believe that this acquisition advances our strategy and further strengthens our unique position as a leading Solutions Integrator offering market-leading multicloud solutions at scale. We further believe SADA's partnership with Google Cloud will enhance our ability to serve clients who operate across multiple clouds and accelerate adoption of widely sought-after technologies like GenAI. SADA is being reported as a part of our North America operating segment.

The total purchase price of $424,252,000, which is net of cash and cash equivalents acquired of $24,701,000, is comprised of the initial purchase price of $423,290,000 paid in cash upon the SADA acquisition, contractual adjustments to the purchase price of $1,173,000 paid in

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
March 2024 and a seller retention fund of $5,000,000 payable post-closing, and was partially reduced by an indemnification receivable of $1,798,000 to cover a gross receipts tax liability identified after acquisition. The purchase price also includes the estimated fair value of earnout payments of approximately $21,288,000, which provides an incentive opportunity for the sellers of up to $390,000,000, based on the SADA business achieving EBITDA and revenue growth performance through 2026. A portion of the purchase price was used to settle SADA’s stock-based compensation liabilities of $68,335,000 and pay SADA’s transaction costs of approximately $16,852,000 at acquisition and after contractual adjustments in accordance with the purchase agreement.

The following table summarizes the preliminary purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price, net of cash and cash equivalents acquired		$424,252
Fair value of net assets acquired:
Current assets	$346,693
Identifiable intangible assets - see description below	158,100
Property and equipment	2,266
Other assets	260,185
Current liabilities	(332,681)
Long-term liabilities, including long-term accounts payable	(126,078)
Total fair value of net assets acquired		308,485
Excess purchase price over fair value of net assets acquired ("goodwill")		$115,767

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill. In the first quarter of 2024, a net adjustment of $1,255,000 was recorded to reduce goodwill, primarily due to a measurement period adjustment to contract assets, net.

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

The preliminary estimated fair value of net assets acquired was approximately $308,485,000, including $158,100,000 of identifiable intangible assets, consisting primarily of customer relationships of $124,700,000 and non-compete agreements of $26,200,000. The fair values were determined using the multiple-period excess earnings method and the lost income method, respectively.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	3 Years
Non-compete agreements	3-5 Years

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Goodwill of $115,767,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from SADA. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the SADA technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.

The intangible assets and goodwill are tax deductible as the transaction is a deemed asset acquisition for U.S. federal income tax purposes after the Seller Parties undertook an internal restructuring pursuant to Section 368(a)(1)(F).

The purchase price allocation is preliminary and was allocated using information currently available. Further information related to accounts receivable, contract assets, accounts payable, goodwill and various accrued expense balance assessments may lead to an adjustment of the purchase price allocation.

We have consolidated the results of operations for SADA since its acquisition on December 1, 2023. Our historical results would not have been materially affected by the acquisition of SADA and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.

Amdaris

Effective August 17, 2023, we acquired 100 percent of the issued and outstanding shares of Amdaris Group Limited (“Amdaris”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $82,875,000, excluding the estimated fair value of an earnout, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000. We paid the earnout of $14,348,000 for Amdaris's 2023 performance in March 2024. Amdaris, an award-winning software development and digital services specialist, provides innovative software development, application support, managed services and consultancy services to the customers in the United Kingdom with service delivery centers located in several eastern European countries. Amdaris has been recognized as a Microsoft Gold Certified Partner. We believe this acquisition expands our global Modern Apps and Data & AI areas of solutions expertise as a leading solutions integrator and enhances our technological capabilities and scale to deliver an even broader range of customized services and solutions to clients in EMEA.

The preliminary fair value of net assets acquired was approximately $34,060,000, including $41,291,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The preliminary purchase price was allocated using the information available. During the first quarter of 2024, we finalized the fair value assumptions for identifiable intangible assets with no changes being made to amounts previously recorded. Goodwill acquired approximated $71,698,000, which was recorded in our EMEA operating segment.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10.    Subsequent Event

Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of InfoCenter.io Corporation ("InfoCenter") for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $265,000,000. The purchase price also includes earn out payments, which provide an incentive opportunity for the sellers of up to $106,250,000, based on InfoCenter achieving certain EBITDA performance through April 2026. InfoCenter is a pure-play ServiceNow Elite Partner dedicated to automating business processes on the Now Platform®.

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
Quarterly Overview
Today, every business is a technology business. We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 36 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
On a consolidated basis, for the three months ended March 31, 2024:
•Net sales of $2.4 billion increased 2% compared to the three months ended March 31, 2023. The increase in net sales reflects increases in software and services net sales, partially offset by a decrease in hardware net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales also increased 2% compared to the first quarter of 2023.
•Gross profit of $440.9 million increased 13% compared to the three months ended March 31, 2023. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 12% compared to the first quarter of 2023.
•Compared to the three months ended March 31, 2023, gross margin expanded approximately 170 basis points to 18.5% of net sales in the three months ended March 31, 2024. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations increased 29%, year over year, to $100.0 million in the first quarter of 2024 compared to $77.5 million in the first quarter of 2023. The increase was primarily due to an increase in gross profit partially offset by an increase in selling and administrative expenses in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 28% year over year.
•Net earnings and diluted earnings per share were $67.0 million and $1.74, respectively, for the first quarter of 2024. This compares to net earnings of $50.0 million and diluted earnings per share of $1.34 for the first quarter of 2023. Diluted earnings per share increased 30% year over year, and excluding the effects of fluctuating foreign currency exchange rates, increased 29% year over year.

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
Supply Chain Constraints and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of 2020 eased in the second half of 2023. We believe that the remaining supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels. Despite the easing supply constraints, we continue to see a general slowdown in our clients' decision making, which we believe will continue in the short term.

Inflation resulted in continued higher interest rates on all of our variable rate facilities and we expect these higher rates may continue into the second half of 2024. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects for the remainder of 2024 and beyond.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Costs of goods sold	81.5	83.2
Gross profit	18.5	16.8
Selling and administrative expenses	14.2	13.3
Severance and restructuring expenses and acquisition and integration related expenses	0.1	0.2
Earnings from operations	4.2	3.3
Non-operating expense, net	0.5	0.4
Earnings before income taxes	3.7	2.9
Income tax expense	0.9	0.7
Net earnings	2.8%	2.2%
We generally experience some seasonal trends in our sales of IT hardware, software and services. Software and certain cloud net sales are typically seasonally higher in our second and fourth quarters. Business clients, particularly larger enterprise businesses in the United States, tend to spend more in our fourth quarter and less in our first quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall seasonality in our consolidated results such that net sales and profitability are expected to be higher in the second and fourth quarters of the year. Historically we have experienced higher net sales in our second quarter, however, with the addition of SADA, we now believe our second and fourth quarters may be equally strong.
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and in the related product or services sales being incentivized by the

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Sales. Net sales of $2.4 billion for the three months ended March 31, 2024 increased 2%, year over year, compared to the three months ended March 31, 2023, reflecting an increase in our North America segment, partially offset by decreases in our EMEA and APAC operating segments.

Our net sales by operating segment were as follows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2024	2023
North America	$1,904,822	$1,833,964	4%
EMEA	412,841	427,004	(3)%
APAC	61,822	62,979	(2)%
Consolidated	$2,379,485	$2,323,947	2%
Our net sales by offering category for North America for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2024	2023
Hardware	$991,066	$1,155,639	(14)%
Software	595,240	394,797	51%
Services	318,516	283,528	12%
	$1,904,822	$1,833,964	4%
Net sales in North America increased 4%, or $70.9 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by increases in software and services net sales, partially offset by a decrease in hardware net sales. Software and services net sales increased 51% and 12%, year over year, respectively. These increases were partially offset by a decrease in hardware net sales of 14%, year to year. The net changes for the three months ended March 31, 2024 were the result of the following:
•The increase in software net sales was primarily due to a significant multiyear transaction and higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings, including from SADA, and an increase in Insight Delivered services net sales.
•The decrease in hardware net sales was due to lower volume of sales primarily to large enterprise and corporate clients driven by declines in sales of infrastructure products.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for EMEA for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2024	2023
Hardware	$136,314	$162,890	(16)%
Software	203,252	214,561	(5)%
Services	73,275	49,553	48%
	$412,841	$427,004	(3)%
Net sales in EMEA decreased 3%, or $14.2 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 6%, year to year. Net sales of hardware and software decreased by 16% and 5%, respectively, year to year, partially offset by an increase in services net sales of 48%, year over year. The net changes for the three months ended March 31, 2024 were the result of the following:
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise, corporate and public sector clients.
•The decrease in software net sales was primarily due to continued migration of on-premise software to cloud solutions, reported net in services net sales and lower sales to public sector clients, partially offset by higher sales to large enterprise and corporate clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services net sales, including from Amdaris, which we acquired on August 17, 2023, and in fees for cloud solutions.
Our net sales by offering category for APAC for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2024	2023
Hardware	$7,347	$10,316	(29)%
Software	30,736	29,442	4%
Services	23,739	23,221	2%
	$61,822	$62,979	(2)%
Net sales in APAC decreased 2%, or $1.2 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 1%, year over year. Net sales of hardware decreased by 29%, year to year. This decrease was partially offset by increases in software and services net sales of 4% and 2%, respectively, year over year. The net changes for the three months ended March 31, 2024 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to clients across all sectors.
•The increase in software net sales was due to higher volume of sales to large enterprise and corporate clients, partially offset by continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and increase in fees for cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2024 and 2023:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	52%	63%	33%	38%	12%	16%
Software	31%	22%	49%	50%	50%	47%
Services	17%	15%	18%	12%	38%	37%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 13%, or $49.6 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, with gross margin expanding approximately 170 basis points to 18.5% for the three months ended March 31, 2024 compared to 16.8% for the three months ended March 31, 2023.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	% of Net Sales	2023	% of Net Sales
North America	$349,843	18.4%	$315,144	17.2%
EMEA	75,033	18.2%	60,888	14.3%
APAC	16,052	26.0%	15,283	24.3%
Consolidated	$440,928	18.5%	$391,315	16.8%
North America's gross profit for the three months ended March 31, 2024 increased $34.7 million, compared to the three months ended March 31, 2023. As a percentage of net sales, gross margin expanded approximately 120 basis points to 18.4% for the first quarter of 2024. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 166 basis points partially offset by a contraction in product margin of 48 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions, including from SADA, an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services) and an increase in product warranty.
•The decrease in product margin reflects a decrease in margin contribution from hardware net sales partially offset by an increase in margin from software net sales.

EMEA's gross profit for the three months ended March 31, 2024 increased 23%, or $14.1 million, year over year (increasing 20% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2023. As a percentage of net sales, gross margin expanded 390 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 16 basis points and an increase from services margin of 375 basis points.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in services margin is primarily the result of increased fees for cloud solutions and increased margin contribution on Insight Core Services, including from Amdaris.
•The increase in product margin is primarily the result of sales of hardware and software at higher margins than in the same period in the prior year.
APAC's gross profit for the three months ended March 31, 2024 increased 5%, or $0.8 million, year over year (increasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2023. As a percentage of net sales, gross margin expanded approximately 170 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•A net increase in product margin of 108 basis points and an increase from services margin of 62 basis points.
•The expansion in product margin was driven by sales of software and hardware to enterprise and corporate clients at higher margins than in the same period in the prior year.
•The expansion in services margin was driven by higher margins on Insight Core services and increased fees for cloud solutions.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2024 increased 9%, or $27.4 million compared to the three months ended March 31, 2023 (also increasing 9% when excluding fluctuating foreign currency exchange rates).
Selling and administrative expenses increased approximately 90 basis points as a percentage of net sales in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall net increase in selling and administrative expenses primarily reflects increases in personnel costs, including teammate benefits and depreciation and amortization expenses of $14.6 million and $8.0 million, respectively, year over year. The increase in personnel costs reflects an increase in overall teammate headcount from our SADA and Amdaris acquisitions and the impact of merit increases. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the SADA and Amdaris acquisitions. We incurred transformation costs in the current and prior year periods of $2.3 million and $4.0 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term.
Severance and Restructuring Expenses. During the three months ended March 31, 2024, we recorded severance and restructuring expenses of approximately $2.2 million. Comparatively, during the three months ended March 31, 2023, we recorded severance and restructuring expenses of approximately $3.8 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities.
Acquisition and Integration Related Expenses. During the three months ended March 31, 2024, we recorded acquisition and integration related expenses of approximately $1.3 million. During the three months ended March 31, 2023, we had no significant comparable activity. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Earnings from Operations. Earnings from operations increased 29%, or $22.5 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	% of Net Sales	2023	% of Net Sales
North America	$84,023	4.4%	$63,186	3.4%
EMEA	11,190	2.7%	10,281	2.4%
APAC	4,773	7.7%	3,994	6.3%
Consolidated	$99,986	4.2%	$77,461	3.3%
North America's earnings from operations for the three months ended March 31, 2024 increased $20.8 million, or 33%, compared to the three months ended March 31, 2023. As a percentage of net sales, earnings from operations increased by approximately 100 basis points to 4.4%. The increase in earnings from operations was primarily driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the three months ended March 31, 2023.
EMEA's earnings from operations for the three months ended March 31, 2024 increased $0.9 million, or 9% (increasing 5% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2023. As a percentage of net sales, earnings from operations increased by approximately 30 basis points to 2.7%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the three months ended March 31, 2023.
APAC's earnings from operations for the three months ended March 31, 2024 increased $0.8 million, or 20% (increasing 22% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2023. As a percentage of net sales, earnings from operations increased by approximately 140 basis points to 7.7%. The increase in earnings from operations was primarily driven by an increase gross profit compared to the three months ended March 31, 2023.
Non-Operating (Income) Expense.
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and the Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended March 31, 2024 increased 21%, or $2.2 million, compared to the three months ended March 31, 2023. This was primarily due to higher loan balances and interest rates under our ABL facility partially offset by increased interest income and decreased imputed interest under our inventory financing facilities.

Imputed interest under our inventory financing facilities was $2.5 million for the three months ended March 31, 2024, compared to $4.0 million for the three months ended March 31, 2023. The decrease in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 24.0% for the three months ended March 31, 2024 was lower than our effective tax rate of 24.7% for the three months ended March 31, 2023. The decrease in the effective tax rate for the three months ended March 31, 2024 was primarily due to an increase in excess tax benefits on the settlement of employee share-based compensation and reduced expense related to uncertain tax positions.

The Organization for Economic Cooperation and Development’s (OECD) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Several countries in which Insight operates have enacted legislation adopting the minimum tax effective January 1, 2024. The minimum tax did not have a material impact on our effective tax rate as of March 31, 2024, nor do we expect it to have a material impact on our 2024 annual effective tax rate. We will continue to monitor any future impact as additional countries enact legislation to adopt this tax.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$247,179	$160,160
Net cash used in investing activities	(6,482)	(9,106)
Net cash used in financing activities	(125,267)	(140,654)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(5,074)	1,652
Increase in cash, cash equivalents and restricted cash	110,356	12,052
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$381,141	$177,770
Cash and Cash Flow
•Our primary uses of cash during the three months ended March 31, 2024 were to repay debt, including principal upon conversion of a portion of the Notes, fund repurchases of our common stock and to pay earnouts and other acquisition related payments.
•Operating activities provided $247.2 million in cash during the three months ended March 31, 2024, compared to cash provided by operating activities of $160.2 million during the three months ended March 31, 2023.
•Capital expenditures were $6.5 million and $9.1 million for the three months ended March 31, 2024 and 2023, respectively.
•During the three months ended March 31, 2024, we repurchased $35.0 million of our common stock compared to $117.1 million of repurchases during the three months ended March 31, 2023.
•Net repayments under our ABL facility during the three months ended March 31, 2024 were $42.2 million compared to net repayments of $123.8 million during the three months ended March 31, 2023.
•We had net repayments under our inventory financing facilities of $4.5 million during the three months ended March 31, 2024 compared to net borrowings of $108.3 million during the three months ended March 31, 2023.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations as well as other strategic investments over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, principal payment on the Notes that mature in February 2025 and are freely convertible at the option of the Note holders, debt repayments and repayment of our inventory financing facilities for the next 12 months. We currently expect to fund known cash commitments beyond the next 12 months through operating cash activities or other available financing resources.

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
•Cash flow provided by operating activities in the first three months of 2024 was $247.2 million compared to cash provided by operating activities of $160.2 million in the first three months of 2023.
•The increase in cash flow from operating activities was primarily driven by timing of receipts compared to partner payments as well as deferral of certain operating payments at March 31, 2024.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended March 31,
	2024	2023
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	137	120
Days inventory outstanding (“DIOs”) (b)	8	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(125)	(99)
Cash conversion cycle (days) (d)	20	33
(a)Calculated as the balance of current accounts receivable, net at the end of the quarter divided by daily net sales. Daily net sales is calculated as net sales for the quarter divided by 91 days and 90 days in 2024 and 2023, respectively.
(b)Calculated as the balance of inventories at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days and 90 days in 2024 and 2023, respectively.
(c)Calculated as the sum of the balances of accounts payable – trade and accounts payable – inventory financing facilities at the end of the quarter divided by daily costs of goods sold. Daily costs of goods sold is calculated as costs of goods sold for the quarter divided by 91 days and 90 days in 2024 and 2023, respectively.
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 20 days in the first quarter of 2024, down 13 days from the first quarter of 2023.
•The net changes were a result of a 26 day increase in DPOs and a 4 day decrease in DIOs, partially offset by a 17 day increase in DSOs.
•The net decrease in our cash conversion cycle year over year were primarily the result of:
•the impact to DPOs of the SADA and Amdaris acquisitions, changes in vendor mix and deferral of certain operating payments;
•the benefit to DIOs of the reduction in hardware sales and changes in our operating strategy; and
•the impact to DSOs of the SADA and Amdaris acquisitions combined with an increase in other receivables including multi-year transactions, partially offset by timing of sales within the quarter.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $2.0 billion

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
and $1.7 billion in the first quarter of 2024 and 2023, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in a reduction to our cash conversion cycle from 20 days down to 17 days in the first quarter of 2024 and from 33 days down to 23 days in the first quarter of 2023, which we believe provides a more accurate reflection of our cash flow operating metrics.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2024 in excess of working capital needs to pay down our ABL facility and inventory financing facilities and for strategic acquisitions.
Net cash used in investing activities

•Capital expenditures were $6.5 million and $9.1 million for the three months ended March 31, 2024 and 2023, respectively.
•We expect capital expenditures for the full year 2024 to be in a range of $50.0 to $55.0 million.
Net cash used in financing activities
•During the three months ended March 31, 2024, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $42.2 million.
•During the three months ended March 31, 2023, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $123.8 million.
•We had net repayments under our inventory financing facilities of $4.5 million during the three months ended March 31, 2024 compared to net borrowings of $108.3 million during the three months ended March 31, 2023.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Notes in the three months ended March 31, 2024, with no comparable activity in the prior year period.
•During the three months ended March 31, 2024, we made earnout and acquisition related payments of $18.3 million associated with our Amdaris and Hanu acquisitions, with no comparable activity in the prior year period.
•During the three months ended March 31, 2024, we repurchased $35.0 million of our common stock.
•During the three months ended March 31, 2023, we repurchased $117.1 million of our common stock.

Financing Facilities
Our debt balance as of March 31, 2024 was $881.6 million. As of March 31, 2024, the current portion of our long-term debt primarily relates to the Notes.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2024, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•At March 31, 2024, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of March 31, 2024, eligible accounts receivable and inventory were sufficient to permit access to $1.4 billion of the $1.8 billion under the ABL facility of which $550.0 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $227.1 million was outstanding at March 31, 2024.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of March 31, 2024, we had approximately $203.0 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and the Netherlands. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
Other than as described in Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Although our Notes are based on a fixed rate, changes in interest rates could impact the fair market value of such Notes. As of March 31, 2024, the fair market value of our Notes was $950.2 million. For additional information about our Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we are party to various routine legal proceedings incidental to the business, see “– Legal Proceedings” in Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2024.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	—	$—	—	$200,020,373
February 1, 2024 through February 29, 2024	69,320	185.15	69,320	187,185,810
March 1, 2024 through March 31, 2024	118,037	187.78	118,037	165,020,476
Total	187,357		187,357
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from prior authorizations. As of March 31, 2024, approximately $165.0 million remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

Date:	May 2, 2024	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)