Form 10-Q
period 2024-06-30
INSIGHT ENTERPRISES INC
filed 2024-08-01
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
The number of shares outstanding of the issuer’s common stock as of July 26, 2024 was 32,586,228.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2024

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including our belief that supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels; our belief that the general slowdown in our clients' decision making could continue in the short term; our expectations regarding certain trends for our business; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates may continue into the second half of 2024, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that we have sufficient funds available from capacity under our senior secured revolving credit facility, as well as cash we expect to generate from operations, to fund any conversions of our convertible senior notes (the "Convertible Notes") that may occur; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in 2024 in excess of working capital needs to pay down our senior secured revolving credit facility and inventory financing facilities and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and in "Risk Factors" in Part II, Item 1A of this report:

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
•intellectual property infringement claims and challenges to our registered patents, trademarks and trade names;
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
•the conditional conversion feature of the Convertible Notes, which has been triggered, and may adversely affect the Company’s financial condition and operating results;
•the Company is subject to counterparty risk with respect to certain hedge and warrant transactions entered into in connection with the issuance of the Convertible Notes (the "Call Spread Transactions");
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$256,307	$268,730
Accounts receivable, net of allowance for doubtful accounts of $28,397 and $12,623, respectively	4,143,400	3,568,290
Inventories	145,456	184,605
Contract assets, net	89,179	120,518
Other current assets	265,141	189,158
Total current assets	4,899,483	4,331,301
Long-term contract assets, net	119,332	132,780
Property and equipment, net of accumulated depreciation and amortization of $220,600 and $219,591, respectively	211,852	210,061
Goodwill	872,785	684,345
Intangible assets, net of accumulated amortization of $207,112 and $175,463, respectively	460,809	369,687
Long-term accounts receivable	648,162	412,666
Other assets	140,390	145,510
	$7,352,813	$6,286,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,973,317	$2,255,183
Accounts payable—inventory financing facilities	218,553	231,850
Accrued expenses and other current liabilities	487,556	538,346
Current portion of long-term debt	331,997	348,004
Total current liabilities	4,011,423	3,373,383
Long-term debt	663,075	592,517
Deferred income taxes	52,357	27,588
Long-term accounts payable	608,298	353,794
Other liabilities	170,115	203,335
	5,505,268	4,550,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 32,584 shares at June 30, 2024 and 32,590 shares at December 31, 2023 issued and outstanding	326	326
Additional paid-in capital	334,573	328,607
Retained earnings	1,569,774	1,448,412
Accumulated other comprehensive loss – foreign currency translation adjustments	(57,128)	(41,612)
Total stockholders’ equity	1,847,545	1,735,733
	$7,352,813	$6,286,350
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Products	$1,726,435	$1,945,609	$3,690,390	$3,913,254
Services	435,227	403,987	850,757	760,289
Total net sales	2,161,662	2,349,596	4,541,147	4,673,543
Costs of goods sold:
Products	1,536,270	1,749,448	3,307,854	3,522,177
Services	172,027	166,958	339,000	326,861
Total costs of goods sold	1,708,297	1,916,406	3,646,854	3,849,038
Gross profit:
Products	190,165	196,161	382,536	391,077
Services	263,200	237,029	511,757	433,428
Gross profit	453,365	433,190	894,293	824,505
Operating expenses:
Selling and administrative expenses	317,234	318,243	654,668	628,244
Severance and restructuring expenses, net	4,868	(3,770)	7,095	32
Acquisition and integration related expenses	190	106	1,471	157
Earnings from operations	131,073	118,611	231,059	196,072
Non-operating expense (income):
Interest expense, net	14,190	9,405	26,747	19,753
Other (income) expense, net	(469)	(60)	(1,232)	692
Earnings before income taxes	117,352	109,266	205,544	175,627
Income tax expense	29,908	28,784	51,073	45,173
Net earnings	$87,444	$80,482	$154,471	$130,454
Net earnings per share:
Basic	$2.69	$2.43	$4.74	$3.91
Diluted	$2.27	$2.17	$4.01	$3.51
Shares used in per share calculations:
Basic	32,565	33,101	32,580	33,403
Diluted	38,567	37,039	38,501	37,123

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$87,444	$80,482	$154,471	$130,454
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(3,425)	7,189	(15,516)	11,795
Total comprehensive income	$84,019	$87,671	$138,955	$142,249
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at March 31, 2024	32,548	$325	—	$—	$326,539	$(53,703)	$1,482,330	$1,755,491
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	30	1	—	—	(1,971)	—	—	(1,970)
Stock-based compensation expense	—	—	—	—	8,857	—	—	8,857
Employee stock purchase plan issuances	6	—	—	—	1,088	—	—	1,088
Excise tax on stock repurchases	—	—	—	—	60	—	—	60
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,425)	—	(3,425)
Net earnings	—	—	—	—	—	—	87,444	87,444
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545
Balances at March 31, 2023	33,261	$333	—	$—	$317,283	$(54,196)	$1,310,178	$1,573,598
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	27	—	—	—	(1,083)	—	—	(1,083)
Stock-based compensation expense	—	—	—	—	9,767	—	—	9,767
Repurchase of treasury stock	—	—	(720)	(99,980)	—	—	—	(99,980)
Retirement of treasury stock	(720)	(7)	720	99,980	(6,870)	—	(93,102)	1
Excise tax on stock repurchases	—	—	—	—	(1,019)	—	—	(1,019)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	7,189	—	7,189
Net earnings	—	—	—	—	—	—	80,482	80,482
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	170	2	—	—	(11,012)	—	—	(11,010)
Stock-based compensation expense	—	—	—	—	16,900	—	—	16,900
Employee stock purchase plan issuances	11	—	—	—	2,000	—	—	2,000
Shares issued upon conversion of Convertible Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(187)	(35,000)	—	—	—	(35,000)
Retirement of treasury stock	(187)	(2)	187	35,000	(1,889)	—	(33,109)	—
Excise tax on stock repurchases	—	—	—	—	(33)	—	—	(33)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(15,516)	—	(15,516)
Net earnings	—	—	—	—	—	—	154,471	154,471
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	193	2	—	—	(9,007)	—	—	(9,005)
Stock-based compensation expense	—	—	—	—	16,663	—	—	16,663
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,554)	1
Excise tax on stock repurchases	—	—	—	—	(1,913)	—	—	(1,913)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	11,795	—	11,795
Net earnings	—	—	—	—	—		130,454	130,454
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$154,471	$130,454
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,451	29,148
Provision for losses on accounts receivable	5,196	2,585
Provision for losses on contract assets	3,038	—
Non-cash stock-based compensation	16,900	16,663
Deferred income taxes	(3,535)	(1,231)
Amortization of debt issuance costs	2,590	2,430
Gain on revaluation of earnout liabilities	(24,207)	—
Other adjustments	(289)	(2,801)
Changes in assets and liabilities:
Increase in accounts receivable	(598,219)	(368,612)
Decrease in inventories	34,366	14,596
Decrease in contract assets	42,911	1,570
(Increase) decrease in long-term accounts receivable	(235,690)	12,704
Increase in other assets	(52,087)	(49,151)
Increase in accounts payable	734,222	420,349
Increase (decrease) in long-term accounts payable	237,652	(10,251)
Decrease in accrued expenses and other liabilities	(70,806)	(10,493)
Net cash provided by operating activities:	292,964	187,960
Cash flows from investing activities:
Proceeds from sale of assets	3,970	15,515
Purchases of property and equipment	(18,644)	(13,202)
Acquisitions, net of cash and cash equivalents acquired	(264,374)	—
Net cash (used in) provided by investing activities:	(279,048)	2,313
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	2,451,966	2,259,356
Repayments on ABL revolving credit facility	(2,872,410)	(2,214,246)
Net (repayments) borrowings under inventory financing facilities	(12,987)	30,848
Proceeds from issuance of senior unsecured notes	500,000	—
Payment of debt issuance costs	(7,854)	—
Repurchases of common stock	(35,000)	(217,108)
Repayment of principal on the Convertible Notes	(16,895)	—
Earnout and acquisition related payments	(18,296)	(10,748)
Other payments	(9,147)	(9,161)
Net cash used in financing activities:	(20,623)	(161,059)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(5,728)	3,050
(Decrease) increase in cash, cash equivalents and restricted cash	(12,435)	32,264
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$258,350	$197,982
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2024 and our results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts, valuation of inventories, litigation-related obligations, valuation allowances for deferred tax assets, valuation of acquired assets and assumed liabilities, including intangible assets and goodwill and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The amendments aim to improve interim disclosure requirements, clarify situations where an entity can reveal multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and include other disclosure requirements. The main objective of the amendments is to assist investors in understanding the entity's overall performance and evaluate potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption being permitted. We did not early adopt this guidance. The updated guidance is not expected to have a material effect on the Company's consolidated financial statements or disclosures.
There have been no other material changes in, or additions to the recently issued accounting standards as previously reported in Note 1 to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 that affect or may affect our current financial statements.
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Current receivables, which are included in “Accounts receivable, net”	$4,143,400	$3,568,290
Contract assets, net	89,179	120,518
Long-term accounts receivable	648,162	412,666
Long-term contract assets, net	119,332	132,780
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	113,507	107,217
Significant changes in the gross contract assets balances during the six months ended June 30, 2024 are as follows (in thousands):

Contract Assets
Balances at December 31, 2023	$272,287
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(59,355)
Contract assets recognized, net of reclassification to receivables	16,893
Measurement period adjustments to acquired contract assets	(4,839)
Balances at June 30, 2024	$224,986
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
including amounts ultimately passed on to the third-party service providers. As of June 30, 2024, contract assets, net of allowances, were $208,511,000.
Gross contract assets by our internal risk ratings as of June 30, 2024 are summarized as follows (in thousands):

Contract assets
Low risk	$36,506
Moderate risk	53,713
High risk	134,767
Total contract assets	$224,986
Changes in the contract liabilities balances during the six months ended June 30, 2024 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2023	$107,217
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(55,476)
Cash received in advance and not recognized as revenue	61,766
Balances at June 30, 2024	$113,507
During the six months ended June 30, 2023, the Company recognized revenue of $43,949,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2024 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2024	$67,423
2025	60,114
2026	28,754
2027 and thereafter	39,863
Total remaining performance obligations	$196,154
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of eight months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2024 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 20 months.

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
3.    Assets Held for Sale
During the six months ended June 30, 2023, we completed the sale of our properties in Montreal, Canada and Sheffield, United Kingdom for total net proceeds of approximately $15,476,000. We recognized a net gain on sale of approximately $7,623,000, reported in severance and restructuring expenses, net. During the six months ended June 30, 2024, we did not sell any assets held for sale.
4.    Net Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying the Convertible Notes and the warrants relating to the Call Spread Transactions, as applicable. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net earnings	$87,444	$80,482	$154,471	$130,454
Denominator:
Weighted average shares used to compute basic EPS	32,565	33,101	32,580	33,403
Dilutive potential common shares due to dilutive RSUs, net of tax effect	275	234	312	275
Dilutive potential common shares due to the Convertible Notes	3,322	2,516	3,275	2,413
Dilutive potential common shares due to the Warrants	2,405	1,188	2,334	1,032
Weighted average shares used to compute diluted EPS	38,567	37,039	38,501	37,123
Net earnings per share:
Basic	$2.69	$2.43	$4.74	$3.91
Diluted	$2.27	$2.17	$4.01	$3.51
For the three and six months ended June 30, 2024, 4,182 and 14,672, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2023, 67,000 and 76,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
ABL revolving credit facility	$171,283	$591,500
Senior unsecured notes due 2032	491,781	—
Convertible senior notes due 2025	331,987	347,988
Finance leases and other financing obligations	21	1,033
Total	995,072	940,521
Less: current portion of long-term debt	(331,997)	(348,004)
Long-term debt	$663,075	$592,517
On May 14, 2024, we entered into a Fourth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, releases certain immaterial guarantors from their obligations under the credit agreement. Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000 and extending the maturity date. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of June 30, 2024, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $171,283,000 was outstanding.
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
Senior Unsecured Notes due 2032
On May 20, 2024, we issued $500,000,000 aggregate principal amount of 6.625% Senior Notes due 2032 (the "Senior Notes") that mature on May 15, 2032. The Senior Notes are senior unsecured obligations of the Company and guaranteed by each of the Company's existing and future direct and indirect U.S. subsidiaries that is or becomes a guarantor or borrower under the ABL facility, subject to certain exceptions. The net proceeds from the offering were used to repay a portion of the outstanding borrowings under the ABL facility. The Senior Notes were issued pursuant to an indenture (the "Senior Notes Indenture") containing certain covenants that limit the Company's ability to, subject to certain exceptions, create, incur, or assume liens to secure debt, among other things. The Senior Notes bear interest at an annual rate of 6.625% payable semiannually, in arrears, on May 15th and November 15th of each year beginning on November 15, 2024.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company may redeem the Senior Notes prior to May 15, 2027, with an amount equal to the net cash proceeds received by the Company from certain equity offerings at a redemption price equal to 106.625% of the principal amount of such notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, in an aggregate principal amount for all such redemptions not to exceed 40% of the aggregate principal amount of the Senior Notes. The Senior Notes are subject to redemption at specified prices on or after May 15, 2027 plus accrued and unpaid interest, if any, on such notes redeemed, to, but excluding, the applicable redemption date. In addition, at any time prior to May 15, 2027, the Company may, on one or more occasions, redeem the Senior Notes in whole or in part, at its option, upon notice, at a redemption price equal to 100% of the principal amount of such notes plus a “make-whole” premium as specified in the Senior Notes Indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date.

If the Company experiences certain change of control events, together with a ratings decline, as described in the Senior Notes Indenture, the Company will be required to make an offer to repurchase some or all of the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2024, no such events have occurred.
Convertible Senior Notes due 2025
In August 2019, we issued $350,000,000 aggregate principal amount of Convertible Notes (the "Convertible Notes") that mature on February 15, 2025. The Convertible Notes bear interest at an annual rate of 0.75% payable semiannually, in arrears, on February 15th and August 15th of each year. The Convertible Notes are general unsecured obligations of Insight and are guaranteed on a senior unsecured basis by Insight Direct USA, Inc., a wholly owned subsidiary of Insight.

Prior to the close of business on the business day immediately preceding June 15, 2024, holders of the Convertible Notes could have converted their notes at their option at any time under certain circumstances. Beginning June 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their Convertible Notes at any time, regardless of such circumstances.
The Convertible Notes mature on February 15, 2025, and as such, the Convertible Notes balance net of unamortized debt issuance costs is classified as a current liability.
Upon conversion, we will pay cash equal to the principal amount of the Convertible Notes, plus shares of our common stock for any additional amounts due. The conversion rate will initially be 14.6376 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $68.32 per share of common stock). The conversion rate is subject to change in certain circumstances and will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date or following our issuance of a notice of redemption, the conversion rate is subject to an increase for a holder who elects to convert their notes in connection with those events or during the related redemption period in certain circumstances.
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 6,788,208.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In September 2023, an individual Convertible Note holder exercised their option to convert their Convertible Notes in the aggregate principal amount of $16,895,000, which was settled in January 2024. As a result, the principal amount of the Convertible Notes was settled in cash with additional amounts due being settled in shares of our common stock.
The Convertible Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2024, no such events have occurred.
The Convertible Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Liability:
Principal	$333,105	$350,000
Less: debt issuance costs, net of accumulated amortization	(1,118)	(2,012)
Net carrying amount	$331,987	$347,988

In January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Convertible Notes in cash.

The remaining life of the debt issuance cost accretion is approximately 0.62 years. The effective interest rate on the principal of the Convertible Notes is 0.75%.
Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2024 and 2023 is made up of contractual coupon interest and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection and concurrent with the issuance of the Convertible Notes, we entered into the Call Spread Transactions with respect to the Company’s common stock.
The convertible note hedge consists of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. The hedge expires on February 15, 2025 and can only be concurrently executed upon the conversion of the Convertible Notes. We paid approximately $66,325,000 for the convertible note hedge transaction.
Additionally, we sold warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share. The warrants expire on May 15, 2025 and can only be exercised at maturity. The Company received aggregate proceeds of approximately $34,440,000 for the sale of the warrants.
The Call Spread Transactions have no effect on the terms of the Convertible Notes and reduce potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities

We have an unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) for $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have an unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. The inventory financing facilities will remain in effect

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
until they are terminated by any of the parties. In the second quarter of 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Overnight Repo Rate Average plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows.
As of June 30, 2024, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $218,553,000 was outstanding.
6.    Income Taxes
Our effective tax rates for the three and six months ended June 30, 2024 were 25.5% and 24.8%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation, tax benefits related to research and development activities, and tax benefits related to the revaluation of certain acquisition earnout liabilities.
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

As of June 30, 2024 and December 31, 2023, we had approximately $11,720,000 and $13,947,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,458,000 and $1,767,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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
7.    Share Repurchase Program
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from prior authorizations. As of June 30, 2024, approximately $165,020,476 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three months ended June 30, 2023, we repurchased 720,175 shares of our common stock on the open market at a total cost of $99,980,000 (an average price of $138.83 per share). During the three months ended June 30, 2024, we did not repurchase any shares of our common stock.
During the six months ended June 30, 2024, we repurchased 187,357 shares of our common stock on the open market at a total cost of $35,000,000 (an average price of $186.81 per share). During the six months ended June 30, 2023, we repurchased 1,633,620 shares of our common stock on the open market at a total cost of $217,108,000 (an average price of $132.90 per share). All shares repurchased during the six months ended June 30, 2024 and 2023 were retired.
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2024, we had approximately $29,526,731 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2024. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At June 30, 2024 we had a remaining purchase commitment of $88,295,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. At June 30, 2024 we had a remaining purchase commitment of $26,123,000.
The Company has recorded a contingent liability of approximately $21,236,000 payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2024. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,037,523	$125,074	$10,044	$1,172,641
Software	365,209	167,182	21,403	553,794
Services	329,625	76,617	28,985	435,227
	$1,732,357	$368,873	$60,432	$2,161,662
Major Client Groups
Large Enterprise / Corporate	$1,189,407	$271,772	$23,867	$1,485,046
Commercial	359,940	7,788	17,347	385,075
Public Sector	183,010	89,313	19,218	291,541
	$1,732,357	$368,873	$60,432	$2,161,662
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,586,437	$329,126	$48,301	$1,963,864
Net revenue recognition (Agent)	145,920	39,747	12,131	197,798
	$1,732,357	$368,873	$60,432	$2,161,662

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,165,127	$132,220	$12,926	$1,310,273
Software	417,327	196,060	21,949	635,336
Services	314,712	63,446	25,829	403,987
	$1,897,166	$391,726	$60,704	$2,349,596
Major Client Groups
Large Enterprise / Corporate	$1,321,876	$289,519	$26,849	$1,638,244
Commercial	359,750	3,609	18,138	381,497
Public Sector	215,540	98,598	15,717	329,855
	$1,897,166	$391,726	$60,704	$2,349,596
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,767,933	$352,085	$50,630	$2,170,648
Net revenue recognition (Agent)	129,233	39,641	10,074	178,948
	$1,897,166	$391,726	$60,704	$2,349,596

	Six Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,028,589	$261,388	$17,391	$2,307,368
Software	960,449	370,434	52,139	1,383,022
Services	648,141	149,892	52,724	850,757
	$3,637,179	$781,714	$122,254	$4,541,147
Major Client Groups
Large Enterprise / Corporate	$2,556,710	$580,070	$46,035	$3,182,815
Commercial	717,229	16,701	32,410	766,340
Public Sector	363,240	184,943	43,809	591,992
	$3,637,179	$781,714	$122,254	$4,541,147
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,348,682	$710,208	$100,825	$4,159,715
Net revenue recognition (Agent)	288,497	71,506	21,429	381,432
	$3,637,179	$781,714	$122,254	$4,541,147

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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2024 or 2023.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,402,732	$292,256	$31,447	$1,726,435
Services	329,625	76,617	28,985	435,227
Total net sales	1,732,357	368,873	60,432	2,161,662
Costs of goods sold:
Products	1,245,586	262,262	28,422	1,536,270
Services	132,664	27,469	11,894	172,027
Total costs of goods sold	1,378,250	289,731	40,316	1,708,297
Gross profit	354,107	79,142	20,116	453,365
Operating expenses:
Selling and administrative expenses	248,192	57,264	11,778	317,234
Severance and restructuring expenses	3,922	861	85	4,868
Acquisition and integration related expenses	180	10	—	190
Earnings from operations	$101,813	$21,007	$8,253	$131,073

	Three Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,582,454	$328,280	$34,875	$1,945,609
Services	314,712	63,446	25,829	403,987
Total net sales	1,897,166	391,726	60,704	2,349,596
Costs of goods sold:
Products	1,416,637	301,240	31,571	1,749,448
Services	137,387	18,439	11,132	166,958
Total costs of goods sold	1,554,024	319,679	42,703	1,916,406
Gross profit	343,142	72,047	18,001	433,190
Operating expenses:
Selling and administrative expenses	252,285	54,913	11,045	318,243
Severance and restructuring expenses, net	(4,685)	867	48	(3,770)
Acquisition and integration related expenses	106	—	—	106
Earnings from operations	$95,436	$16,267	$6,908	$118,611

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$2,989,038	$631,822	$69,530	$3,690,390
Services	648,141	149,892	52,724	850,757
Total net sales	3,637,179	781,714	122,254	4,541,147
Costs of goods sold:
Products	2,672,259	572,334	63,261	3,307,854
Services	260,970	55,205	22,825	339,000
Total costs of goods sold	2,933,229	627,539	86,086	3,646,854
Gross profit	703,950	154,175	36,168	894,293
Operating expenses:
Selling and administrative expenses	511,112	120,569	22,987	654,668
Severance and restructuring expenses	5,541	1,399	155	7,095
Acquisition and integration related expenses	1,461	10	—	1,471
Earnings from operations	$185,836	$32,197	$13,026	$231,059

	Six Months Ended June 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$3,132,890	$705,731	$74,633	$3,913,254
Services	598,240	112,999	49,050	760,289
Total net sales	3,731,130	818,730	123,683	4,673,543
Costs of goods sold:
Products	2,804,599	648,873	68,705	3,522,177
Services	268,245	36,922	21,694	326,861
Total costs of goods sold	3,072,844	685,795	90,399	3,849,038
Gross profit	658,286	132,935	33,284	824,505
Operating expenses:
Selling and administrative expenses	501,105	104,818	22,321	628,244
Severance and restructuring expenses, net	(1,598)	1,569	61	32
Acquisition and integration related expenses	157	—	—	157
Earnings from operations	$158,622	$26,548	$10,902	$196,072

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2024	December 31, 2023
North America	$6,356,884	$6,521,591
EMEA	1,497,936	1,058,734
APAC	246,249	171,820
Corporate assets and intercompany eliminations, net	(748,256)	(1,465,795)
Total assets	$7,352,813	$6,286,350
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization of property and equipment:
North America	$6,170	$5,495	$12,243	$11,143
EMEA	900	603	1,657	1,199
APAC	138	102	269	211
	7,208	6,200	14,169	12,553
Amortization of intangible assets:
North America	15,588	7,766	28,734	15,551
EMEA	1,660	408	3,330	820
APAC	109	111	218	224
	17,357	8,285	32,282	16,595
Total	$24,565	$14,485	$46,451	$29,148

10.    Acquisition
Infocenter
Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of Infocenter.io Corporation ("Infocenter") for a cash purchase price of $265,000,000, net of cash and cash equivalents acquired of $5,103,000, which is comprised of the initial purchase price of $269,477,000 paid in cash upon the acquisition and contractual adjustments to the purchase price of $626,000 paid in July 2024. The purchase price was partially reduced by an indemnification receivable of approximately $2,299,000 to cover a sales tax liability. The purchase price also includes the estimated fair value of earn out payments of approximately $24,200,000, which provide an incentive opportunity for the sellers of up to $106,250,000, based on Infocenter achieving certain EBITDA performance through April 2026. Infocenter is a pure-play ServiceNow Elite Partner dedicated to automating business processes on the Now Platform®. We believe this acquisition enhances our Solutions Integrator offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The preliminary fair value of net assets acquired was approximately $95,173,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and various accrued expense balance assessments could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $191,728,000, which was recorded in our North America operating segment.

We consolidated the results of operations for Infocenter within our North America operating segment since its acquisition on May 1, 2024. Our historical results would not have been materially affected by the acquisition of Infocenter and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.
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

The total purchase price of $424,870,000, which is net of cash and cash equivalents acquired of $24,701,000, is comprised of the initial purchase price of $423,290,000 paid in cash upon the SADA acquisition, contractual adjustments to the purchase price of $1,173,000 paid in March 2024 and a seller retention fund of $5,000,000 payable post-closing, and was partially reduced by an indemnification receivable of $1,180,000 to cover a gross receipts tax liability identified after acquisition. The purchase price also includes the estimated fair value of earnout payments of approximately $21,288,000, which provides an incentive opportunity for the sellers of up to $390,000,000, based on the SADA business achieving EBITDA and revenue growth performance through 2026. A portion of the purchase price was used to settle SADA’s stock-based compensation liabilities of $68,335,000 and pay SADA’s transaction costs of approximately $16,852,000 at acquisition and after contractual adjustments in accordance with the purchase agreement.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the preliminary purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price, net of cash and cash equivalents acquired		$424,870
Fair value of net assets acquired:
Current assets	$346,885
Identifiable intangible assets - see description below	158,100
Property and equipment	2,266
Other assets	246,158
Current liabilities	(330,051)
Long-term liabilities, including long-term accounts payable	(115,171)
Total fair value of net assets acquired		308,187
Excess purchase price over fair value of net assets acquired ("goodwill")		$116,683

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill. During the six months ended June 30, 2024, a net adjustment of $339,000 was recorded to reduce goodwill, primarily due to certain measurement period adjustments to accounts receivable, contract assets, net, accounts payable and accrued expenses.

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

The preliminary estimated fair value of net assets acquired was approximately $308,187,000, including $158,100,000 of identifiable intangible assets, consisting primarily of customer relationships of $124,700,000 and non-compete agreements of $26,200,000. The fair values were determined using the multiple-period excess earnings method and the lost income method, respectively.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	3 Years
Non-compete agreements	3-5 Years

Goodwill of $116,683,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from SADA. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the SADA technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

We recognized net gains within selling and administrative expenses of $20,684,000 and $20,219,000 due to the net decrease in the estimated fair value of the earnout payments for the three and six months ended June 30, 2024, respectively.

Amdaris

Effective August 17, 2023, we acquired 100 percent of the issued and outstanding shares of Amdaris Group Limited (“Amdaris”) for a preliminary cash purchase price, net of cash and cash equivalents acquired, of approximately $82,875,000, excluding the estimated fair value of an earnout, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000. We paid the earnout of $14,348,000 for Amdaris' 2023 performance in March 2024. Amdaris, an award-winning software development and digital services specialist, provides innovative software development, application support, managed services and consultancy services to the customers in the United Kingdom with service delivery centers located in several eastern European countries. Amdaris has been recognized as a Microsoft Gold Certified Partner. We believe this acquisition expands our global Modern Apps and Data & AI areas of solutions expertise as a leading solutions integrator and enhances our technological capabilities and scale to deliver an even broader range of customized services and solutions to clients in EMEA.

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

We recognized net gains within selling and administrative expenses of $4,464,000 and $3,988,000 due to the net decrease in the estimated fair value of the earnout payments for the three and six months ended June 30, 2024, respectively.

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
On a consolidated basis, for the three months ended June 30, 2024:
•Net sales of $2.2 billion decreased 8% compared to the three months ended June 30, 2023. The decrease in net sales reflects decreases in hardware and software net sales, partially offset by an increase in services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales also decreased 8% compared to the second quarter of 2023.
•Gross profit of $453.4 million increased 5% compared to the three months ended June 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, gross profit also increased 5% compared to the second quarter of 2023.
•Compared to the three months ended June 30, 2023, gross margin expanded approximately 260 basis points to 21.0% of net sales in the three months ended June 30, 2024. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations increased 11%, year over year, to $131.1 million in the second quarter of 2024 compared to $118.6 million in the second quarter of 2023. The increase was primarily due to an increase in gross profit in the current quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations also increased 11% year over year.
•Net earnings and diluted earnings per share were $87.4 million and $2.27, respectively, for the second quarter of 2024. This compares to net earnings of $80.5 million and diluted earnings per share of $2.17 for the second quarter of 2023. Diluted earnings per share increased 5% year over year, and excluding the effects of fluctuating foreign currency exchange rates, also increased 5% year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Throughout the “Quarterly Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates, which are non-GAAP measures. We believe providing this information excluding the effects of fluctuating foreign currency exchange rates provides valuable supplemental information regarding our underlying business and results of operations, consistent with how we evaluate our performance. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period. The performance measures excluding the effects of fluctuating foreign currency exchange rates should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
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
Supply Chain Constraints and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of 2020 eased in the second half of 2023. We believe that the remaining supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels. Despite the easing supply constraints, we continue to see a general slowdown in our clients' decision making, which we believe could continue in the short term.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	79.0	81.6	80.3	82.4
Gross profit	21.0	18.4	19.7	17.6
Selling and administrative expenses	14.7	13.5	14.4	13.4
Severance and restructuring expenses, net and acquisition and integration related expenses	0.2	(0.1)	0.2	—
Earnings from operations	6.1	5.0	5.1	4.2
Non-operating expense, net	0.7	0.4	0.6	0.4
Earnings before income taxes	5.4	4.6	4.5	3.8
Income tax expense	1.4	1.2	1.1	1.0
Net earnings	4.0%	3.4%	3.4%	2.8%
We generally experience some seasonal trends in our sales of IT hardware, software and services. Software and certain cloud net sales are typically seasonally higher in our second and fourth quarters. Business clients, particularly larger enterprise businesses in the United States, tend to spend more, particularly on product, in our fourth quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also often stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall variability in our consolidated results.
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and in the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the amounts and incentive requirements, including those related to cloud transactions, which occur regularly, could

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
impact our results of operations to the extent we are unable to shift our focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Sales. Net sales of $2.2 billion for the three months ended June 30, 2024 decreased 8%, year to year, compared to the three months ended June 30, 2023, reflecting decreases in our North America and EMEA operating segments. Net sales of $4.5 billion for the six months ended June 30, 2024 decreased 3%, year to year, compared to the six months ended June 30, 2023, also reflecting decreases in each of our operating segments.

Our net sales by operating segment were as follows for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
North America	$1,732,357	$1,897,166	(9)%	$3,637,179	$3,731,130	(3)%
EMEA	368,873	391,726	(6)%	781,714	818,730	(5)%
APAC	60,432	60,704	—%	122,254	123,683	(1)%
Consolidated	$2,161,662	$2,349,596	(8)%	$4,541,147	$4,673,543	(3)%
Our net sales by offering category for North America for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$1,037,523	$1,165,127	(11)%	$2,028,589	$2,320,766	(13)%
Software	365,209	417,327	(12)%	960,449	812,124	18%
Services	329,625	314,712	5%	648,141	598,240	8%
	$1,732,357	$1,897,166	(9)%	$3,637,179	$3,731,130	(3)%
Net sales in North America decreased 9%, or $164.8 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, driven by decreases in hardware and software net sales, partially offset by an increase in services net sales. Hardware and software net sales decreased 11% and 12%, year to year, respectively. These decreases were partially offset by an increase in services net sales of 5%. The net changes for the three months ended June 30, 2024 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales primarily to large enterprise and corporate clients due to lower demand. This decline was driven by infrastructure sales.
•The decrease in software net sales was primarily due to the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings, including from SADA, which we acquired on December 1, 2023.
Net sales in North America decreased 3%, or $94.0 million, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven by a decrease in hardware net sales. Hardware net sales decreased by 13%, year to year. This decrease was

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
partially offset by software and services net sales increases of 18% and 8%, respectively, year over year. The net changes for the six months ended June 30, 2024 were the result of the following:
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and corporate clients due to lower demand. This decline was driven by infrastructure sales.
•The increase in software net sales was primarily due to a significant multiyear transaction in the first quarter and higher volume of software licensing, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings, including from SADA, partially offset by a decline in software maintenance.
Our net sales by offering category for EMEA for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$125,074	$132,220	(5)%	$261,388	$295,110	(11)%
Software	167,182	196,060	(15)%	370,434	410,621	(10)%
Services	76,617	63,446	21%	149,892	112,999	33%
	$368,873	$391,726	(6)%	$781,714	$818,730	(5)%
Net sales in EMEA decreased 6%, or $22.9 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA also decreased 6%, year to year. Net sales of software and hardware decreased by 15% and 5%, respectively, year to year, partially offset by an increase in services net sales of 21%, year over year. The net changes for the three months ended June 30, 2024 were the result of the following:
•The decrease in software net sales was primarily due to lower sales to large enterprise clients and continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector and commercial clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services net sales, including from Amdaris, which we acquired on August 17, 2023.
Net sales in EMEA decreased 5%, or $37.0 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 6%, year to year. Net sales of software and hardware decreased by 10% and 11%, respectively, year to year, partially offset by

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
an increase in services net sales of 33%, year over year. The net changes for the six months ended June 30, 2024 were the result of the following:
•The decrease in software net sales was primarily due to lower sales to large enterprise clients and the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector and corporate clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services net sales, including from Amdaris.
Our net sales by offering category for APAC for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$10,044	$12,926	(22)%	$17,391	$23,242	(25)%
Software	21,403	21,949	(2)%	52,139	51,391	1%
Services	28,985	25,829	12%	52,724	49,050	7%
	$60,432	$60,704	—%	$122,254	$123,683	(1)%
Net sales in APAC were relatively flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 1%, year over year. Net sales of hardware and software decreased by 22% and 2%, respectively, year to year. This decrease was partially offset by an increase in services net sales of 12%, year over year. The net changes for the three months ended June 30, 2024 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to corporate and large enterprise clients.
•The decrease in software net sales was due to the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and an increase in fees for cloud solutions.
Net sales in APAC decreased 1%, or $1.4 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 1%, year over year. Net sales of hardware decreased 25%, year to year. This decrease was partially offset by increases in software and services net sales of 1% and 7%, respectively, year over year. The net changes for the six months ended June 30, 2024 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to large enterprise and corporate clients.
•The increase in services net sales was primarily due to higher volume sales of Insight Delivered services and an increase in fees for cloud solutions.
•The increase in software net sales was due to higher volume of sales to large enterprise and public sector clients, partially offset by the continued migration of on-premise software to cloud solutions.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2024 and 2023:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	60%	61%	34%	34%	17%	21%
Software	21%	22%	45%	50%	35%	36%
Services	19%	17%	21%	16%	48%	43%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	56%	62%	34%	36%	14%	19%
Software	26%	22%	47%	50%	43%	41%
Services	18%	16%	19%	14%	43%	40%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 5%, or $20.2 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, with gross margin expanding approximately 260 basis points to 21.0% for the three months ended June 30, 2024 compared to 18.4% for the three months ended June 30, 2023. Gross profit increased 8%, or $69.8 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, with gross margin expanding approximately 210 basis points to 19.7% for the six months ended June 30, 2024 compared to 17.6% for the six months ended June 30, 2023.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Net Sales	2023	% of Net Sales	2024	% of Net Sales	2023	% of Net Sales
North America	$354,107	20.4%	$343,142	18.1%	$703,950	19.4%	$658,286	17.6%
EMEA	79,142	21.5%	72,047	18.4%	154,175	19.7%	132,935	16.2%
APAC	20,116	33.3%	18,001	29.7%	36,168	29.6%	33,284	26.9%
Consolidated	$453,365	21.0%	$433,190	18.4%	$894,293	19.7%	$824,505	17.6%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's gross profit for the three months ended June 30, 2024 increased 3%, or $11.0 million, compared to the three months ended June 30, 2023. As a percentage of net sales, gross margin expanded approximately 230 basis points to 20.4% for the second quarter of 2024. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 202 basis points and an expansion in product margin of 33 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions, including from SADA, and an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services), including from Infocenter, which we acquired on May 1, 2024, partially offset by a decrease in product warranty.
•The expansion in product margin reflects an increase in margin contribution from software and hardware net sales due to selling product at higher margins.
North America's gross profit for the six months ended June 30, 2024 increased 7%, or $45.7 million, compared to the six months ended June 30, 2023. As a percentage of net sales, gross margin expanded approximately 180 basis points to 19.4% for the six months ended June 30, 2024. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in services margin of 180 basis points compared to the same period in the prior year.
•The increase in services margin reflects an increase in fees for cloud solutions and an increase in margin contribution from Insight Core services.

EMEA's gross profit for the three months ended June 30, 2024 increased 10%, or $7.1 million, year over year (also increasing 10% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2023. As a percentage of net sales, gross margin expanded 310 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 123 basis points and an increase from services margin of 183 basis points.
•The increase in services margin is primarily the result of increased fees for cloud solutions and increased margin contribution from Insight Core Services, including from Amdaris.
•The increase in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.

EMEA's gross profit for the six months ended June 30, 2024 increased 16%, or $21.2 million, year over year (increasing 14% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2023. As a percentage of net sales, gross margin expanded approximately 350 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•A net increase in product margin of 67 basis points and an increase from services margin of 282 basis points.
•The increase in services margin is primarily the result of increased fees for cloud solutions and increased margin contribution from Insight Core Services, including from Amdaris.
•The increase in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended June 30, 2024 increased 12%, or $2.1 million, year over year (increasing 13% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2023. As a percentage of net sales, gross margin expanded approximately 360 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•A net increase in services margin of 407 basis points, partially offset by a contraction in product margin of 44 basis points.
•The expansion in services margin was driven by higher margins from Insight Core services and increased fees for cloud solutions.
•The contraction in product margin was driven by lower contribution of margin from hardware due to lower volume of sales of hardware in the current year period.

APAC's gross profit for the six months ended June 30, 2024 increased 9%, or $2.9 million, year over year (increasing 11% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2023. As a percentage of net sales, gross margin expanded approximately 270 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An expansion in services margin of 234 basis points and an expansion in product margin of 34 basis points.
•The expansion in services margin was driven by higher margins from Insight Core services and a higher percentage of cloud solutions recognized on a net basis.
•The expansion in product margin was driven by higher volume of sales of software at higher margins than in the prior year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended June 30, 2024 were relatively flat, decreasing $1.0 million compared to the three months ended June 30, 2023 (also flat when excluding fluctuating foreign currency exchange rates). Selling and administrative expenses increased $26.4 million, or 4% (also increasing 4% when excluding fluctuating foreign currency exchange rates), for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Selling and administrative expenses increased approximately 120 basis points as a percentage of net sales in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The overall net decrease in selling and administrative expenses primarily reflects a net decrease in other expenses due to gains of $25.1 million recognized on the revaluation of the SADA and Amdaris acquisition earnout liabilities and the resulting decreases in the fair values of the potential earnout payments. We also realized net recoveries of $3.4 million associated with costs previously incurred related to a third-party data center service outage. These net decreases were offset by increases in depreciation and amortization expenses, personnel costs, including teammate benefits, and legal and professional expenses of $9.7 million, $3.5 million and $2.9 million, respectively, year over year. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the SADA, Infocenter and Amdaris acquisitions. The increase in personnel costs reflects an increase in overall teammate headcount from our acquisitions and the impact of merit increases. The increase in legal and professional expenses reflects an increase in consulting fees incurred in the current year period. We also incurred transformation costs in the current and prior year periods of $5.6 million and $6.2 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term.
Selling and administrative expenses increased approximately 100 basis points as a percentage of net sales in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The overall net increase in selling and administrative expenses primarily

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
reflects increases in personnel costs, including teammate benefits, depreciation and amortization expenses and legal and professional expenses of $19.5 million, $17.7 million and $5.3 million, respectively, year over year. The increase in personnel costs reflects an increase in overall teammate headcount from our acquisitions and the impact of merit increases. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the SADA, Infocenter and Amdaris acquisitions. The increase in legal and professional expenses reflects an increase in consulting fees incurred in the current year period. We also incurred transformation costs in the current and prior year periods of $7.9 million and $10.3 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. These increases were partially offset by a net decrease in other expenses due to net gains of $24.2 million recognized on the revaluation of the SADA and Amdaris acquisition earnout liabilities and the resulting decreases in the fair values of the potential earnout payments.
Severance and Restructuring Expenses. During the three months ended June 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $4.9 million. Comparatively, during the three months ended June 30, 2023, we recorded severance and restructuring expenses of approximately $3.8 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities. During the three months ended June 30, 2023, we also recorded a gain on sale of property due to restructuring of $7.6 million, with no comparable activity in the current year period.
During the six months ended June 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $7.1 million. Comparatively, during the six months ended June 30, 2023, we recorded a gain on sale of property due to restructuring of $7.6 million. This gain was offset by severance and restructuring expense, net of adjustments, of approximately $7.6 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities.
Acquisition and Integration Related Expenses. During the three months ended June 30, 2024, we recorded acquisition and integration related expenses of approximately $0.2 million. During the three months ended June 30, 2023, we recorded acquisition and integration related expenses of approximately $0.1 million. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.
During the six months ended June 30, 2024, we recorded acquisition and integration related expenses of approximately $1.5 million. During the six months ended June 30, 2023, we recorded acquisition and integration related expenses of approximately $0.2 million. The expenses in the current year period related primarily to the acquisitions of SADA in December 2023 and Infocenter in May 2024.
Earnings from Operations. Earnings from operations increased 11%, or $12.5 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	% of Net Sales	2023	% of Net Sales	2024	% of Net Sales	2023	% of Net Sales
North America	$101,813	5.9%	$95,436	5.0%	$185,836	5.1%	$158,622	4.3%
EMEA	21,007	5.7%	16,267	4.2%	32,197	4.1%	26,548	3.2%
APAC	8,253	13.7%	6,908	11.4%	13,026	10.7%	10,902	8.8%
Consolidated	$131,073	6.1%	$118,611	5.0%	$231,059	5.1%	$196,072	4.2%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's earnings from operations for the three months ended June 30, 2024 increased $6.4 million, or 7%, compared to the three months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 5.9%. The increase in earnings from operations was primarily driven by the increase in gross profit combined with a decrease in selling and administrative expenses, partially offset by a net increase in severance and restructuring expenses, when compared to the three months ended June 30, 2023.
North America's earnings from operations for the six months ended June 30, 2024 increased $27.2 million, or 17%, compared to the six months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 80 basis points to 5.1%. The increase in earnings from operations was primarily driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses and a net increase in severance and restructuring expenses, when compared to the six months ended June 30, 2023.
EMEA's earnings from operations for the three months ended June 30, 2024 increased $4.7 million, or 29% (increasing 30% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 150 basis points to 5.7%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the three months ended June 30, 2023.
EMEA's earnings from operations for the six months ended June 30, 2024 increased $5.6 million, or 21% (increasing 20% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 4.1%. The increase in earnings from operations was driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the six months ended June 30, 2023.
APAC's earnings from operations for the three months ended June 30, 2024 increased $1.3 million, or 19% (increasing 21% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 230 basis points to 13.7%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the three months ended June 30, 2023.
APAC's earnings from operations for the six months ended June 30, 2024 increased $2.1 million, or 19% (increasing 21% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 190 basis points to 10.7%. The increase in earnings from operations was driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the six months ended June 30, 2023.
Non-Operating Expense (Income).
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our ABL facility, the Senior Notes, the Convertible Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended June 30, 2024 increased 51%, or $4.8 million, compared to the three months ended June 30, 2023. This was primarily due to higher loan balances and interest rates under our ABL facility and the issuance of the Senior Notes partially offset by increased interest income and decreased imputed interest under our inventory financing facilities. Interest expense, net for the six months ended

June 30, 2024 increased 35%, or $7.0 million, compared to the six months ended June 30, 2023. The increase in the six months ended June 30, 2024 was due to higher interest rates and loan balance under our ABL facility and the issuance of the Senior Notes, partially offset by higher interest income and decreased imputed interest under our inventory financing facilities.

Imputed interest under our inventory financing facilities was $2.3 million and $4.8 million for the three and six months ended June 30, 2024, compared to $3.6 million and $7.6 million for the three and six months ended June 30, 2023. The decrease in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 25.5% for the three months ended June 30, 2024 was lower than our effective tax rate of 26.3% for the three months ended June 30, 2023. The decrease in the effective tax rate for the three months ended June 30, 2024 was primarily due to tax benefits related to the revaluation of certain acquisition earnout liabilities in the current year.
Our effective tax rate of 24.8% for the six months ended June 30, 2024 was lower than our effective tax rate of 25.7% for the six months ended June 30, 2023. The decrease in the effective tax rate for the six months ended June 30, 2024 was primarily due to tax benefits related to the revaluation of certain acquisition earnout liabilities and higher excess tax benefits on the settlement of employee share-based compensation in the current year period. We expect our effective tax rate to return to more typical levels in the foreseeable future.

The Organization for Economic Cooperation and Development’s (OECD) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Several countries in which Insight operates have enacted legislation adopting the minimum tax effective January 1, 2024. The minimum tax did not have a material impact on our effective tax rate as of June 30, 2024, nor do we expect it to have a material impact on our 2024 annual effective tax rate. We will continue to monitor any future impact as additional countries enact legislation to adopt this tax.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$292,964	$187,960
Net cash (used in) provided by investing activities	(279,048)	2,313
Net cash used in financing activities	(20,623)	(161,059)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(5,728)	3,050
(Decrease) increase in cash, cash equivalents and restricted cash	(12,435)	32,264
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$258,350	$197,982
Cash and Cash Flow
•Our primary uses of cash during the six months ended June 30, 2024 were to fund the acquisition of Infocenter, repay debt, including principal upon conversion of a portion of the Convertible Notes, fund repurchases of our common stock and to pay earnouts and other acquisition related payments.
•Operating activities provided $293.0 million in cash during the six months ended June 30, 2024, compared to cash provided by operating activities of $188.0 million during the six months ended June 30, 2023.
•Capital expenditures were $18.6 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively.
•During the six months ended June 30, 2024, we paid approximately $264.4 million, to acquire Infocenter, net of cash and cash equivalents acquired of $5.1 million.
•During the six months ended June 30, 2024, we repurchased $35.0 million of our common stock compared to $217.1 million of repurchases during the six months ended June 30, 2023.
•We issued $500.0 million in senior unsecured notes, which we used to pay down our ABL facility.
•We had net repayments under our ABL facility during the six months ended June 30, 2024 of $420.4 million, using proceeds from the senior unsecured notes, compared to net borrowings of $45.1 million during the six months ended June 30, 2023.
•We had net repayments under our inventory financing facilities of $13.0 million during the six months ended June 30, 2024 compared to net borrowings of $30.8 million during the six months ended June 30, 2023.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations as well as other strategic investments, over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, principal payment on the Convertible Notes that mature in February 2025 and are freely convertible at the option of the Convertible Note holders, debt repayments and repayment of our inventory financing facilities for the next 12 months. We currently expect to fund known cash commitments

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
beyond the next 12 months through operating cash activities and/or other available financing resources.
Net cash provided by operating activities
•Our cash conversion cycle is inverted, meaning on average we pay our partners on terms shorter than we receive payments from our clients. This means we generate more cash in our operations in periods of sequential decline in sales and particularly in hardware net sales.
•Cash flow provided by operating activities in the first half of 2024 was $293.0 million compared to cash provided by operating activities of $188.0 million in the first half of 2023.
•The increase in cash flow from operating activities was primarily driven by increases in accounts payable, partially offset by increases in accounts receivable.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended June 30,
	2024	2023
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	174	141
Days inventory outstanding (“DIOs”) (b)	8	12
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(170)	(121)
Cash conversion cycle (days) (d)	12	32
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 12 days in the second quarter of 2024, down 20 days from the second quarter of 2023.
•The net changes were a result of a 49 day increase in DPOs and a 4 day decrease in DIOs, partially offset by a 33 day increase in DSOs.
•The net decrease in our cash conversion cycle year over year was primarily the result of:
•the impact to DPOs of the SADA acquisition, a significant agency transaction that based on its terms had not cleared by quarter end and changes in vendor mix;
•the benefit to DIOs of the reduction in hardware sales and changes in our operating strategy; and
•the impact to DSOs of the SADA and Amdaris acquisitions combined with a significant agency transaction that based on its terms had not cleared by quarter end.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $2.5 billion and $2.2 billion in the second quarter of 2024 and 2023, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in an increase to our cash conversion cycle from 12 days to 15 days in the second quarter of 2024 and results in a decrease from 32 days down to 22 days in the second quarter of 2023, which we believe provides a more accurate reflection of our cash flow operating metrics.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2024 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to repurchase shares of our common stock and for strategic acquisitions.
Net cash (used in) provided by investing activities

•We paid $264.4 million to acquire Infocenter on May 1, 2024, net of cash and cash equivalents acquired of $5.1 million.
•Capital expenditures were $18.6 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively.
•We expect capital expenditures for the full year 2024 to be in a range of $35.0 to $40.0 million.
Net cash used in financing activities
•In May 2024, we issued $500.0 million in 6.625% Senior Notes due 2032 (the "Senior Notes"), which we used to pay down a portion of our borrowings under our ABL facility.
•During the six months ended June 30, 2024, we had net repayments under our ABL facility of $420.4 million using proceeds from the Senior Notes.
•During the six months ended June 30, 2023, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $45.1 million.
•We had net repayments under our inventory financing facilities of $13.0 million during the six months ended June 30, 2024 compared to net borrowings of $30.8 million during the six months ended June 30, 2023.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes in the six months ended June 30, 2024, with no comparable activity in the prior year period.
•During the six months ended June 30, 2024, we made earnout and acquisition related payments of $18.3 million associated with our Amdaris and Hanu acquisitions, with no comparable activity in the prior year period.
•During the six months ended June 30, 2024, we repurchased $35.0 million of our common stock.
•During the six months ended June 30, 2023, we repurchased $217.1 million of our common stock.

Financing Facilities
Our debt balance as of June 30, 2024 was $995.1 million. As of June 30, 2024, the current portion of our long-term debt primarily relates to the Convertible Notes.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Convertible Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2024, no such events have occurred.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2024, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At June 30, 2024, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of June 30, 2024, eligible accounts receivable and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $171.3 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $218.6 million was outstanding at June 30, 2024.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of June 30, 2024, we had approximately $222.8 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
Other than as described in Note 5 and Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Although our Convertible Notes and Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of June 30, 2024, the fair market value of our Convertible Notes and Senior Notes was $955.5 million and $508.0 million, respectively. For additional information about our Convertible Notes and Senior Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2024.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—	$—	—	$165,020,476
May 1, 2024 through May 31, 2024	—	—	—	165,020,476
June 1, 2024 through June 30, 2024	—	—	—	165,020,476
Total	—		—
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from prior authorizations. As of June 30, 2024, approximately $165.0 million remained available for repurchases under this share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
4.1	Indenture, dated as of May 20, 2024, by and among Insight Enterprises, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	000-25092	4.1	May 20, 2024
4.2	Form of 6.625% Senior Notes Due 2032	8-K	000-25092	4.2	May 20, 2024
10.1	Fourth Amendment to Credit Agreement, dated as of May 14, 2024, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	May 15, 2024
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
* Furnished herewith

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2024	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)