Form 10-Q
period 2024-09-30
INSIGHT ENTERPRISES INC
filed 2024-10-31
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
The number of shares outstanding of the issuer’s common stock as of October 25, 2024 was 31,761,884.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2024

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including our belief that remaining supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels; our belief that the general slowdown in our clients' decision making will continue in the short term; our expectations regarding certain trends for our business; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that higher interest rates may continue for the remainder of 2024, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that we have sufficient funds available from capacity under our senior secured revolving credit facility (the “ABL facility”), as well as cash we expect to generate from operations, to fund any conversions of our convertible senior notes (the "Convertible Notes") that may occur; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in the remainder of 2024 in excess of working capital needs to pay down our ABL facility and inventory financing facilities and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and in "Risk Factors" in Part II, Item 1A of this report:

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

INSIGHT ENTERPRISES, INC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$317,449	$268,730
Accounts receivable, net of allowance for doubtful accounts of $24,654 and $12,623, respectively	3,897,481	3,568,290
Inventories	151,013	184,605
Contract assets, net	85,767	120,518
Other current assets	208,798	189,158
Total current assets	4,660,508	4,331,301
Long-term contract assets, net	105,273	132,780
Property and equipment, net of accumulated depreciation and amortization of $222,495 and $219,591, respectively	214,878	210,061
Goodwill	888,808	684,345
Intangible assets, net of accumulated amortization of $226,900 and $175,463, respectively	448,680	369,687
Long-term accounts receivable	828,465	412,666
Other assets	139,831	145,510
	$7,286,443	$6,286,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$2,683,323	$2,255,183
Accounts payable—inventory financing facilities	235,192	231,850
Accrued expenses and other current liabilities	493,175	538,346
Current portion of long-term debt	332,439	348,004
Total current liabilities	3,744,129	3,373,383
Long-term debt	754,377	592,517
Deferred income taxes	72,849	27,588
Long-term accounts payable	788,078	353,794
Other liabilities	160,710	203,335
	5,520,143	4,550,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,761 shares at September 30, 2024 and 32,590 shares at December 31, 2023 issued and outstanding	318	326
Additional paid-in capital	334,337	328,607
Retained earnings	1,471,546	1,448,412
Accumulated other comprehensive loss – foreign currency translation adjustments	(39,901)	(41,612)
Total stockholders’ equity	1,766,300	1,735,733
	$7,286,443	$6,286,350
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Products	$1,673,779	$1,890,154	$5,364,169	$5,803,408
Services	414,107	376,132	1,264,864	1,136,421
Total net sales	2,087,886	2,266,286	6,629,033	6,939,829
Costs of goods sold:
Products	1,486,271	1,697,543	4,794,125	5,219,720
Services	169,530	159,873	508,530	486,734
Total costs of goods sold	1,655,801	1,857,416	5,302,655	5,706,454
Gross profit:
Products	187,508	192,611	570,044	583,688
Services	244,577	216,259	756,334	649,687
Gross profit	432,085	408,870	1,326,378	1,233,375
Operating expenses:
Selling and administrative expenses	329,996	309,793	984,664	938,037
Severance and restructuring expenses, net	8,543	2,923	15,638	2,955
Acquisition and integration related expenses	695	4,292	2,166	4,449
Earnings from operations	92,851	91,862	323,910	287,934
Non-operating expense (income):
Interest expense, net	16,629	12,013	43,376	31,766
Other expense (income), net	1,104	(203)	(128)	489
Earnings before income taxes	75,118	80,052	280,662	255,679
Income tax expense	16,910	19,805	67,983	64,978
Net earnings	$58,208	$60,247	$212,679	$190,701
Net earnings per share:
Basic	$1.81	$1.85	$6.55	$5.76
Diluted	$1.52	$1.62	$5.53	$5.13
Shares used in per share calculations:
Basic	32,216	32,574	32,459	33,127
Diluted	38,331	37,203	38,445	37,149

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$58,208	$60,247	$212,679	$190,701
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	17,227	(12,326)	1,711	(531)
Total comprehensive income	$75,435	$47,921	$214,390	$190,170
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	6	—	—	—	(488)	—	—	(488)
Stock-based compensation expense	—	—	—	—	9,316	—	—	9,316
Employee stock purchase plan issuances	6	—	—	—	1,149	—	—	1,149
Repurchase of treasury stock	—	—	(835)	(165,020)	—	—	—	(165,020)
Retirement of treasury stock	(835)	(8)	835	165,020	(8,576)	—	(156,436)	—
Excise tax on stock repurchases	—	—	—	—	(1,637)	—	—	(1,637)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	17,227	—	17,227
Net earnings	—	—	—	—	—	—	58,208	58,208
Balances at September 30, 2024	31,761	$318	—	$—	$334,337	$(39,901)	$1,471,546	$1,766,300
Balances at June 30, 2023	32,568	$326	—	$—	$318,078	$(47,007)	$1,297,558	$1,568,955
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	9	—	—	—	(388)	—	—	(388)
Stock-based compensation expense	—	—	—	—	9,548	—	—	9,548
Excise tax on stock repurchases	—	—	—	—	13	—	—	13
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(12,326)	(1)	(12,327)
Net earnings	—	—	—	—	—	—	60,247	60,247
Balances at September 30, 2023	32,577	$326	—	$—	$327,251	$(59,333)	$1,357,804	$1,626,048
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	177	2	—	—	(11,501)	—	—	(11,499)
Stock-based compensation expense	—	—	—	—	26,216	—	—	26,216
Employee stock purchase plan issuances	17	—	—	—	3,149	—	—	3,149
Shares issued upon conversion of Convertible Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(1,023)	(200,020)	—	—	—	(200,020)
Retirement of treasury stock	(1,023)	(10)	1,023	200,020	(10,465)	—	(189,545)	—
Excise tax on stock repurchases	—	—	—	—	(1,669)	—	—	(1,669)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,711	—	1,711
Net earnings	—	—	—	—	—	—	212,679	212,679
Balances at September 30, 2024	31,761	$318	—	$—	$334,337	$(39,901)	$1,471,546	$1,766,300
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	202	2	—	—	(9,394)	—	—	(9,392)
Stock-based compensation expense	—	—	—	—	26,211	—	—	26,211
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,555)	—
Excise tax on stock repurchases	—	—	—	—	(1,901)	—	—	(1,901)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(531)	—	(531)
Net earnings	—	—	—	—	—		190,701	190,701
Balances at September 30, 2023	32,577	$326	—	$—	$327,251	$(59,333)	$1,357,804	$1,626,048
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$212,679	$190,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,357	44,698
Provision for losses on accounts receivable	7,440	3,754
Provision for losses on contract assets	2,474	—
Non-cash stock-based compensation	26,216	26,211
Deferred income taxes	16,342	(9,062)
Amortization of debt issuance costs	4,090	3,649
Gain on revaluation of earnout liabilities	(30,648)	—
Other adjustments	(3,155)	(1,356)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(291,692)	201,628
Decrease in inventories	28,407	75,124
Decrease (increase) in contract assets	49,798	(1,810)
Increase in long-term accounts receivable	(434,966)	(73,451)
Decrease in other assets	13,626	5,392
Increase (decrease) in accounts payable	374,166	(57,882)
Increase in long-term accounts payable	428,081	52,479
Decrease in accrued expenses and other liabilities	(57,484)	(46,333)
Net cash provided by operating activities:	417,731	413,742
Cash flows from investing activities:
Proceeds from sale of assets	13,751	15,515
Purchases of property and equipment	(32,371)	(29,070)
Acquisitions, net of cash and cash equivalents acquired	(270,248)	(82,875)
Net cash used in investing activities:	(288,868)	(96,430)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,631,660	3,416,737
Repayments on ABL revolving credit facility	(3,964,940)	(3,382,444)
Net borrowings (repayments) under inventory financing facilities	3,102	(32,451)
Proceeds from issuance of senior unsecured notes	500,000	—
Payment of debt issuance costs	(8,647)	—
Repurchases of common stock	(200,020)	(217,108)
Repayment of principal on the Convertible Notes	(16,895)	—
Earnout and acquisition related payments	(18,297)	(10,748)
Other payments	(8,486)	(9,614)
Net cash used in financing activities:	(82,523)	(235,628)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	2,660	(1,074)
Increase in cash, cash equivalents and restricted cash	49,000	80,610
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$319,785	$246,328
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2024 and our results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Current receivables, which are included in “Accounts receivable, net”	$3,897,481	$3,568,290
Contract assets, net	85,767	120,518
Long-term accounts receivable	828,465	412,666
Long-term contract assets, net	105,273	132,780
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	114,420	107,217
Significant changes in the gross contract assets balances during the nine months ended September 30, 2024 are as follows (in thousands):

Contract Assets
Balances at December 31, 2023	$272,287
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(80,520)
Contract assets recognized, net of reclassification to receivables	21,465
Measurement period adjustments to acquired contract assets	(4,838)
Balances at September 30, 2024	$208,394
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
including amounts ultimately passed on to the third-party service providers. As of September 30, 2024, contract assets, net of allowances, were $191,040,000.
Gross contract assets by our internal risk ratings as of September 30, 2024 are summarized as follows (in thousands):

Contract Assets
Low risk	$38,314
Moderate risk	46,854
High risk	123,226
Total contract assets	$208,394
Changes in the contract liabilities balances during the nine months ended September 30, 2024 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2023	$107,217
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(68,993)
Cash received in advance and not recognized as revenue	76,196
Balances at September 30, 2024	$114,420
During the nine months ended September 30, 2023, the Company recognized revenue of $56,429,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2024 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2024	$45,266
2025	78,594
2026	31,948
2027 and thereafter	43,328
Total remaining performance obligations	$199,136
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of seven months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2024 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 27 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net earnings	$58,208	$60,247	$212,679	$190,701
Denominator:
Weighted average shares used to compute basic EPS	32,216	32,574	32,459	33,127
Dilutive potential common shares due to dilutive RSUs, net of tax effect	300	278	308	275
Dilutive potential common shares due to the Convertible Notes	3,258	2,774	3,269	2,533
Dilutive potential common shares due to the Warrants	2,557	1,577	2,409	1,214
Weighted average shares used to compute diluted EPS	38,331	37,203	38,445	37,149
Net earnings per share:
Basic	$1.81	$1.85	$6.55	$5.76
Diluted	$1.52	$1.62	$5.53	$5.13
For the three and nine months ended September 30, 2024, 500 and 10,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2023, 65,000 and 72,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
ABL revolving credit facility	$262,408	$591,500
Senior unsecured notes due 2032	491,959	—
Convertible senior notes due 2025	332,434	347,988
Finance leases and other financing obligations	15	1,033
Total	1,086,816	940,521
Less: current portion of long-term debt	(332,439)	(348,004)
Long-term debt	$754,377	$592,517
On May 14, 2024, we entered into a Fourth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, releases certain immaterial guarantors from their obligations under the credit agreement. Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of September 30, 2024, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $262,408,000 was outstanding.
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2024, no such events have occurred.
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
The Convertible Notes mature on February 15, 2025, and we are required to settle the principal amount of the Convertible Notes in cash. As such, the Convertible Notes balance net of unamortized debt issuance costs is classified as a current liability.
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
If we undergo a fundamental change, the holders may require us to repurchase for cash all or any portion of their notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2024, none of the criteria for a fundamental change or a conversion rate adjustment had been met.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2024, the maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, was 6,460,532.
In September 2023, an individual Convertible Note holder exercised their option to convert their Convertible Notes in the aggregate principal amount of $16,895,000, which was settled in January 2024. As a result, the principal amount of the Convertible Notes was settled in cash with additional amounts due being settled in shares of our common stock.
The Convertible Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2024, no such events have occurred.
The Convertible Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Liability:
Principal	$333,105	$350,000
Less: debt issuance costs, net of accumulated amortization	(671)	(2,012)
Net carrying amount	$332,434	$347,988

In January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Convertible Notes in cash.

The remaining life of the debt issuance cost accretion is approximately 0.37 years. The effective interest rate on the principal of the Convertible Notes is 0.75%.
Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 is made up of contractual coupon interest and amortization of debt issuance costs.
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
As of September 30, 2024, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $235,192,000 was outstanding.
6.    Income Taxes
Our effective tax rates for the three and nine months ended September 30, 2024 were 22.5% and 24.2%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by excess tax benefits on the settlement of employee share-based compensation, tax benefits related to research and development activities, and tax benefits related to the revaluation of certain acquisition earnout liabilities.
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

As of September 30, 2024 and December 31, 2023, we had approximately $12,135,000 and $13,947,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,570,000 and $1,767,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be any changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    Share Repurchase Program
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from prior authorizations. During the three months ended September 30, 2024, this repurchase authorization was substantially exhausted. On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, in addition to any amount that remained from prior authorizations. As of September 30, 2024, approximately $300,000,476 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended September 30, 2024, we repurchased 835,188 shares of our common stock on the open market at a total cost of $165,020,000 (an average price of $197.58 per share). During the three months ended September 30, 2023, we did not repurchase any shares of our common stock.
During the nine months ended September 30, 2024, we repurchased 1,022,545 shares of our common stock on the open market at a total cost of $200,020,000 (an average price of $195.61 per share). During the nine months ended September 30, 2023, we repurchased 1,633,620 shares of our common stock on the open market at a total cost of $217,108,000 (an average price of $132.90 per share). All shares repurchased during the three and nine months ended September 30, 2024 and 2023 were retired.
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2024, we had approximately $29,525,971 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2024. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At September 30, 2024 we had a remaining purchase commitment of $81,446,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. At September 30, 2024 we had a remaining purchase commitment of $26,123,000.

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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2024. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,002,000	$125,013	$10,505	$1,137,518
Software	389,176	124,629	22,456	536,261
Services	325,407	62,964	25,736	414,107
	$1,716,583	$312,606	$58,697	$2,087,886
Major Client Groups
Large Enterprise / Corporate	$1,138,827	$252,445	$25,102	$1,416,374
Commercial	360,833	8,332	17,529	386,694
Public Sector	216,923	51,829	16,066	284,818
	$1,716,583	$312,606	$58,697	$2,087,886
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,575,767	$287,389	$49,125	$1,912,281
Net revenue recognition (Agent)	140,816	25,217	9,572	175,605
	$1,716,583	$312,606	$58,697	$2,087,886

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,153,722	$136,567	$10,866	$1,301,155
Software	409,139	163,918	15,942	588,999
Services	298,011	53,911	24,210	376,132
	$1,860,872	$354,396	$51,018	$2,266,286
Major Client Groups
Large Enterprise / Corporate	$1,311,849	$270,355	$21,388	$1,603,592
Commercial	342,585	4,340	18,867	365,792
Public Sector	206,438	79,701	10,763	296,902
	$1,860,872	$354,396	$51,018	$2,266,286
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,738,705	$330,505	$42,908	$2,112,118
Net revenue recognition (Agent)	122,167	23,891	8,110	154,168
	$1,860,872	$354,396	$51,018	$2,266,286

	Nine Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,030,589	$386,401	$27,896	$3,444,886
Software	1,349,625	495,063	74,595	1,919,283
Services	973,548	212,856	78,460	1,264,864
	$5,353,762	$1,094,320	$180,951	$6,629,033
Major Client Groups
Large Enterprise / Corporate	$3,695,537	$832,515	$71,137	$4,599,189
Commercial	1,078,062	25,033	49,939	1,153,034
Public Sector	580,163	236,772	59,875	876,810
	$5,353,762	$1,094,320	$180,951	$6,629,033
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,924,449	$997,597	$149,950	$6,071,996
Net revenue recognition (Agent)	429,313	96,723	31,001	557,037
	$5,353,762	$1,094,320	$180,951	$6,629,033

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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2024 or 2023.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,391,176	$249,642	$32,961	$1,673,779
Services	325,407	62,964	25,736	414,107
Total net sales	1,716,583	312,606	58,697	2,087,886
Costs of goods sold:
Products	1,237,012	219,573	29,686	1,486,271
Services	131,514	26,652	11,364	169,530
Total costs of goods sold	1,368,526	246,225	41,050	1,655,801
Gross profit	348,057	66,381	17,647	432,085
Operating expenses:
Selling and administrative expenses	259,954	57,808	12,234	329,996
Severance and restructuring expenses	7,242	1,240	61	8,543
Acquisition and integration related expenses	25	668	2	695
Earnings from operations	$80,836	$6,665	$5,350	$92,851

	Three Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$1,562,861	$300,485	$26,808	$1,890,154
Services	298,011	53,911	24,210	376,132
Total net sales	1,860,872	354,396	51,018	2,266,286
Costs of goods sold:
Products	1,401,472	272,083	23,988	1,697,543
Services	125,543	22,604	11,726	159,873
Total costs of goods sold	1,527,015	294,687	35,714	1,857,416
Gross profit	333,857	59,709	15,304	408,870
Operating expenses:
Selling and administrative expenses	244,154	54,435	11,204	309,793
Severance and restructuring expenses, net	2,650	271	2	2,923
Acquisition and integration related expenses	970	3,322	—	4,292
Earnings from operations	$86,083	$1,681	$4,098	$91,862

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,380,214	$881,464	$102,491	$5,364,169
Services	973,548	212,856	78,460	1,264,864
Total net sales	5,353,762	1,094,320	180,951	6,629,033
Costs of goods sold:
Products	3,909,271	791,907	92,947	4,794,125
Services	392,484	81,857	34,189	508,530
Total costs of goods sold	4,301,755	873,764	127,136	5,302,655
Gross profit	1,052,007	220,556	53,815	1,326,378
Operating expenses:
Selling and administrative expenses	771,066	178,377	35,221	984,664
Severance and restructuring expenses	12,783	2,639	216	15,638
Acquisition and integration related expenses	1,486	678	2	2,166
Earnings from operations	$266,672	$38,862	$18,376	$323,910

	Nine Months Ended September 30, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Products	$4,695,751	$1,006,216	$101,441	$5,803,408
Services	896,251	166,910	73,260	1,136,421
Total net sales	5,592,002	1,173,126	174,701	6,939,829
Costs of goods sold:
Products	4,206,071	920,956	92,693	5,219,720
Services	393,788	59,526	33,420	486,734
Total costs of goods sold	4,599,859	980,482	126,113	5,706,454
Gross profit	992,143	192,644	48,588	1,233,375
Operating expenses:
Selling and administrative expenses	745,259	159,253	33,525	938,037
Severance and restructuring expenses, net	1,052	1,840	63	2,955
Acquisition and integration related expenses	1,127	3,322	—	4,449
Earnings from operations	$244,705	$28,229	$15,000	$287,934

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2024	December 31, 2023
North America	$6,500,158	$6,521,591
EMEA	1,358,765	1,058,734
APAC	186,013	171,820
Corporate assets and intercompany eliminations, net	(758,493)	(1,465,795)
Total assets	$7,286,443	$6,286,350
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization of property and equipment:
North America	$6,160	$6,064	$18,403	$17,207
EMEA	917	726	2,574	1,925
APAC	127	112	396	323
	7,204	6,902	21,373	19,455
Amortization of intangible assets:
North America	16,823	7,718	45,557	23,269
EMEA	1,805	822	5,135	1,642
APAC	74	108	292	332
	18,702	8,648	50,984	25,243
Total	$25,906	$15,550	$72,357	$44,698
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The preliminary fair value of net assets acquired was approximately $97,362,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and various accrued expense balance assessments could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $191,838,000, which was recorded in our North America operating segment.

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

We recognized net gains within selling and administrative expenses of $4,000,000 due to the net decrease in the estimated fair value of the earnout payments for both the three and nine months ended September 30, 2024.
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

The total purchase price of $426,050,000, which is net of cash and cash equivalents acquired of $24,701,000, is comprised of the initial purchase price of $423,290,000 paid in cash upon the SADA acquisition, contractual adjustments to the purchase price of $1,173,000 paid in March 2024 and a seller retention fund of $5,000,000 payable post-closing. The purchase price also includes the estimated fair value of earnout payments of approximately $21,288,000, which provides an incentive opportunity for the sellers of up to $390,000,000, based on the SADA business achieving EBITDA and revenue growth performance through 2026. A portion of the purchase price was used to settle SADA’s stock-based compensation liabilities of $68,335,000 and pay SADA’s transaction costs of approximately $16,852,000 at acquisition and after contractual adjustments in accordance with the purchase agreement.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the preliminary purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price, net of cash and cash equivalents acquired		$426,050
Fair value of net assets acquired:
Current assets	$348,043
Identifiable intangible assets - see description below	158,100
Property and equipment	2,266
Other assets	244,342
Current liabilities	(332,010)
Long-term liabilities, including long-term accounts payable	(115,171)
Total fair value of net assets acquired		305,570
Excess purchase price over fair value of net assets acquired ("goodwill")		$120,480

Under the acquisition method of accounting, the total purchase price as shown in the table above was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over fair value of net assets acquired was recorded as goodwill. During the nine months ended September 30, 2024, a net adjustment of $3,458,000 was recorded to reduce goodwill, primarily due to certain measurement period adjustments to accounts receivable, contract assets, net, accounts payable and accrued expenses.

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

The preliminary estimated fair value of net assets acquired was approximately $305,570,000, including $158,100,000 of identifiable intangible assets, consisting primarily of customer relationships of $124,700,000 and non-compete agreements of $26,200,000. The fair values were determined using the multiple-period excess earnings method and the lost income method, respectively.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	3 Years
Non-compete agreements	3-5 Years

Goodwill of $120,480,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from SADA. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the SADA technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction.

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

We recognized net gains within selling and administrative expenses of $20,684,000 due to the net decrease in the estimated fair value of the earnout payments for the nine months ended September 30, 2024.

Amdaris

Effective August 17, 2023, we acquired 100 percent of the issued and outstanding shares of Amdaris Group Limited (“Amdaris”) for a cash purchase price, net of cash and cash equivalents acquired, of approximately $82,875,000, excluding the estimated fair value of an earnout, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000. We paid the earnout of $14,348,000 for Amdaris' 2023 performance in March 2024. Amdaris, an award-winning software development and digital services specialist, provides innovative software development, application support, managed services and consultancy services to the customers in the United Kingdom with service delivery centers located in several eastern European countries. Amdaris has been recognized as a Microsoft Gold Certified Partner. We believe this acquisition expands our global Modern Apps and Data & AI areas of solutions expertise as a leading solutions integrator and enhances our technological capabilities and scale to deliver an even broader range of customized services and solutions to clients in EMEA.

The fair value of net assets acquired was approximately $34,060,000, including $41,291,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight line method over the estimated economic life of ten years. The purchase price was allocated using the information available. During the first quarter of 2024, we finalized the fair value assumptions for identifiable intangible assets with no changes being made to amounts previously recorded. Goodwill acquired approximated $71,698,000, which was recorded in our EMEA operating segment.

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

We recognized net gains within selling and administrative expenses of $2,442,000 and $6,430,000 due to the net decrease in the estimated fair value of the earnout payments for the three and nine months ended September 30, 2024, respectively.

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
On a consolidated basis, for the three months ended September 30, 2024:
•Net sales of $2.1 billion decreased 8% compared to the three months ended September 30, 2023. The decrease in net sales reflects decreases in hardware and software net sales, partially offset by an increase in services net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales also decreased 8% compared to the third quarter of 2023.
•Gross profit of $432.1 million increased 6% compared to the three months ended September 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 5% compared to the third quarter of 2023.
•Compared to the three months ended September 30, 2023, gross margin expanded approximately 270 basis points to 20.7% of net sales in the three months ended September 30, 2024. This expansion primarily reflects an increase in higher margin services net sales compared to the same period in the prior year.
•Earnings from operations increased 1%, year over year, to $92.9 million in the third quarter of 2024 compared to $91.9 million in the third quarter of 2023. The increase was primarily due to an increase in gross profit in the current quarter, partially offset by an increase in selling and administrative expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations also increased 1% year over year.
•Net earnings and diluted earnings per share were $58.2 million and $1.52, respectively, for the third quarter of 2024. This compares to net earnings of $60.2 million and diluted earnings per share of $1.62 for the third quarter of 2023. Diluted earnings per share decreased 6% year to year, and excluding the effects of fluctuating foreign currency exchange rates, also decreased 6% year to year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Throughout the “Quarterly Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates, which are financial measures that are adjusted from our financial results prepared in accordance with the United States generally accepted accounting principles (“GAAP”). We believe providing this information excluding the effects of fluctuating foreign currency exchange rates provides valuable supplemental information to investors regarding our underlying business and results of operations, consistent with how we, including our management, evaluate our performance. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period. The performance measures excluding the effects of fluctuating foreign currency exchange rates should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
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
Supply Chain Constraints, Demand and Inflation Update

Supply constraints that have had an industry-wide impact since the beginning of 2020 eased in the second half of 2023. We believe that any remaining supply constraints and extended lead times for certain infrastructure, including networking products, have now normalized back to near historic levels. Despite the easing supply constraints, we continue to see a general slowdown in our clients' decision making, which we believe will continue in the short term.

Inflation contributed to higher interest rates on all of our variable rate facilities. While these interest rates are expected to decrease, we anticipate higher than historical rates for the remainder of 2024. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects for the remainder of 2024 and beyond.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	79.3	82.0	80.0	82.2
Gross profit	20.7	18.0	20.0	17.8
Selling and administrative expenses	15.9	13.7	14.9	13.5
Severance and restructuring expenses, net and acquisition and integration related expenses	0.4	0.2	0.2	0.2
Earnings from operations	4.4	4.1	4.9	4.1
Non-operating expense, net	0.8	0.6	0.7	0.4
Earnings before income taxes	3.6	3.5	4.2	3.7
Income tax expense	0.8	0.8	1.0	1.0
Net earnings	2.8%	2.7%	3.2%	2.7%
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
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and in the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the amounts and incentive requirements, including those related to cloud transactions, which occur regularly, have and could continue to impact our results of operations to the extent we are unable to shift our

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
focus and respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Sales. Net sales of $2.1 billion for the three months ended September 30, 2024 decreased 8%, year to year, compared to the three months ended September 30, 2023, reflecting decreases in our North America and EMEA operating segments. Net sales of $6.6 billion for the nine months ended September 30, 2024 decreased 4%, year to year, compared to the nine months ended September 30, 2023, also reflecting decreases in our North America and EMEA operating segments.

Our net sales by operating segment were as follows for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
North America	$1,716,583	$1,860,872	(8)%	$5,353,762	$5,592,002	(4)%
EMEA	312,606	354,396	(12)%	1,094,320	1,173,126	(7)%
APAC	58,697	51,018	15%	180,951	174,701	4%
Consolidated	$2,087,886	$2,266,286	(8)%	$6,629,033	$6,939,829	(4)%
Our net sales by offering category for North America for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$1,002,000	$1,153,722	(13)%	$3,030,589	$3,474,488	(13)%
Software	389,176	409,139	(5)%	1,349,625	1,221,263	11%
Services	325,407	298,011	9%	973,548	896,251	9%
	$1,716,583	$1,860,872	(8)%	$5,353,762	$5,592,002	(4)%
Net sales in North America decreased 8%, or $144.3 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven by decreases in hardware and software net sales, partially offset by an increase in services net sales. Hardware and software net sales decreased 13% and 5%, year to year, respectively. These decreases were partially offset by an increase in services net sales of 9%. The net changes for the three months ended September 30, 2024 were the result of the following:
•The decrease in hardware net sales was due to lower volume of sales primarily to large enterprise and corporate clients due to lower demand. This decline was driven by infrastructure and device sales.
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role) as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings including from SADA and an increase in Insight Delivered services from SADA and Infocenter, partially offset by declines in Insight Delivered services

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
from our organic business. Our North America organic business excludes SADA, which we acquired on December 1, 2023 and excludes Infocenter, which we acquired on May 1, 2024.
Net sales in North America decreased 4%, or $238.2 million, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven by a decrease in hardware net sales. Hardware net sales decreased by 13%, year to year. This decrease was partially offset by software and services net sales increases of 11% and 9%, respectively, year over year. The net changes for the nine months ended September 30, 2024 were the result of the following:
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and corporate clients due to lower demand. This decline was driven by infrastructure sales.
•The increase in software net sales was primarily due to a significant multiyear transaction in the first quarter, partially offset by changes in certain vendor relationships (shifting from a principal to agent role) as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings, including from SADA, and an increase in Insight Delivered services from SADA and Infocenter, partially offset by declines in Insight Delivered services from our organic business and in software maintenance.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$125,013	$136,567	(8)%	$386,401	$431,677	(10)%
Software	124,629	163,918	(24)%	495,063	574,539	(14)%
Services	62,964	53,911	17%	212,856	166,910	28%
	$312,606	$354,396	(12)%	$1,094,320	$1,173,126	(7)%
Net sales in EMEA decreased 12%, or $41.8 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 13%, year to year. Net sales of software and hardware decreased by 24% and 8%, respectively, year to year, partially offset by an increase in services net sales of 17%, year over year. The net changes for the three months ended September 30, 2024 were the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and public sector clients reflecting changes in certain vendor relationships as well as continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector and commercial clients.
•The increase in services net sales was primarily due to an increase in Insight Delivered services net sales, including from Amdaris, which we acquired on August 17, 2023.
Net sales in EMEA decreased 7%, or $78.8 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Excluding the effects of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
fluctuating foreign currency exchange rates, net sales in EMEA decreased 8%, year to year. Net sales of software and hardware decreased by 14% and 10%, respectively, year to year, partially offset by an increase in services net sales of 28%, year over year. The net changes for the nine months ended September 30, 2024 were the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and public sector clients reflecting changes in certain vendor relationships as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise, corporate and public sector clients.
•The increase in services net sales was primarily due to an increase in Insight Delivered services net sales, including from Amdaris.
Our net sales by offering category for APAC for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2024	2023		2024	2023
Hardware	$10,505	$10,866	(3)%	$27,896	$34,108	(18)%
Software	22,456	15,942	41%	74,595	67,333	11%
Services	25,736	24,210	6%	78,460	73,260	7%
	$58,697	$51,018	15%	$180,951	$174,701	4%
Net sales in APAC increased 15%, or $7.7 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 13%, year over year. Net sales of software and services increased by 41% and 6%, respectively, year over year. These increases were partially offset by a decrease in hardware net sales of 3%, year to year. The net changes for the three months ended September 30, 2024 were the result of the following:
•The increase in software net sales was due to higher volume of sales to large enterprise and public sector clients, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions.
•The decrease in hardware net sales was primarily the result of lower volume of sales to corporate and large enterprise clients.
Net sales in APAC increased 4%, or $6.3 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 5%, year over year. Net sales of software and services increased by 11% and 7%, respectively, year over year. These increases were partially offset by a decrease in hardware net sales of 18%, year to year. The net changes for the nine months ended September 30, 2024 were the result of the following:
•The increase in software net sales was due to higher volumes of sales to large enterprise and public sector clients, partially offset by the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The increase in services net sales was primarily due to an increase in fees for cloud solutions and an increase in Insight Delivered services.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The decrease in hardware net sales was primarily the result of lower volume of sales to corporate and large enterprise clients.
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2024 and 2023:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	58%	62%	40%	39%	18%	21%
Software	23%	22%	40%	46%	38%	31%
Services	19%	16%	20%	15%	44%	48%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	57%	62%	35%	37%	16%	19%
Software	25%	22%	45%	49%	41%	39%
Services	18%	16%	20%	14%	43%	42%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 6%, or $23.2 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, with gross margin expanding approximately 270 basis points to 20.7% for the three months ended September 30, 2024 compared to 18.0% for the three months ended September 30, 2023. Gross profit increased 8%, or $93.0 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, with gross margin expanding approximately 220 basis points to 20.0% for the nine months ended September 30, 2024 compared to 17.8% for the nine months ended September 30, 2023.

Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales	2024	% of Net Sales	2023	% of Net Sales
North America	$348,057	20.3%	$333,857	17.9%	$1,052,007	19.6%	$992,143	17.7%
EMEA	66,381	21.2%	59,709	16.8%	220,556	20.2%	192,644	16.4%
APAC	17,647	30.1%	15,304	30.0%	53,815	29.7%	48,588	27.8%
Consolidated	$432,085	20.7%	$408,870	18.0%	$1,326,378	20.0%	$1,233,375	17.8%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's gross profit for the three months ended September 30, 2024 increased 4%, or $14.2 million, compared to the three months ended September 30, 2023. As a percentage of net sales, gross margin expanded approximately 240 basis points to 20.3% for the third quarter of 2024. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 203 basis points and an expansion in product margin of 31 basis points.
•The increase in services margin reflects an increase in fees for cloud solutions, including from SADA. There was also an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services) from SADA and Infocenter, partially offset by a decline in margin contribution from organic Insight Core services and a decrease in software maintenance.
•The expansion in product margin reflects an increase in margin contribution from software and hardware net sales due to selling product at higher margins than in the prior year period.
North America's gross profit for the nine months ended September 30, 2024 increased 6%, or $59.9 million, compared to the nine months ended September 30, 2023. As a percentage of net sales, gross margin expanded approximately 190 basis points to 19.6% for the nine months ended September 30, 2024. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 187 basis points and an expansion in product margin of 4 basis points.
•The increase in services margin primarily reflects an increase in fees for cloud solutions, including from SADA. The increase also reflects a net increase in margin contribution from Insight Core services from SADA and Infocenter, partially offset by a decline in margin contribution from organic Insight Core services.
•The net expansion in product margin reflects an increase in margin contribution from software due to selling software at higher margins, partially offset by a decrease in margin contribution from hardware.

EMEA's gross profit for the three months ended September 30, 2024 increased 11%, or $6.7 million, year over year (increasing 9% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2023. As a percentage of net sales, gross margin expanded 440 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 278 basis points and an expansion in product margin of 160 basis points.
•The increase in services margin is primarily the result of increased fees for cloud solutions and increased margin contribution from Insight Core services, including from Amdaris.
•The expansion in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.

EMEA's gross profit for the nine months ended September 30, 2024 increased 14%, or $27.9 million, year over year (increasing 13% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2023. As a percentage of net sales, gross margin expanded approximately 380 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 282 basis points and an expansion in product margin of 92 basis points.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in services margin is primarily the result of increased fees for cloud solutions and increased margin contribution from Insight Core services, including from Amdaris.
•The expansion in product margin is primarily the result of sales of hardware at higher margins than in the same period in the prior year.

APAC's gross profit for the three months ended September 30, 2024 increased 15%, or $2.3 million, year over year (increasing 13% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2023. As a percentage of net sales, gross margin expanded approximately 10 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to an expansion in product margin driven by sales of hardware at higher margins in connection with an infrastructure transaction in the current year period.

APAC's gross profit for the nine months ended September 30, 2024 increased 11%, or $5.2 million, year over year (increasing 12% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2023. As a percentage of net sales, gross margin expanded approximately 190 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An expansion in services margin of 166 basis points and an expansion in product margin of 27 basis points.
•The expansion in services margin was primarily driven by increased fees for cloud solutions and higher margin contribution from Insight Core services.
•The expansion in product margin was driven by higher volume of sales of software at higher margins than in the prior year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2024 increased 7%, or $20.2 million, compared to the three months ended September 30, 2023 (increasing 6% when excluding fluctuating foreign currency exchange rates). Selling and administrative expenses increased 5%, or $46.6 million (also increasing 5% when excluding fluctuating foreign currency exchange rates), for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Selling and administrative expenses increased approximately 210 basis points as a percentage of net sales in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall net increase in selling and administrative expenses primarily reflects increases in personnel costs, including teammate benefits and in depreciation and amortization expenses of $12.0 million and $10.6 million, respectively, year over year. The increase in personnel costs reflects an increase in overall teammate headcount resulting from our acquisitions and the impact of merit increases. The increase in depreciation and amortization expenses primarily reflects higher amortization of intangible assets associated with the SADA, Infocenter and Amdaris acquisitions. These increases were partially offset by a net decrease in other expenses. The net decrease in other expenses primarily reflects net gains of $6.4 million recognized on the revaluation of the Amdaris and Infocenter acquisition earnout liabilities and the resulting decreases in the fair values of the potential earnout payments combined with costs associated with certain third-party data center outages of $8.0 million incurred in the three months ended September 30, 2023 with no comparable costs in the three months ended September 30, 2024. We also incurred transformation costs in the current and prior year periods of $5.1 million and $3.7 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Selling and administrative expenses increased approximately 140 basis points as a percentage of net sales in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The overall net increase in selling and administrative expenses primarily reflects increases in personnel costs, including teammate benefits and depreciation and amortization expenses of $38.3 million and $28.2 million, respectively, year over year. The increase in personnel costs reflects an increase in overall teammate headcount from our acquisitions and the impact of merit increases. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the SADA, Infocenter and Amdaris acquisitions. These increases were partially offset by a net decrease in other expenses. The net decrease in other expenses primarily reflects net gains of $30.6 million recognized on the revaluation of the SADA, Amdaris and Infocenter acquisition earnout liabilities and the resulting decreases in the fair values of the potential earnout payments, as well as recoveries associated with certain third-party data center outages of $3.4 million in the nine months ended September 30, 2024 compared to costs incurred of $8.0 million in the nine months ended September 30, 2023. We also incurred transformation costs in the current and prior year periods of $13.0 million and $14.0 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term.
Severance and Restructuring Expenses. During the three months ended September 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $8.5 million. This includes approximately $4.3 million, net restructuring charges associated with costs to exit properties. Comparatively, during the three months ended September 30, 2023, we recorded severance and restructuring expenses of approximately $2.9 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
During the nine months ended September 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $15.6 million. This includes approximately $4.3 million, net restructuring charges associated with costs to exit properties. Comparatively, during the nine months ended September 30, 2023, we recorded severance and restructuring expense, net of adjustments, of approximately $3.0 million, reflecting a net gain on sale of property due to restructuring of $6.8 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
Acquisition and Integration Related Expenses. During the three months ended September 30, 2024, we recorded acquisition and integration related expenses of approximately $0.7 million. During the three months ended September 30, 2023, we recorded acquisition and integration related expenses of approximately $4.3 million. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.
During the nine months ended September 30, 2024, we recorded acquisition and integration related expenses of approximately $2.2 million. During the nine months ended September 30, 2023, we recorded acquisition and integration related expenses of approximately $4.4 million. The expenses in the current year period related primarily to the acquisitions of SADA in December 2023 and Infocenter in May 2024.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Earnings from Operations. Earnings from operations increased 1%, or $1.0 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Earnings from operations increased 12%, or $36.0 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales	2024	% of Net Sales	2023	% of Net Sales
North America	$80,836	4.7%	$86,083	4.6%	$266,672	5.0%	$244,705	4.4%
EMEA	6,665	2.1%	1,681	0.5%	38,862	3.6%	28,229	2.4%
APAC	5,350	9.1%	4,098	8.0%	18,376	10.2%	15,000	8.6%
Consolidated	$92,851	4.4%	$91,862	4.1%	$323,910	4.9%	$287,934	4.1%
North America's earnings from operations for the three months ended September 30, 2024 decreased 6%, or $5.2 million, compared to the three months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 10 basis points to 4.7%. The decrease in earnings from operations was primarily driven by the increase in selling and administrative expenses and severance and restructuring expenses, net, partially offset by an increase in gross profit and a decrease in acquisition and integration related expenses, when compared to the three months ended September 30, 2023.
North America's earnings from operations for the nine months ended September 30, 2024 increased 9%, or $22.0 million, compared to the nine months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 60 basis points to 5.0%. The increase in earnings from operations was primarily driven by the increase in gross profit, partially offset by an increase in selling and administrative expenses and an increase in severance and restructuring expenses, net, when compared to the nine months ended September 30, 2023.
EMEA's earnings from operations for the three months ended September 30, 2024 increased more than 100%, or $5.0 million (also increasing by more than 100% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 160 basis points to 2.1%. The increase in earnings from operations was primarily driven by an increase in gross profit and decrease in acquisition and integration related expenses, partially offset by an increase in selling and administrative expenses, when compared to the three months ended September 30, 2023.
EMEA's earnings from operations for the nine months ended September 30, 2024 increased 38%, or $10.6 million (increasing 35% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 120 basis points to 3.6%. The increase in earnings from operations was primarily driven by an increase in gross profit and decrease in acquisition and integration related expenses, partially offset by an increase in selling and administrative expenses, when compared to the nine months ended September 30, 2023.
APAC's earnings from operations for the three months ended September 30, 2024 increased 31%, or $1.3 million (increasing 28% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 110 basis points to

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
9.1%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the three months ended September 30, 2023.
APAC's earnings from operations for the nine months ended September 30, 2024 increased 23%, or $3.4 million (also increasing 23% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2023. As a percentage of net sales, earnings from operations increased by approximately 160 basis points to 10.2%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, when compared to the nine months ended September 30, 2023.
Non-Operating Expense (Income).
Interest Expense, Net. Interest expense, net primarily relates to borrowings under our ABL facility, the 6.625% Senior Notes due 2032 (the "Senior Notes"), the Convertible Notes and imputed interest under our inventory financing facilities, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended September 30, 2024 increased 38%, or $4.6 million, compared to the three months ended September 30, 2023. This was primarily due to the issuance of the Senior Notes in May 2024 partially offset by lower loan balances under our ABL facility, increased interest income and decreased imputed interest under our inventory financing facilities. Interest expense, net for the nine months ended September 30, 2024 increased 37%, or $11.6 million, compared to the nine months ended September 30, 2023. The increase in the nine months ended September 30, 2024 was due to the issuance of the Senior Notes and higher loan balances under our ABL facility, partially offset by decreased imputed interest under our inventory financing facilities and higher interest income.

Imputed interest under our inventory financing facilities was $2.5 million and $7.3 million for the three and nine months ended September 30, 2024, compared to $3.2 million and $10.7 million for the three and nine months ended September 30, 2023. The decrease in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 22.5% for the three months ended September 30, 2024 was lower than our effective tax rate of 24.7% for the three months ended September 30, 2023. The decrease in the effective tax rate for the three months ended September 30, 2024 was primarily due to tax benefits related to the revaluation of certain acquisition earnout liabilities and increased tax benefits for research and development activities recorded in the current year period.

Our effective tax rate of 24.2% for the nine months ended September 30, 2024 was lower than our effective tax rate of 25.4% for the nine months ended September 30, 2023. The decrease in the effective tax rate for the nine months ended September 30, 2024 was primarily due to tax benefits related to the revaluation of certain acquisition earnout liabilities and higher excess tax benefits on the settlement of employee share-based compensation in the current year period.

The Organization for Economic Cooperation and Development’s (OECD) Pillar II Initiative introduced a 15% global minimum tax for certain multinational groups exceeding minimum annual global revenue thresholds. Several countries in which Insight operates have enacted legislation adopting the minimum tax effective January 1, 2024. The minimum tax did not have a material impact on our effective tax rate as of September 30, 2024, nor do we expect it to have a material impact on our 2024 annual effective tax rate. We will continue to monitor any future impact as additional countries enact legislation to adopt this tax.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$417,731	$413,742
Net cash used in investing activities	(288,868)	(96,430)
Net cash used in financing activities	(82,523)	(235,628)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	2,660	(1,074)
Increase in cash, cash equivalents and restricted cash	49,000	80,610
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$319,785	$246,328
Cash and Cash Flow
•Our primary uses of cash during the nine months ended September 30, 2024 were to fund the acquisition of Infocenter, repay debt, including principal upon conversion of a portion of the Convertible Notes, fund repurchases of our common stock and to pay earnouts and other acquisition related payments.
•Operating activities provided $417.7 million in cash during the nine months ended September 30, 2024, compared to cash provided by operating activities of $413.7 million during the nine months ended September 30, 2023.
•Capital expenditures were $32.4 million and $29.1 million for the nine months ended September 30, 2024 and 2023, respectively.
•During the nine months ended September 30, 2024, we paid approximately $265.0 million, to acquire Infocenter, net of cash and cash equivalents acquired of $5.1 million.
•During the nine months ended September 30, 2024, we repurchased $200.0 million of our common stock compared to $217.1 million of repurchases during the nine months ended September 30, 2023.
•We issued $500.0 million in aggregate principal amount of Senior Notes, which we used to pay down a portion of our borrowings under our ABL facility.
•We had net repayments under our ABL facility during the nine months ended September 30, 2024 of $333.3 million, using proceeds from the Senior Notes, compared to net borrowings of $34.3 million during the nine months ended September 30, 2023.
•We had net borrowings under our inventory financing facilities of $3.1 million during the nine months ended September 30, 2024 compared to net repayments of $32.5 million during the nine months ended September 30, 2023.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations, as well as other strategic acquisitions, over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, principal payment on the Convertible Notes that mature in February 2025 and are freely convertible at the option of the Convertible Note holders, debt repayments and repayment of our inventory financing facilities for the next 12 months. We currently expect to fund known cash commitments

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
beyond the next 12 months through operating cash activities and/or other available financing resources.
Net cash provided by operating activities
•Our cash conversion cycle is inverted, meaning on average we pay our partners on terms shorter than we receive payments from our clients. This means we generate more cash in our operations in periods of sequential decline in sales and particularly in hardware net sales.
•Cash flow provided by operating activities in the first nine months of 2024 was $417.7 million compared to cash provided by operating activities of $413.7 million in the first nine months of 2023.
•Cash flow provided by operating activities increased 1% during the first nine months of 2024 compared to the same period in 2023.

Our consolidated cash flow operating metrics were as follows:

	Three Months Ended September 30,
	2024	2023
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	172	125
Days inventory outstanding (“DIOs”) (b)	8	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(162)	(99)
Cash conversion cycle (days) (d)	18	35
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
(d)Calculated as DSOs plus DIOs, less DPOs.
•Our cash conversion cycle was 18 days in the third quarter of 2024, down from 35 days in the third quarter of 2023.
•The net changes were a result of a 63 day increase in DPOs and a 1 day decrease in DIOs, partially offset by a 47 day increase in DSOs.
•The net decrease in our cash conversion cycle year over year was primarily the result of:
•the impact to DPOs of the SADA acquisition, a significant agency transaction that based on its terms had not cleared by quarter end and changes in vendor mix;
•the benefit to DIOs of the reduction in hardware sales and changes in our operating strategy; and
•the impact to DSOs of the SADA acquisition combined with a significant agency transaction that based on its terms had not cleared by quarter end.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
unadjusted cost of goods sold are inherently inflated. Netted costs were $2.4 billion and $1.7 billion in the third quarter of 2024 and 2023, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily cost of goods sold results in a decrease to our cash conversion cycle from 18 days to 17 days in the third quarter of 2024 and results in a decrease from 35 days down to 25 days in the third quarter of 2023, which we believe provides a more accurate reflection of our cash flow operating metrics.
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
Net cash used in investing activities

•We paid $265.0 million to acquire Infocenter on May 1, 2024, net of cash and cash equivalents acquired of $5.1 million. Additionally, we paid $5.2 million, net of cash and cash equivalents acquired, to acquire an entity in our EMEA segment, on July 1, 2024.
•We acquired Amdaris for approximately $82.9 million, net of cash and cash equivalents acquired and excluding earn outs and hold backs in the nine months ended September 30, 2023.
•We received proceeds from the sale of assets of $13.8 million in the nine months ended September 30, 2024.
•We received proceeds from the sale of assets, including our properties held for sale, of $15.5 million in the nine months ended September 30, 2023.
•Capital expenditures were $32.4 million and $29.1 million for the nine months ended September 30, 2024 and 2023, respectively.
•We expect capital expenditures for the full year 2024 to be in a range of $35.0 to $40.0 million.
Net cash used in financing activities
•In May 2024, we issued $500.0 million in aggregate principal amount of Senior Notes, which we used to pay down a portion of our borrowings under our ABL facility.
•During the nine months ended September 30, 2024, we had net repayments under our ABL facility of $333.3 million using proceeds from the Senior Notes.
•During the nine months ended September 30, 2023, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $34.3 million.
•We had net borrowings under our inventory financing facilities of $3.1 million during the nine months ended September 30, 2024 compared to net repayments of $32.5 million during the nine months ended September 30, 2023.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes in the nine months ended September 30, 2024, with no comparable activity in the prior year period.
•During the nine months ended September 30, 2024, we made earnout and acquisition related payments of $18.3 million associated with our Amdaris and Hanu acquisitions.
•During the nine months ended September 30, 2023, we paid $10.7 million, the majority of the earnout associated with the Hanu acquisition.
•During the nine months ended September 30, 2024, we repurchased $200.0 million of our common stock.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the nine months ended September 30, 2023, we repurchased $217.1 million of our common stock.

Financing Facilities
Our debt balance as of September 30, 2024 was $1,086.8 million. As of September 30, 2024, the current portion of our long-term debt primarily relates to the Convertible Notes.

•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Convertible Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2024, no such events have occurred.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2024, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At September 30, 2024, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of September 30, 2024, eligible accounts receivable and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $262.4 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from various suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $235.2 million was outstanding at September 30, 2024.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of September 30, 2024, we had approximately $272.1 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, the Netherlands and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Convertible Notes and Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of September 30, 2024, the fair market value of our Convertible Notes and Senior Notes was $1,042.9 million and $521.3 million, respectively. For additional information about our Convertible Notes and Senior Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2024.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	$165,020,476
August 1, 2024 through August 31, 2024	661,101	196.01	661,101	35,436,476
September 1, 2024 through September 30, 2024	174,087	203.55	174,087	300,000,476
Total	835,188		835,188
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from prior authorizations. During the three months ended September 30, 2024, this repurchase authorization was substantially exhausted. On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, in addition to any amount that remained from prior authorizations. As of September 30, 2024, approximately $300.0 million remained available for repurchases under our share repurchase plan.
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

INSIGHT ENTERPRISES, INC.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
10.1	Executive Employment Agreement Between Insight Enterprises, Inc. and James Morgado dated as of August 30, 2024	8-K	000-25092	10.1	September 4, 2024
10.2	Executive Employment Agreement Between Insight Enterprises, Inc. and Glynis Bryan dated as of August 30, 2024	8-K	000-25092	10.2	September 4, 2024
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
* Furnished herewith

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 31, 2024	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ Glynis A. Bryan
Glynis A. Bryan
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)