Form 10-K
period 2024-12-31
INSIGHT ENTERPRISES INC
filed 2025-02-14
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2024
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,614,142,218.
The number of shares outstanding of the registrant’s common stock on February 7, 2025 was 31,777,678.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2024

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including our belief that remaining supply constraints have normalized back to near historic levels; our belief that the general slowdown in our clients' decision making will continue in the short term; our expectations regarding certain trends for our business, including that lower sales of devices and infrastructure could continue into 2025 and that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs, including our belief that we may not experience significant growth in cloud gross profit in 2025 compared to 2024 as a result of certain partner program changes; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that while interest rates will eventually decrease, we anticipate higher than historical interest rates will continue throughout most of 2025, and our ability to offset the effects of inflation and manage any increase in interest rates; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; our expectation that we have sufficient funds available from capacity under our senior secured revolving credit facility (the “ABL facility”), as well as cash we expect to generate from operations, to fund the settlement upon maturity of our convertible senior notes (the "Convertible Notes"); the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in 2025 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to settle a portion of the warrants (the “Warrants”) relating to the Call Spread Transactions (as defined below) in cash, and for strategic acquisitions; our expectation that the planned cash settlement of a portion of the Warrants will occur in February or March 2025; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ

INSIGHT ENTERPRISES, INC.
materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:
•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and in the requirements year over year;
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
•intellectual property infringement claims and challenges to our copyrights, patents, trademarks and trade names;
•potential liability and competitive risk based on the development, adoption, and use of Generative Artificial Intelligence ("Gen AI");
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
The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2024 Consolidated Net Sales
North America	United States and Canada	81%
EMEA	Europe, Middle East and Africa	16%
APAC	Asia-Pacific	3%

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
Prior to 2019, we acquired Software Spectrum, Inc. (2006), Calence, LLC (2008), MINX Limited (2008), Ensynch, Inc. (2011), Inmac GmbH (2012), Micro Warehouse BV (2012), BlueMetal Architects, Inc. (2015), Ignia, Pty Ltd (2016), Datalink Corporation (2017), Caase Group B.V. (2017), and Cardinal Solutions Group, Inc. (2018).
Our acquisitions from 2019 through today included:
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
•2023 - Amdaris Group Limited ("Amdaris"), a service provider with core expertise in providing software application and development services for clients, which added to

INSIGHT ENTERPRISES, INC.
Insight’s global application and Data & AI practices. Amdaris also specializes in customized solutions for cloud, mobile, data analytics and web application development helping clients digitally transform faster;
•2023 - SADA Systems, LLC ("SADA"), a Google cloud service provider with engineering capabilities across the entire Google Cloud stack specializing in Google Cloud priority workloads. The SADA acquisition positioned Insight to further benefit from the growing trend of multicloud adoption and Gen AI, accelerating Insight’s progress toward its strategic objective of growing cloud services and solutions; and
•2024 - Infocenter.io ("Infocenter"), is a leader in digital transformation, leveraging their deep expertise in ServiceNow’s comprehensive suite of capabilities. The Infocenter acquisition increases our relevance to our clients driving digital transformation in their organizations.
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
Harmony – We are a team of individuals who work well together, seek out unique perspectives and value differences and diversity.
We believe that these values strengthen the overall Insight experience for our clients, partners and teammates. We refer to our customers as “clients,” our suppliers as “partners” and our employees as “teammates”.
Our Market
The worldwide total addressable market for enterprise IT spend is forecasted to be $4.9 trillion by 2027 according to Gartner, a leading IT research and advisory company. We believe our addressable market represents approximately $780 billion in annual sales and for the year ended December 31, 2024, our net sales of $8.7 billion represented approximately 1% of that highly diverse market. We believe that we are well positioned in this highly fragmented global market with sales locations in 20 countries and our deep experience delivering IT solutions across the globe.
Our Strategy
Our ambition is clear — we aspire to be the leading solutions integrator, setting the pace and defining a new category in our industry. Building upon the strong foundation of our traditional technology business, we bring innovative and scalable solutions — a combination of services and products — that accelerate transformation and produce meaningful outcomes for our clients.
To achieve our ambition, teammates are focused on our strategic objectives — put clients first, deliver differentiation, champion our culture, and drive profitable growth.
Put Clients first
Our primary goal is to put our clients first, becoming the partner they cannot live without, by delivering essential value for their technology transformation needs. We help our clients make the complex simple and look beyond the problems they are facing today to drive outcomes that energize future success. We help them modernize their business by offering solutions that

INSIGHT ENTERPRISES, INC.
maximize the value of technology and enable secure, end-to-end transformation solutions and services.
Deliver differentiation
We deliver differentiation through our innovative and scalable solutions, exceptional technical talent and a compelling portfolio built on over 36 years of IT experience. Combined with thoughtful strategic acquisitions, differentiated expertise and deep partner relationships, we deliver a compelling client experience driving faster outcomes. Our simple and strong portfolio of offerings and our robust roster of technical experts and industry leaders help us deliver client value efficiently and with the accountability our clients expect.
Champion our culture
We see our strong culture as a driver for growth. We are purpose-driven and values-led and are focused on championing our teammates to deliver exceptional client experience. We are building on this foundation, developing a culture of high performance, and continuing to push forward our culture of harmony, diversity and inclusion.
Drive profitable growth
We relentlessly pursue high performance, operational excellence and profitable growth. We are transforming our sales capabilities and aligning our incentives to focus on our solutions portfolio. We continue to streamline our account coverage to match skills with client needs and propensity to buy services. We believe the key to our success is focusing on doing a finite number of things and doing them really well. This leads to successful outcomes with our clients and will drive profitable growth for our shareholders.
Our Solutions Expertise
We are differentiated in our ability to combine our expertise in technology integration with our technical services to create solutions that deliver meaningful client outcomes at scale. We adapt quickly to innovative technology trends such as Gen AI. We invest internally as well as through acquisitions to advance our technical capabilities and better serve the needs of our clients. We have strong solutions expertise in high growth areas of the IT market that allows us to drive digital transformation and business outcomes for our clients. Our most recent acquisitions of Amdaris, SADA and Infocenter enhance our areas of expertise and expand the capabilities of our services, creating the opportunity to deliver more value for our clients.
We believe our key areas of solutions expertise are critical to our clients' success and to our identity as a solutions integrator:
•Hybrid Multicloud
•Cybersecurity
•Data & Artificial Intelligence ("AI")
•Digital Workplace
•Intelligent Applications

Each of the key areas of solutions expertise are described below:
Hybrid Multicloud – Architect and modernize multicloud and networking solutions.
Our hybrid multicloud solutions are about adopting and building modern platforms from edge to data center to cloud (multicloud and hybrid). We architect and deliver modern infrastructure solutions, provide management and support spanning multiple cloud and data center platforms, modern networks, and edge technologies, to enable our clients to digitally transform their businesses. Typical outcomes for our clients include scaling their infrastructure foundation for innovation, increasing workload agility, resiliency and flexibility, improving visibility and control of

INSIGHT ENTERPRISES, INC.
data assets, delivering better user and customer experiences, and enabling purposeful digital transformation.
Cybersecurity – Enhance resilience, mitigate risk and safeguard critical assets.
Our cybersecurity solutions focus on automating and securely connecting modern platforms, including networks, security systems, and automation tools. We prioritize security in our architecture design and deployment for cloud services and IT transformations, enabling clients to integrate security seamlessly across platforms, business units, and operations. Our expertise extends to managing essential security initiatives that protect businesses. We excel in threat protection, incident response, and compliance, offering rapid and effective incident response services to mitigate security breaches and minimize impact. Our clients typically benefit from enhanced threat detection, streamlined security management, effective governance and compliance, improved risk management, and comprehensive responses to security incidents.
Data and AI – Drive more value, faster, with integrated AI, data platforms and business intelligence.
Insight’s data and AI solutions leverage our deep expertise in data readiness and both traditional and generative AI to help clients innovate and grow. We excel in planning, building, and optimizing modern data platforms and architectures, ensuring effective data analytics and AI solutions. We deliver strategic and secure solutions, enhanced through our intellectual property, that transform business operations and user experiences. Clients working with Insight benefit from rapid scalability, well-prepared data estates for Gen AI adoption, increased visibility and informed decision-making, optimized resources and costs, and new revenue opportunities. We are differentiated by our repeatable methodologies and agile, user-centric approach, which consistently enable clients to achieve their business goals and find greater value from their AI investments.
Digital Workplace – Create a productive, flexible and secure workplace.
Our digital workplace solutions focus on helping clients navigate workplace changes and meeting employee needs for seamless work experiences. We offer a range of services, including endpoint management, identity and access controls, and organizational change management. Our solutions elevate employee and user experiences, increase return on workplace technology investments, enhance data protection, boost productivity and mobile capabilities, and simplify IT lifecycle management. Insight excels in providing excellent collaborative experiences through technology, leading through change, and enabling secure work from anywhere operations.
Intelligent Applications – Improve developer productivity and application scalability and maintenance with enhanced software quality and speed to market.
Our intelligent applications solutions address our clients' unique business challenges by transforming and modernizing applications. Our approach focuses on enhancing the developer experience, integrating applications seamlessly, and infusing AI to drive innovation. We help clients navigate the complexities of app modernization, ensuring their legacy systems are updated and optimized for today’s digital landscape. By leveraging our expertise, clients benefit from improved application performance, streamlined development processes, and cutting-edge AI capabilities that enhance functionality and user experience. We empower businesses to achieve greater efficiency, organizational agility, and competitive advantage through intelligent application solutions.
Our Solutions Mix
Our solutions generally include hardware, software and services, including cloud solutions. On a consolidated basis, product (hardware and software) and services (including cloud solutions) represented approximately 81% and 19%, respectively, of our consolidated net sales in 2024. This compares to 83% and 17%, respectively, of our consolidated net sales in 2023 and 86% and 14%, respectively, of our consolidated net sales in 2022. On a consolidated basis, product (hardware and software) and services represented approximately 43% and 57%, respectively, of our gross profit in 2024. This compares to 46% and 54%, respectively, of our gross profit in 2023 and 51% and 49%, respectively, of our gross profit in 2022. Additional detailed sales mix information by

INSIGHT ENTERPRISES, INC.
operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our Competition
The IT industry is very fragmented and highly competitive. Our competition primarily includes:
•Systems integrators and digital consultants such as ePlus, Presidio, World Wide Technology, EPAM, Accenture, Atos and Capgemini; and
•Technology providers, value-added resellers and direct marketers such as CDW, Cognizant, Zones, Connection, SHI, Softchoice, Computacenter, Bechtle, and SoftwareONE.
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
Our Partners
We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2024, we purchased and resold products and software from over 6,000 partners. The majority (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the remaining balance purchased through distributors. Purchases from Microsoft and TD Synnex accounted for approximately 27% and 10%, respectively, of our aggregate purchases in 2024. No other partner accounted for more than 10% of purchases in 2024. Our top five partners as a group for 2024 were Microsoft, TD Synnex (a distributor), Google, Cisco Systems and Ingram Micro (a distributor), and approximately 55% of our total purchases during 2024 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
During 2024, sales of Microsoft and Cisco Systems products accounted for approximately 18% and 11% of our consolidated net sales, respectively. No other manufacturer’s or publisher’s products represented 10% or more of our consolidated net sales in 2024. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Cisco Systems, Dell, HP Inc. and Lenovo) accounted for approximately 50% of our consolidated net sales during 2024.
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

INSIGHT ENTERPRISES, INC.
We are always focused on understanding our partners’ changing objectives and developing plans and programs to grow our mutual businesses. We have invested in our digital marketing capabilities over the past few years and plan to continue investing in such capabilities moving forward. We believe these digital marketing investments increase the effectiveness of our marketing campaigns and client interactions. We believe we are emerging as a leader in our industry in digital marketing, striving to deliver an outstanding service experience to our clients. We implemented business intelligence tools that enable us to track performance in this area and demonstrate the return on our partners’ investments with us. We measure partner satisfaction regularly and hold quarterly business reviews with our largest partners to review business results, discuss plans for the future and obtain feedback. Additionally, we host annual partner forums in North America, EMEA and APAC to articulate our plans for the upcoming year.
As we move into new service areas, we may become even more reliant on certain partner relationships. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.
Our Teammates
Successful execution of our business strategy and strategic initiatives involves attracting, developing and retaining teammates who share our core values of hunger, heart and harmony. We are shaping the future of work at Insight with a focus on (1) enhancing teammate engagement and culture, (2) attracting and developing top technical and strategic talent globally, (3) developing a high-performance culture, and (4) driving diversity programs that enhance teammate inclusion globally.
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
•An important part of the Company’s culture is its commitment to diversity and inclusion. Insight supports eleven teammate resource groups, which represent various diverse groups of teammates and boast 1,600+ active members.
•Our leaders carefully review and monitor our annual Teammate Pulse Survey results and create action plans to increase teammate engagement.
•A charitable foundation funded by the Company, its teammates and its partners provides financial support in crisis situations to support impacted teammates and their families.
•Insight offers teammates paid days off to either volunteer their time to charitable organizations in the communities where they live and work or to use for mental health.
Insight continues to receive recognitions that we believe demonstrate the success of our strategy to attract, develop, and retain qualified and motivated teammates.
•Insight was recognized in Forbes World’s Best Employers List (2024);
•We were also named one of Forbes’ Best Large Employers for 2024;
•We achieved a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index and the Disability Equality Index (2023-2024); and
•Additionally, we received numerous Great Place to Work recognitions globally.

INSIGHT ENTERPRISES, INC.
As of December 31, 2024, we employed 14,324 teammates. The number of teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	11,019
EMEA	2,809
APAC	496
Certain of our teammates provide services to clients and/or provide back-office support in offshore locations such as Armenia, India, Moldova, the Philippines, and Romania. These teammates are included in the above table on the basis of the primary operating segment for which they provide direct services or back office support.
Our teammates in the United States are not represented by a labor union. Our work forces in certain foreign countries, such as Germany, have worker representative committees or work councils with which we maintain strong relationships. We believe our relations with our teammates are good, and we have never experienced a labor related work stoppage.
Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,722
Skilled, certified consulting and service delivery professionals	6,415
Total sales and client facing teammates	10,137
Management, support services and administration	3,705
Distribution	482
For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key personnel,” in Part I, Item 1A of this report.
Our Seasonality
We experience some seasonal trends in our net sales. For example:
•software and certain cloud sales are typically higher in our second and fourth quarters;
•business clients, particularly larger enterprise businesses in the United States, tend to spend more, particularly on product, in our fourth quarter;
•sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also often stronger in our second quarter; and
•sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall variability in our consolidated results.
Our Backlog
We do not believe that backlog as of any particular date is predictive of future results. Our backlog has fluctuated significantly in the past few years, primarily due to the mix of products available and our client's responses to supply chain constraints. The supply chain constraints that previously existed in recent years have largely normalized across all product categories.

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
Our Information Technology Systems
We have committed significant resources to the digital systems that we develop, deploy and use to manage our business. Our success, in part, depends on our ability to provide prompt and efficient service and support to our clients based on the accuracy, quality and utilization of these systems. Because our digital systems and platforms impact our ability to manage our sales, client service, partner relationships, distribution, inventories, accounting systems and internal networks, we continue to mature our global cybersecurity, risk, and compliance programs with automation, additional skillsets, and an integrated tech platform.

We are focused on driving improvements in sales productivity and client experience through increased innovation and enhancements to our customer-facing e-commerce, cloud and managed services platforms and internal systems with the goals of continuously improving client satisfaction, consistently attracting new clients and increasing overall business efficiency.

We use a common set of core applications to run our business, across all operating segments.

For a discussion of risks associated with our internal and customer-facing systems, see “Risk Factors – Risks related to Our Technology, Data and Intellectual Property – Disruptions in our systems and voice and data networks could affect our ability to service our clients and cause us to incur additional expenses,” in Part I, Item 1A of this report.
Information about our Executive Officers
The following are our current executive officers:
Dee Burger, President North America, Age 55
Mr. Burger joined Insight in May 2022 as President of the North America region. Prior to joining Insight, Mr. Burger worked at Capgemini, a global leader in consulting, technology services and digital transformation, for 29 years in a diverse range of roles. His responsibilities encompassed leading integration of mergers and acquisitions, digital and cloud solutions, business

INSIGHT ENTERPRISES, INC.
applications, consulting, strategy, and transformation. Most recently, he led Capgemini's global business lines in the North America market, with prior leadership roles spanning business services and engineering, U.S. strategy and portfolio, consulting, and innovation and digital services.
Samuel C. Cowley, General Counsel and Secretary, Age 64
Mr. Cowley joined Insight in June 2016 as our General Counsel. Prior to joining Insight, Mr. Cowley served as General Counsel and Vice President, Business Development of Prestige Brands Holdings, Inc., a company that markets and distributes over-the-counter healthcare products, as Executive Vice President, Business Development and General Counsel of Matrixx Initiatives, Inc. and Executive Vice President and General Counsel of Swift Transportation Co., Inc. Prior to that, he practiced law in the business and finance groups with the law firms of Snell & Wilmer and Reid & Priest.
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
Rob Green, Chief Digital Officer, Age 57
Mr. Green was appointed Chief Digital Officer of Insight in December 2023. Mr. Green joined Insight in August 2021 as Senior Vice President, eCommerce and was appointed Senior Vice President, Digital Transformation in July 2023. Mr. Green had previously spent eight years in various roles with Amazon, an online retailer and web services provider, including as General Manager, Amazon Business Public Sector from December 2019 to June 2021 and General Manager, Amazon Business Marketplace from January 2016 to December 2019. Prior to joining Amazon, Mr. Green held various executive level roles at Oracle Corporation.
Adrian Gregory, President – Insight EMEA, Age 51
Mr. Gregory joined Insight in January 2023 as President of the EMEA region. Prior to joining the Company, he served as Chief Executive Officer for North Europe and APAC at Atos, an IT services and consulting company. Prior to being named Chief Executive Officer in February of 2022, Mr. Gregory spent 10 years in various other executive positions at Atos, including serving as Senior Executive Vice President, Global Head of Financial Services & Insurance, where he led the integration of Atos Syntel in India and served as Chief Executive Officer of Atos UK and Ireland. Prior to Atos, he held roles at Hewlett-Packard Development Company, L.P., Fujitsu ICL, and Petroleum Shipping Ltd.
James A. Morgado, Chief Financial Officer, Age 52
Mr. Morgado joined Insight in January 2022 as Senior Vice President of Finance and was promoted to Chief Financial Officer in January 2025. Prior to joining Insight, from November 2017 to December 2021, he served as the Vice President of Finance for Synopsys, Inc., an enterprise software engineering company focused on electronic design automation, where he was responsible for Corporate Planning, FP&A, Treasury, Procurement and Supply Chain Finance. Prior to Synopsys, Mr. Morgado worked for Juniper Networks, Inc., Cisco Systems, Inc., The Stephenz Group, Inc., Aramark Uniform Services, and Citigate Cunningham, Inc. in various leadership positions within Finance.

INSIGHT ENTERPRISES, INC.
Joyce A. Mullen, President and Chief Executive Officer, Age 62
Ms. Mullen was appointed President and Chief Executive Officer and a director of Insight effective January 1, 2022. Ms. Mullen joined Insight in October 2020 as our President of the North America Region. Prior to joining Insight, Ms. Mullen spent 21 years at Dell Technologies, a technology company, in a variety of sales, service delivery, and IT solutions leadership roles. Ms. Mullen also serves on the board of directors as well as the nominating and governance and compensation & human resources committees of The Toro Company.
Jennifer Vasin, Chief Human Resources Officer, Age 50

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
The competitive landscape in which we operate continues to change as new technologies are developed. While innovation helps our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us and make up a significant part of our business and future, cloud-based solutions and technologies developed by manufacturer and publisher partners are alternatively marketed directly to customers without utilizing solutions providers like

INSIGHT ENTERPRISES, INC.
us, which can reduce the volume of hardware, software or services we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued innovations by our current vendor partners and our ability to partner with new and emerging technology providers.
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
We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and the requirements year over year. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. We typically do not have long-term contracts with our vendor partners. As such, many of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. The loss of, or change in business relationship with, any of our key vendor partners could negatively impact our business.
In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in client usage, or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We regularly experience partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives. If we are unable to react timely to remediate and effectively respond to these changes in the partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, partner funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations. This is especially true in connection with the incentive programs of our largest partners: Microsoft, TD Synnex, Google, Cisco Systems, and Ingram Micro. There can be no assurance that we will continue to receive such incentives in the future.
We may not be able to keep pace with rapidly evolving technological advances and the evolving competitive marketplace in which we sell our service offerings. Our success depends on our ability to continue to develop and implement services and solutions that

INSIGHT ENTERPRISES, INC.
anticipate and respond to rapid and continuing changes in technology and market demand to serve the needs of our clients. For example, cloud, security, and digital-related solutions are continuously evolving, and there is rapid development and technological evolution in areas such as IoT, edge-computing, computer vision, advanced machine learning and AI (including Gen AI), automation, augmented reality, blockchain and as-a-service solutions. If we do not invest sufficiently in new technologies, effectively market our capabilities with respect to such technologies, or successfully adapt to industry developments and evolving client demand at sufficient speed and scale, we may be unable to develop or maintain a competitive advantage in the market and execute on our growth strategy and initiatives, which could have a material adverse effect on our business.
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

INSIGHT ENTERPRISES, INC.
Changes in the IT industry and/or rapid changes in technology may reduce demand for the IT hardware, software and services we sell or change who makes purchasing decisions for IT hardware, software and services. Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry innovation and the introduction of new products and technologies. The IT industry is characterized by rapid technological change and the frequent introduction of new products and changing delivery channels and models, which can decrease demand for current products and services and can disrupt purchasing patterns. If we fail to react effectively and in a timely manner to such changes, we may experience lower sales and, with respect to hardware, as has occurred we may have to record write-downs of obsolete inventory. In addition, in order to satisfy client demand, protect ourselves against product shortages, obtain greater purchasing discounts and react to changes in original equipment manufacturers’ terms and conditions, we may decide to carry inventory of products that may have limited or no return privileges. There can be no assurance that we will be able to avoid losses related to inventory obsolescence on these products. Additionally, if purchasing power within our clients shifts from centralized procurement functions to business units or individual end users and we are unable to react timely to any such changes, these shifts in purchasing power could have a material adverse effect on our business, financial conditions and results of operations.
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

INSIGHT ENTERPRISES, INC.
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

We have currency exposure arising from both sales and purchases denominated in foreign currencies, including intercompany transactions outside the United States. International operations also expose us to currency fluctuations as we translate the financial statements of our foreign operations to the U.S. dollar, which has been very strong in recent years in foreign currency exchange rates and which has, at times, adversely impacted our results of operations and cash flows from our operations in EMEA. In addition, some currencies may be subject to limitations on conversion into other currencies, which can limit the ability to otherwise react to rapid foreign currency devaluations. While we currently engage in certain hedging activities to limit our exposure to currency fluctuations, we cannot predict with precision the effect of future exchange-rate fluctuations, and significant rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.
The interruption of the flow of products from our suppliers could disrupt our supply chain. Our business depends on the timely supply of products in order to meet the demands of our clients. Manufacturing interruption or delays, including as a result of the financial instability or bankruptcy of manufacturer, labor and supply shortages, significant labor disputes such as strikes, natural disasters (which may increase in number or severity as a result of climate change), political or social unrest, public health issues, such as pandemics or endemics, or other adverse occurrences affecting our suppliers' facilities, could disrupt our supply chain. We have previously experienced and could in the future experience product constraints due to the failure of suppliers to accurately forecast demand, or to manufacture sufficient quantities of product to meet demand (including as a result of shortages of product components), among other reasons.

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
As with many other businesses, we, our third-party service providers and a number of our vendors have been and are continually subject to cyberattacks and the risk of data security incidents, the frequency, intensity, and sophistication of which continue to increase year over year. Due to the constant risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our networks, systems, services, and the personal, confidential or proprietary information in our possession, and to ensure an effective response to any cyber-attack or data security

INSIGHT ENTERPRISES, INC.
incident. We have privacy and data security policies in place that are designed to detect, prevent, and/or mitigate cyberattacks and data security incidents. Whether or not these policies, tools, and measures are ultimately successful, the expenditures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. As newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risks from cyberattacks, data security events, and data breaches, including those from human error, negligence or mismanagement or from illegal or fraudulent acts.
Although we take the security of our network systems and information very seriously, there can be no assurance that the security measures we employ will effectively prevent unauthorized persons from obtaining unauthorized access to our systems and information due to the evolving nature and intensity of cyberattacks and threats to data security. New and sophisticated tools and methods are constantly being developed by criminals and cyber terrorists to penetrate and compromise systems, including computer viruses, malware, ransomware, phishing, misrepresentation, social engineering and forgery, which make it increasingly challenging to anticipate, harder to detect, and more difficult to adequately mitigate these risks. Malicious individuals, organizations, and nation-state threat actors have and may continue to attempt to penetrate or compromise our network systems, the products we sell, or services we and our third-party contractors provide in order to access, acquire, misappropriate, disclose, alter, or otherwise compromise our teammates’, clients’, and partners’ proprietary, confidential, technical business, and/or personal information in our possession or to which we have access, create system disruptions, cause system or operations shutdowns or perpetrate secondary attacks against our clients, partners, and teammates. Such individuals or organizations also may develop or deploy viruses, worms, ransomware or otherwise exploit security vulnerabilities of our systems or our product offerings, or attempt to fraudulently induce our employees, clients or others to disclose passwords or other sensitive information or unwittingly provide access to our systems, data, or client environments.
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

INSIGHT ENTERPRISES, INC.
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
The development, adoption and use of Gen AI may result in increased liability exposure and competitive risk. The development, adoption, and use of Gen AI technologies are complex and still in their early stages, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. For example, Gen AI systems that we deploy may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our Gen AI systems could result in vulnerabilities, delays or errors in our offerings and compromise the integrity, security, or privacy of the generated content and applicable infrastructure. These limitations or failures could result in reputational damage, legal liabilities, increased regulatory scrutiny, or loss of client confidence which, in turn, could result in lower than anticipated demand and have a material adverse effect on our business, financial condition and results of operations.
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

INSIGHT ENTERPRISES, INC.
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
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business. We have a substantial amount of indebtedness. As of December 31, 2024, we had $864.1 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $217.6 million of obligations outstanding under our inventory financing agreements. At December 31, 2024, $332.9 million of our outstanding debt relates to the Convertible Notes that are convertible at the option of the holders and mature in February 2025, and as a result are classified as a current liability. Additionally, pursuant to an indenture, we issued an aggregate principal amount of $500.0 million in senior unsecured notes due 2032. We also have the ability to borrow an additional $1.8 billion under our senior secured credit facility. Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:
•requiring us to dedicate a substantial portion of our cash flow from operations to debt service payments on our and our subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

INSIGHT ENTERPRISES, INC.
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
Our acquisition strategy may increase our outstanding debt and interest expense and decrease the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. To fund our acquisition initiatives, we increase our total borrowings from time to time, such as with the recent acquisitions of SADA and Infocenter. These additional borrowings have the effect of increasing our future interest expenses and require escalating amortization payments. Additionally, certain of our financing facilities have interest rates that vary based on market conditions and on utilization, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.
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

INSIGHT ENTERPRISES, INC.
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
Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, upon vesting of restricted stock units, upon conversion of the Convertible Notes and upon exercise of the Warrants. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our information security program is managed by a dedicated Chief Information Security Officer (“CISO”) who is responsible, along with his team, for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our CISO has served in that role since 2021 and has been in cybersecurity related roles for more than 25 years, including with two publicly traded companies. Our Board of Directors has delegated oversight of risks from cybersecurity threats through our information security program to our Audit Committee, which receives updates twice a year on the program and on an as needed basis from our CISO regarding risks from cybersecurity threats. Our CISO additionally provides periodic updates to our Board of Directors, our Chief Executive Officer and other senior management members, including through our overall Enterprise Risk Management Program. These updates include, among other risk management issues, updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.
Our information security program leverages components from industry frameworks and generally recognized best practices, including International Organization for Standardization 27001 and National Institute of Standards and Technology ("NIST") standards, such as the NIST Cybersecurity Framework, which emphasizes identification, protection, detection, response and recovery. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Board of Directors. We also collaborate with thought leaders in cybersecurity including with key vendors, clients, business partners, industry

INSIGHT ENTERPRISES, INC.
participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and improve the effectiveness of our information security policies and procedures. This collaboration allows us to rapidly adopt industry best practices developed through firsthand experience mitigating cyber incidents. Our program also includes processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our overall business strategy, results of operations, or financial condition over the long term. For additional information regarding cybersecurity-related risks we face, see "Risk Factors – Risks Related to Our Technology, Data and Intellectual Property – Cyberattacks, data incidents and breaches in the security (i) of our information systems and networks, (ii) of the products we sell and services we provide, and (iii) of the electronic and confidential information in our possession could materially adversely impact our financial condition, results of operations, reputation, and relationships with clients, partners, vendors, and teammates," in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Item 2. Properties
Our principal executive office is located in Chandler, Arizona. At December 31, 2024, we owned or leased approximately 1.7 million square feet of office and warehouse space, and, while approximately 69% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 15 countries in EMEA and we lease office facilities in 7 countries in APAC. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. Information about significant sales, distribution, services and administration facilities in use as of December 31, 2024 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Chandler, Arizona, USA	Executive Office, Sales and Administration, Network Operations Center and Client Support Center	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Fort Worth, Texas, USA	Services, Distribution and Administration	Lease
	Edmonton, Alberta, Canada	Sales, Distribution and Administration	Lease
	Winnipeg, Manitoba, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Sales and Administration	Lease
	Montreal, Quebec, Canada	Distribution	Lease
	Calgary, Alberta, Canada	Sales, Distribution and Administration	Lease
	Mississauga, Ontario, Canada	Sales and Administration	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Lease
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Paris, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease
	Chisinau, Moldova	Services	Lease
	Timisoara, Romania	Services	Lease

APAC	Sydney, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Melbourne, Australia	Sales and Administration	Lease
	Auckland, New Zealand	Sales and Administration	Lease
	Hong Kong	Sales and Administration	Lease
	Shanghai, China	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease

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
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. As of February 7, 2025, we had 31,777,678 shares of common stock outstanding held by 36 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains certain covenants that restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	$300,000,476
November 1, 2024 through November 30, 2024	—	—	—	300,000,476
December 1, 2024 through December 31, 2024	—	—	—	300,000,476
	—		—

On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, including $100.0 million that remained available from prior authorizations. During 2024, this repurchase authorization was substantially exhausted. On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, in addition to any amount that remained from prior authorizations. As of December 31, 2024, approximately $300.0 million remained available for repurchases under our share repurchase plan.

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

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2019 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$108.00	$152.00	$143.00	$252.00	$216.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	121.00	153.00	123.00	155.00	193.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	177.00	240.00	176.00	263.00	342.00
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
Full year 2024 financial and operational highlights included the following:
•We reported gross profit of $1.8 billion and record gross margin of 20.3%, primarily driven by margin expansion in North America.
•We generated cash flows from operations of $632.8 million.
•In May 2024, we acquired Infocenter to strengthen our digital transformation capabilities leveraging their deep expertise in ServiceNow’s comprehensive suite of capabilities.
On a consolidated basis, for the year ended December 31, 2024:
•Net sales of $8.7 billion decreased 5% compared to 2023.
•Gross profit of $1.8 billion increased 6% compared to 2023.
•Consolidated gross margin expanded approximately 210 basis points to a record 20.3% of net sales in 2024. This increase reflects expansion in margin from services net sales, primarily from growth in Insight Delivered services and cloud solution offerings.
•Earnings from operations decreased to $388.6 million in 2024, a decrease of 7% compared to the prior year, which represented 4.5% of net sales.
•Our effective tax rate in 2024 was 25.0%, which compares to our effective tax rate of 25.6% in 2023.
•Net earnings and diluted net earnings per share were $249.7 million and $6.55, respectively, in 2024. In 2023, we reported net earnings of $281.3 million and diluted net earnings per share of $7.55.
The results of operations for 2024 include the following items:
•severance and restructuring expenses, net of $25.0 million, $18.6 million net of tax;
•acquisition and integration related expenses of $2.7 million, $2.5 million net of tax; and
•the repurchase of approximately 1.0 million shares of the Company’s common stock for an aggregate cost of $200.0 million.

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

In discussing financial results for 2024 and 2023, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with GAAP. When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

Throughout the “Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses and earnings from operations on a consolidated basis and in North America, EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates, which are also considered to be non-GAAP measures. We believe providing this information excluding the effects of fluctuating foreign currency exchange rates provides valuable supplemental information to investors regarding our underlying business and results of operations, consistent with how we, including our management, evaluate our performance. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period. The performance measures excluding the effects of fluctuating foreign currency exchange rates should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.
During 2024, we generated $632.8 million of cash from operating activities and primarily utilized cash for strategic acquisitions, to repurchase shares of our common stock, to repay debt and for payment of earnouts and other acquisition related payments. We had net repayments of $554.1 million under our ABL facility and issued $500.0 million in principal amount of Senior Notes. We ended the year with $259.2 million of cash and cash equivalents and $864.1 million of debt outstanding under our long-term debt facilities, including $332.9 million related to the Convertible Notes that are classified as a current liability at December 31, 2024.
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

Inflation contributed to higher interest rates on all of our variable rate facilities in 2024 compared to 2023. While these interest rates are expected to eventually decrease, we continue to anticipate higher than historical rates throughout most of 2025. We are actively monitoring

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
changes to the global macroeconomic environment, including those impacting our supply chain and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects in 2025 and beyond.
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2024 and 2023:

	2024	2023
Net sales	100.0%	100.0%
Costs of goods sold	79.7	81.8
Gross profit	20.3	18.2
Operating expenses:
Selling and administrative expenses	15.4	13.5
Severance and restructuring expenses and acquisition-related expenses, net	0.4	0.1
Earnings from operations	4.5	4.6
Non-operating expense, net	0.6	0.5
Earnings before income taxes	3.9	4.1
Income tax expense	1.0	1.0
Net earnings	2.9%	3.1%
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to effectively shift our focus and efficiently respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.
Our results of operations include the results of Amdaris, SADA and Infocenter from their respective acquisition dates.
2024 Compared to 2023
Net Sales. Net sales decreased 5%, or $0.5 billion, in 2024 compared to 2023. Net sales of products (hardware and software) decreased 8%, year to year, while net sales of services increased 9%, year over year, in 2024 compared to 2023. Our net sales by operating segment for 2024 and 2023 were as follows (dollars in thousands):

	2024	2023	% Change
North America	$7,054,580	$7,382,354	(4%)
EMEA	1,414,097	1,563,654	(10%)
APAC	233,021	229,832	1%
Consolidated	$8,701,698	$9,175,840	(5%)

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for North America for 2024 and 2023 were as follows (dollars in thousands):

	North America
Sales Mix	2024	2023	% Change
Hardware	$4,038,341	$4,498,466	(10%)
Software	1,721,403	1,669,046	3%
Services	1,294,836	1,214,842	7%
	$7,054,580	$7,382,354	(4%)
Net sales in North America decreased 4%, or $327.8 million, in 2024 compared to 2023. This net decrease reflects a decrease in hardware net sales, partially offset by increases in software and services net sales. Net sales of hardware decreased 10%, year to year. Net sales of software and services increased 3% and 7%, respectively, year over year. The changes were primarily the result of the following:
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients due to lower demand. This decrease reflects lower sales of devices and infrastructure. We believe these decreases reflect client decisions around timing of device refreshes and investment responses to challenges in the broader macroeconomic environment. We expect this trend could continue into 2025.
•The increase in services net sales was primarily due to higher sales of cloud solution offerings including from SADA and an increase in sales of Insight Delivered services from SADA and Infocenter, partially offset by declines in sales of Insight Delivered services from our organic business and in software maintenance. Our North America organic business excludes SADA, which we acquired on December 1, 2023 and excludes Infocenter, which we acquired on May 1, 2024.
•The increase in software net sales was primarily due to a significant multiyear transaction in the first quarter, partially offset by changes in certain vendor relationships (shifting from a principal to agent role), as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
Our net sales by offering category for EMEA for 2024 and 2023, were as follows (dollars in thousands):

	EMEA
Sales Mix	2024	2023	% Change
Hardware	$501,111	$546,621	(8%)
Software	626,372	784,717	(20%)
Services	286,614	232,316	23%
	$1,414,097	$1,563,654	(10%)
Net sales in EMEA decreased 10% (decreased 11% excluding the effects of fluctuating foreign currency exchange rates), or $149.6 million, in 2024 compared to 2023. This net decrease reflects a decrease in software and hardware net sales, partially offset by an increase in services net sales. Net sales of software and hardware were down 20% and 8%, respectively, year to year, partially offset by an increase in services net sales of 23%, year over year. The changes were primarily the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and public sector clients and also reflects changes in certain vendor relationships.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The decrease in hardware net sales was primarily due to lower volume of sales to public sector clients due to lower demand.
•The increase in services net sales was due to increased sales of Insight Delivered services from Amdaris, which we acquired in August 2023, partially offset by declines in sales of Insight Delivered services from our EMEA organic business. Our EMEA organic business primarily excludes Amdaris.
Our net sales by offering category for APAC for 2024 and 2023, were as follows (dollars in thousands):

	APAC
Sales Mix	2024	2023	% Change
Hardware	$35,448	$43,850	(19%)
Software	92,965	88,688	5%
Services	104,608	97,294	8%
	$233,021	$229,832	1%
Net sales in APAC increased 1% (increased 2% excluding the effects of fluctuating foreign currency rates), or $3.2 million, in 2024 compared to 2023. Net sales of services and software increased 8% and 5%, respectively, year over year, partially offset by a decrease in hardware net sales of 19% year to year. The net changes were primarily the result of the following:
•The increase in services net sales was due to higher sales of cloud solution offerings that are recorded on a net sales recognition basis in the services net sales category and increased sales of Insight Delivered services.
•The increase in software net sales was primarily due to higher volume of sales to enterprise and public sector clients, partially offset by the continued migration of on-premise software toward higher sales of cloud solution offerings.
•The decrease in hardware net sales was due to lower volume of sales to large enterprise and corporate clients.
Net sales by category for North America, EMEA and APAC were as follows for 2024 and 2023:

	North America		EMEA		APAC
Sales Mix	2024	2023	2024	2023	2024	2023
Hardware	57%	61%	36%	35%	15%	19%
Software	25%	23%	44%	50%	40%	39%
Services	18%	16%	20%	15%	45%	42%
	100%	100%	100%	100%	100%	100%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Gross Profit. Gross profit increased 6%, or $96.5 million, in 2024 compared to 2023, with gross margin increasing approximately 210 basis points to 20.3% of net sales. Gross profit and gross margin also increased in each of our operating segments in 2024 compared to 2023. Our gross profit and gross profit as a percent of net sales by operating segment for 2024 and 2023 were as follows (dollars in thousands):

	2024	% of Net Sales	2023	% of Net Sales
North America	$1,401,994	19.9%	$1,345,955	18.2%
EMEA	293,188	20.7%	259,987	16.6%
APAC	70,834	30.4%	63,583	27.7%
Consolidated	$1,766,016	20.3%	$1,669,525	18.2%
North America’s gross profit increased 4%, or $56.0 million, in 2024 compared to 2023. As a percentage of net sales, gross margin expanded by approximately 170 basis points year over year. The year over year net increase in gross margin was primarily attributable to the following:
•A net increase in product margin of 15 basis points year over year. This increase was primarily due to slightly higher margins on software net sales compared to the prior year.
•An expansion in services margin year over year of 149 basis points was due to higher margins generated from increased cloud solution offerings, including margin expansion contributed by SADA and from increased sales of Insight Delivered services from SADA and Infocenter.
EMEA’s gross profit increased 13% (increased 11% excluding the effects of fluctuating foreign currency exchange rates), or $33.2 million, in 2024 compared to 2023. As a percentage of net sales, gross margin expanded 410 basis points to 20.7%. The year over year net increase in gross margin was primarily attributable to the following:
•An expansion in services margin year over year of 321 basis points primarily due to higher margins from increased sales of Insight Delivered services from Amdaris.
•A net increase in product margin of 90 basis points year over year. This increase was primarily due to higher margins on hardware compared to the prior year.
APAC’s gross profit increased 11% (increased 12% excluding the effects of fluctuating foreign currency exchange rates), or $7.3 million, in 2024 compared to 2023. As a percentage of net sales, gross margin increased by approximately 270 basis points year over year. The expanded gross margin for APAC in 2024 compared to 2023 was due primarily to changes in sales mix to services net sales, including Insight Delivered services that are sold at higher margins than product net sales.
Our overall gross margins expanded in 2024 compared to 2023, as expected. We believe this trend could continue into future periods as we focus on selling solutions and increasing our services net sales. As a result of certain partner program changes, we believe we may not experience significant growth in cloud gross profit in 2025 compared to 2024.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $106.9 million in 2024 compared to 2023. Selling and administrative expenses also increased approximately 190 basis points as a percentage of net sales in 2024 compared to 2023. The overall net increase in expenses reflects an increase of $43.9 million in personnel costs, including teammate benefits, an increase in depreciation and amortization expense of $35.5 million, and a net increase in other expenses of $15.5 million, year over year. The increase in personnel costs reflects higher teammate headcount for the majority of 2024 from the acquisitions of Amdaris, SADA and Infocenter, partially offset by reductions in the fourth quarter of 2024, combined with the impact of merit increases. The increase in depreciation and amortization expenses were also

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
the result of the Amdaris, SADA and Infocenter acquisitions. The net increase in other expenses reflects increases in service agreement expenses and an increase in transformation costs. We incurred transformation costs in 2024 of $18.4 million compared to $16.6 million in 2023. These costs are unique in nature and are not expected to recur in the longer term. These increases in other expenses were partially offset by recoveries in excess of costs incurred of $2.1 million in 2024 related to a third-party data center service outage compared to costs incurred in excess of recoveries of $5.0 million in the prior year combined with net gains of $7.8 million from the change in the revaluation of earnout liabilities, with no such activity in the prior year. On July 29, 2023, a third-party data center that hosts network environments for certain Insight managed services clients, experienced a security incident that resulted in a service outage at the data center. The incident did not impact any of Insight's information systems, credentials, or data. To support our clients that were impacted, the Company paid for certain equipment and services required to resolve the outage.
Severance and Restructuring Expenses, Net. During 2024, we recorded severance and restructuring expenses, net of adjustments, totaling $34.0 million. The increase compared to 2023 was primarily due to actions taken to reduce both our teammate count, particularly non-technical resources, as well as strategic reductions in physical locations within the United States. These expenses were partially offset by net gains on the sale of properties due to restructuring of $2.4 million. During 2023, we recorded severance expense, net of adjustments, totaling $12.9 million. These expenses were partially offset by net gains on the sale of properties due to restructuring of $6.8 million.
Acquisition and Integration-related Expenses. During 2024, we incurred $2.7 million in direct third-party costs primarily related to the acquisition of Infocenter. During 2023, we incurred $7.4 million in direct third-party costs primarily related to the acquisitions of SADA and Amdaris. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our acquisitions.
Earnings from Operations. Earnings from operations decreased 7%, or $31.2 million, year to year, in 2024 compared to 2023. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for 2024 and 2023 (dollars in thousands):

	2024	% of Net Sales	2023	% of Net Sales
North America	$319,068	4.5%	$362,082	4.9%
EMEA	46,218	3.3%	38,128	2.4%
APAC	23,298	10.0%	19,585	8.5%
Consolidated	$388,584	4.5%	$419,795	4.6%
North America’s earnings from operations decreased 12%, or $43.0 million, year to year, in 2024 compared to 2023. As a percentage of net sales, earnings from operations decreased by approximately 40 basis points to 4.5%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses, partially offset by an increase in gross profit and a decrease in acquisition and integration related expenses.
EMEA’s earnings from operations increased 21% (increasing 20% excluding the effects of fluctuating foreign currency exchange rates), or $8.1 million, year over year, in 2024 compared to 2023. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 3.3%. The increase in earnings from operations was primarily driven by increases in gross profit and a decrease in acquisition and integration related expenses, partially offset by increases in selling and administrative expenses and severance and restructuring expenses.
APAC’s earnings from operations increased 19% (increasing 20% excluding the effects of fluctuating foreign currency exchange rates), or $3.7 million, year over year, in 2024 compared to 2023. As a percentage of net sales, earnings from operations increased by approximately 150

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
basis points to 10.0%. The increase in earnings from operations reflects an increase in gross profit, partially offset by increases in selling and administrative expenses, severance and restructuring expenses and acquisition and integration related expenses.
Adjusted Earnings from Operations. Adjusted earnings from operations increased 2%, or $10.2 million, year over year, in 2024 compared to 2023. Our Adjusted earnings from operations and Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for 2024 and 2023 (dollars in thousands):

	2024	% of Net Sales	2023	% of Net Sales
North America	$421,977	6.0%	$424,359	5.7%
EMEA	55,936	4.0%	47,570	3.0%
APAC	24,459	10.5%	20,198	8.8%
Consolidated	$502,372	5.8%	$492,127	5.4%
North America’s Adjusted earnings from operations decreased 1%, or $2.4 million, year to year, in 2024 compared to 2023. As a percentage of net sales, Adjusted earnings from operations increased by approximately 30 basis points to 6.0%. The decrease in Adjusted earnings from operations was primarily driven by increases in selling and administrative expenses, partially offset by an increase in gross profit.
EMEA’s Adjusted earnings from operations increased 18% (increasing 16% excluding the effects of fluctuating foreign currency exchange rates), or $8.4 million, year over year, in 2024 compared to 2023. As a percentage of net sales, Adjusted earnings from operations increased by approximately 100 basis points to 4.0%. The increase in Adjusted earnings from operations was primarily driven by increases in gross profit, partially offset by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations increased 21% (increasing 22% excluding the effects of fluctuating foreign currency exchange rates), or $4.3 million, year over year, in 2024 compared to 2023. As a percentage of net sales, Adjusted earnings from operations increased by approximately 170 basis points to 10.5%. The increase in Adjusted earnings from operations reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses.
Non-Operating Expense (Income).

Interest Expense, net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense increased 41%, or $19.7 million, in 2024 compared to 2023. This was primarily due to the issuance of the Senior Notes and higher loan balances under our ABL facility. This was partially offset by higher interest income earned in 2024 and decreased imputed interest under our inventory financing facilities. Imputed interest under our inventory financing facilities decreased $3.6 million due to lower average daily balances in 2024 compared to 2023. For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Income Tax Expense. Our effective tax rate for 2024 was 25.0% compared to 25.6% in 2023. The decrease in the tax rate was primarily due to additional research and transferable energy tax credit benefits available in 2024 as compared to 2023.

The effective tax rate in 2024 was higher than the federal statutory rate of 21.0% primarily due to state income taxes and higher taxes on earnings in foreign jurisdictions. These increases were offset partially by research and transferable energy tax credits. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations exclude (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, and (vii) certain third-party data center service outage related expenses and recoveries, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

2024 Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$319,068	$46,218	$23,298	$388,584
Amortization of intangible assets	62,377	6,912	292	69,581
Change in fair value of earnout liabilities, net	(1,419)	(6,430)	—	(7,849)
Other(a)(c)	41,951	9,236	869	52,056
Adjusted non-GAAP earnings from operations	$421,977	$55,936	$24,459	$502,372

GAAP EFO as a percentage of net sales	4.5%	3.3%	10.0%	4.5%
Adjusted non-GAAP EFO as a percentage of net sales	6.0%	4.0%	10.5%	5.8%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

2023 Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$362,082	$38,128	$19,585	$419,795
Amortization of intangible assets	32,514	3,277	440	36,231
Other(b)(c)	29,763	6,165	173	36,101
Adjusted non-GAAP earnings from operations	$424,359	$47,570	$20,198	$492,127

GAAP EFO as a percentage of net sales	4.9%	2.4%	8.5%	4.6%
Adjusted non-GAAP EFO as a percentage of net sales	5.7%	3.0%	8.8%	5.4%

(a)	In North America, other includes transformation costs of $18.4 million and data center service outage recoveries of $2.1 million for the year ended December 31, 2024
(b)	In North America, other includes transformation costs of $16.6 million and data center service outage related expenses, net of recoveries of $5.0 million for the year ended December 31, 2023
(c)
Includes severance and restructuring expenses, net of $31.6 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively. Includes acquisition and integration related expenses of $2.9 million and $7.4 million for the years ended December 31, 2024 and 2023, respectively.

2023 Compared to 2022
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for 2024 and 2023 (in thousands):

	2024	2023
Net cash provided by operating activities	$632,845	$619,531
Net cash used in investing activities	(303,278)	(505,201)
Net cash used in financing activities	(321,271)	(16,712)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(17,614)	7,449
(Decrease) increase in cash, cash equivalents and restricted cash	(9,318)	105,067
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$261,467	$270,785
Cash and Cash Flow
•Our primary uses of cash during 2024 were to fund the acquisition of Infocenter, repay debt, including principal upon conversion of a portion of the Convertible Notes, fund repurchases of our common stock and to pay earnouts and other acquisition related payments.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•Operating activities generated $632.8 million in cash in 2024, compared to $619.5 million in 2023.
•We received proceeds from the sale of assets of $13.8 million in 2024, compared to $15.5 million in 2023.
•We had net repayments under our inventory financing facilities of $13.6 million in 2024 compared to net repayments of $70.4 million in 2023.
•Net repayments under our ABL facility were $554.1 million in 2024. Net borrowings under our ABL facility were $299.6 million in 2023.
•We issued $500.0 million in principal amount of Senior Notes, which we used to pay down a portion of our borrowings under our ABL facility.
•Capital expenditures were $46.8 million in 2024 compared to $39.3 million in 2023.
•During 2024, we repurchased an aggregate of $200.0 million of our common stock compared to an aggregate of $217.1 million repurchased during 2023.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations, as well as other strategic acquisitions, over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, early settlement of a portion of the Warrants in cash (as discussed further below), principal payment on the Convertible Notes that mature in February 2025, debt repayments and repayment of our inventory financing facilities for the next 12 months. We currently expect to fund known cash commitments beyond the next 12 months through operating cash activities and/or other available financing resources.
Net cash provided by operating activities.
•Cash flow from operating activities in 2024 was $632.8 million, compared to $619.5 million in 2023. The nominal increase in cash flow from operating activities was partially driven by a decrease in hardware net sales. We have an inverted cash cycle resulting from typically paying partners on shorter terms than we provide to our clients. This generally means in periods of declining hardware sales, we typically generate increased cash from operations.
Our consolidated cash flow operating metrics for the quarters ended December 31, 2024 and 2023 were as follows:

	2024	2023
Days sales outstanding in ending accounts receivable (“DSOs”) (a)	185	147
Days inventory outstanding (“DIOs”) (b)	7	9
Days purchases outstanding in ending accounts payable (“DPOs”) (c)	(185)	(127)
Cash conversion cycle (days) (d)	7	29
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
(d)Calculated as DSOs plus DIOs, less DPOs.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•Our cash conversion cycle was 7 days in the quarter ended December 31, 2024, a decrease of 22 days when compared to the fourth quarter of 2023.
•The changes in our cash conversion cycle compared to the same period in the prior year resulted from the net effect of a 58 day increase in DPOs and a 2 day decrease in DIOs partially offset by a 38 day increase in DSOs.
•The changes in our cash conversion cycle year over year were primarily the result of:
•The impact to DPOs of netting on certain revenue streams (agent net revenue) that flow through accounts payable on a gross basis while flowing through our income statement on a net basis including a significant agency transaction that based on its terms had not cleared by quarter end as well as changes in vendor mix;
•the benefit to DIOs of the reduction in hardware sales; and
•the impact to DSOs of netting on certain revenue streams (agent net revenue) that flow through accounts receivable on a gross basis while flowing through our income statement on a net basis including a significant agency transaction that based on its terms had not cleared by quarter end.
•Our cash conversion cycle is impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from both net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, our DSO and DPO calculated on the basis of unadjusted net sales and unadjusted cost of goods sold are inherently inflated. Netted costs were $2.2 billion and $1.8 billion in the fourth quarter of 2024 and 2023, respectively. Adjusting our cash conversion cycle calculation by adding netted costs to both daily net sales and daily costs of goods sold results in an increase in our cash conversion cycle from 7 days to 14 days in the fourth quarter of 2024 and a reduction from 29 days to 22 days in the fourth quarter of 2023, which we believe provides a more accurate reflection of our cash flow operating metrics.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in 2025, in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to settle a portion of the Warrants in cash, and for strategic acquisitions.
Net cash used in investing activities.
•We paid $265.0 million to acquire Infocenter on May 1, 2024, net of cash and cash equivalents acquired of $5.1 million. Additionally, we paid $5.2 million, net of cash and cash equivalents acquired, for an entity in our EMEA segment, on July 1, 2024.
•We acquired SADA and Amdaris for approximately $398.6 million and $82.9 million, respectively, net of cash and cash equivalents acquired and excluding earn outs and hold backs in 2023.
•We received proceeds from the sale of assets, including properties held for sale, of $13.8 million and $15.5 million in 2024 and 2023, respectively.
•Capital expenditures were $46.8 million and $39.3 million in 2024 and 2023, respectively. The majority of the capital expenditures in 2024 were used for our new Texas distribution facility and to fund technology related projects.
•We expect total capital expenditures in 2025 to be in the range of $35.0 to $40.0 million.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash used in financing activities.
•In May 2024, we issued $500.0 million in principal amount of Senior Notes, which we used to pay down a portion of our borrowings under our ABL facility.
•During 2024, we had net repayments on our long-term debt under our ABL facility of $554.1 million and had net repayments under our inventory financing facilities of $13.6 million.
•During 2023, we had net borrowings on our long-term debt under our ABL facility of $299.6 million and had net repayments under our inventory financing facilities of $70.4 million.
•In 2024, we made earnout and acquisition related payments of $20.3 million associated with our Amdaris and Hanu acquisitions.
•In 2024, we also funded $200.0 million of repurchases of our common stock, compared to $217.1 million purchased during 2023.
•We expect to partially settle the warrants associated with the Convertible Notes in cash in the first half of 2025.
2023 Compared to 2022
For a comparison of our cash flows for the fiscal years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 22, 2024.
Financing Facilities
Our debt balance as of December 31, 2024 was $864.1 million. As of December 31, 2024, the current portion of our long-term debt primarily relates to the Convertible Notes.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Convertible Notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2024, no such events have occurred.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2024, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At December 31, 2024, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of December 31, 2024, eligible accounts receivables and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $39.0 million was outstanding.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash Requirements From Contractual Obligations
At December 31, 2024, our contractual obligations for continuing operations primarily consist of:
•$217.6 million under our inventory financing facilities due in 2025;
•$96.8 million under operating leases, the majority of which are due from 2025 through 2028;
•remaining contingent consideration (earnout payments) associated with our acquisition of SADA, up to a maximum of $240.0 million, payable upon certain defined contingencies being met for 2025 and 2026 that would be paid in 2026 and 2027, respectively;
•contingent consideration (earnout payments) associated with our acquisition of Amdaris, up to a maximum of $9.0 million, payable upon certain defined contingencies being met for 2025 that would be paid in 2026;
•contingent consideration (earnout payments) associated with our acquisition of Infocenter, up to a maximum of $106.3 million, payable upon certain defined contingencies being met for the years ended April 30, 2025 and April 30, 2026 that would be paid in 2025 and 2026, respectively;
•a purchase commitment related to cloud services of $78.9 million that must be met by September 2029;
•a purchase commitment related to software as a service of $26.1 million that must be met by November 2026;
•$39.0 million outstanding under our ABL facility maturing in 2027;
•$500.0 million outstanding under our Senior Notes maturing in 2032; and
•$333.1 million principal amount due on the Convertible Notes maturing in February 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the United States. Certain of our foreign earnings were deemed distributed as a result of the Tax Cuts and Jobs Act of 2017; however, for years subsequent to 2017, we continue to assert indefinite reinvestment of foreign earnings for certain of our foreign subsidiaries. As of December 31, 2024, we had approximately $217.0 million in cash and cash equivalents in our foreign subsidiaries, the majority of which reside in Canada, Australia, New Zealand and The Netherlands. Certain of these cash balances will be remitted to the U.S. by paying down intercompany payables generated in the ordinary course of business or through dividend distributions.
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
Acquisitions
Our strategy includes the possible acquisition of, or investments in, other businesses to expand or complement our operations or to add certain services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt, issuance of stock or some combination of the three. See Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisitions of Infocenter in May 2024, SADA in December 2023, Amdaris in August 2023 and Hanu in June 2022.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Inflation
With the exception of the impact on our variable interest rate debt facilities, we have historically not been adversely affected by inflation, as technological advances and competition within the IT industry have generally caused the prices of the products we sell to decline and product life cycles tend to be short. This requires our growth in unit sales to exceed the decline in prices in order to increase our net sales. We believe that most price increases could be passed on to our clients, as prices charged by us are not set by long-term contracts; however, as a result of competitive pressure, there can be no assurance that the full effect of any such price increases could be passed on to our clients.

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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate impairment of goodwill during the past three fiscal years. Our assessments in the past three fiscal years have been qualitative assessments and no quantitative assessments have been deemed necessary. Additionally, during each of the years ended December 31, 2024, 2023 and 2022 we analyzed each of our reporting units and determined that no impairment charge was necessary.

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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate the fair value of assets acquired and liabilities assumed during the past three fiscal years. While management believes the expectations and assumptions used in valuing assets acquired and liabilities assumed are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could then result in subsequent impairment. Any such impairment charges could have a material effect on our results of operations. We completed two business combinations in fiscal 2024, including an acquisition in EMEA, and two business combinations in fiscal 2023. We have not made any material adjustments to our financial statements as a result of business combination key assumptions not being consistent with our estimates in the past three fiscal years.
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

To the Stockholders and the Board of Directors
Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Phoenix, Arizona
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Insight Enterprises, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Insight Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ KPMG LLP
Phoenix, Arizona
February 14, 2025

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$259,234	$268,730
Accounts receivable, net	4,172,104	3,568,290
Inventories	122,581	184,605
Contract assets, net	81,980	120,518
Other current assets	208,723	189,158
Total current assets	4,844,622	4,331,301
Long-term contract assets, net	86,953	132,780
Property and equipment, net	215,678	210,061
Goodwill	893,516	684,345
Intangible assets, net	426,493	369,687
Long-term accounts receivable	845,943	412,666
Other assets	135,373	145,510
	$7,448,578	$6,286,350
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$3,059,667	$2,255,183
Accounts payable—inventory financing facilities	217,604	231,850
Accrued expenses and other current liabilities	512,052	538,346
Current portion of long-term debt	332,879	348,004
Total current liabilities	4,122,202	3,373,383
Long-term debt	531,233	592,517
Deferred income taxes	64,459	27,588
Long-term accounts payable	799,546	353,794
Other liabilities	160,527	203,335
	5,677,967	4,550,617
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,778 and 32,590 shares issued and outstanding in 2024 and 2023, respectively	318	326
Additional paid-in capital	342,893	328,607
Retained earnings	1,508,558	1,448,412
Accumulated other comprehensive loss – foreign currency translation adjustments	(81,158)	(41,612)
Total stockholders’ equity	1,770,611	1,735,733
	$7,448,578	$6,286,350
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net sales:
Products	$7,015,640	$7,631,388	$8,947,787
Services	1,686,058	1,544,452	1,483,404
Total net sales	8,701,698	9,175,840	10,431,191
Costs of goods sold:
Products	6,259,815	6,859,178	8,111,252
Services	675,867	647,137	683,372
Total costs of goods sold	6,935,682	7,506,315	8,794,624
Gross profit:
Products	755,825	772,210	836,535
Services	1,010,191	897,315	800,032
Gross profit	1,766,016	1,669,525	1,636,567
Operating expenses:
Selling and administrative expenses	1,343,151	1,236,243	1,216,660
Severance and restructuring expenses, net	31,605	6,091	4,235
Acquisition and integration related expenses	2,676	7,396	1,972
Earnings from operations	388,584	419,795	413,700
Non-operating expense (income):
Interest expense, net	58,036	41,124	39,497
Other (income) expense, net	(2,365)	817	(230)
Earnings before income taxes	332,913	377,854	374,433
Income tax expense	83,222	96,545	93,825
Net earnings	$249,691	$281,309	$280,608
Net earnings per share:
Basic	$7.73	$8.53	$8.04
Diluted	$6.55	$7.55	$7.66
Shares used in per share calculations:
Basic	32,286	32,991	34,903
Diluted	38,136	37,241	36,620

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net earnings	$249,691	$281,309	$280,608
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(39,546)	17,190	(31,708)
Total comprehensive income	$210,145	$298,499	$248,900
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	184	2	—	—	(12,040)			(12,038)
Stock-based compensation expense	—	—	—	—	33,971	—	—	33,971
ESPP	27	—	—	—	4,477	—	—	4,477
Shares issued upon conversion of Convertible Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(1,023)	(200,020)	—	—	—	(200,020)
Retirement of treasury stock	(1,023)	(10)	1,023	200,020	(10,465)	—	(189,545)	—
Excise tax on stock repurchases	—	—	—	—	(1,657)	—	—	(1,657)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(39,546)	—	(39,546)
Net earnings	—	—	—	—	—	—	249,691	249,691
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	215	2	—	—	(10,797)	—	—	(10,795)
Stock-based compensation expense	—	—	—	—	28,951	—	—	28,951
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,555)	—
Excise tax on stock repurchases	—	—	—	—	(1,882)	—	—	(1,882)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	17,190	—	17,190
Net earnings	—	—	—	—	—	—	281,309	281,309
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Balances at December 31, 2021	34,897	$349	—	$—	$368,282	$(27,094)	$1,167,690	$1,509,227
Cumulative effect of accounting change	—	—	—	—	(44,731)	—	17,789	(26,942)
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	220	2	—	—	(7,907)	—	—	(7,905)
Stock-based compensation expense	—	—	—	—	22,710	—	—	22,710
Repurchase of treasury stock	—	—	(1,109)	(107,922)	—	—	—	(107,922)
Retirement of treasury stock	(1,108)	(11)	1,109	107,922	(10,482)	—	(97,429)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(31,708)	—	(31,708)
Net earnings	—	—	—	—	—	—	280,608	280,608
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$249,691	$281,309	$280,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,137	62,476	56,614
Provision for losses on accounts receivable	10,038	5,062	6,066
Non-cash stock-based compensation	33,971	28,951	22,710
Deferred income taxes	8,296	(13,080)	(9,251)
Amortization of debt issuance costs	5,591	4,870	6,105
Net change on revaluation of earnout liabilities	(7,848)	—	—
Other adjustments	1,054	234	2,035
Changes in assets and liabilities:
Increase in accounts receivable	(656,092)	(11,892)	(406,370)
Decrease in inventories	54,439	75,729	53,711
Decrease (increase) in contract assets	58,433	(13,840)	(3,152)
Increase in long-term accounts receivable	(454,887)	(126,850)	(17,015)
Decrease in other assets	16,199	34,061	48,025
Increase in accounts payable	825,555	216,229	53,607
Increase in long-term accounts payable	441,881	111,790	7,931
Decrease in accrued expenses and other liabilities	(51,613)	(35,518)	(3,518)
Net cash provided by operating activities:	632,845	619,531	98,106
Cash flows from investing activities:
Proceeds from sale of assets	13,751	15,515	1,346
Purchases of property and equipment	(46,782)	(39,252)	(70,939)
Acquisitions, net of cash and cash equivalents acquired	(270,247)	(481,464)	(68,248)
Net cash used in investing activities:	(303,278)	(505,201)	(137,841)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	4,622,416	4,587,596	4,678,212
Repayments on ABL revolving credit facility	(5,176,546)	(4,288,036)	(4,433,510)
Net repayments under inventory financing facilities	(13,577)	(70,408)	(8,307)
Proceeds from issuance of senior unsecured notes	500,000	—	—
Payment of debt issuance costs	(8,652)	—	—
Repayment of principal on the Convertible Notes	(16,895)	—	—
Repurchases of common stock	(200,020)	(217,108)	(107,922)
Earnout and acquisition related payments	(20,286)	(15,615)	—
Other payments	(7,711)	(13,141)	(14,466)
Net cash (used in) provided by financing activities:	(321,271)	(16,712)	114,007
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(17,614)	7,449	(14,531)
(Decrease) increase in cash, cash equivalents and restricted cash	(9,318)	105,067	59,741
Cash, cash equivalents and restricted cash at beginning of period	270,785	165,718	105,977
Cash, cash equivalents and restricted cash at end of period	$261,467	$270,785	$165,718
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
Acquisitions
Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of Infocenter.io Corporation ("Infocenter") for a cash purchase price of $265,000,000, net of cash and cash equivalents acquired of $5,103,000, and excluding the estimated fair value of earn outs, reported in other liabilities, of up to $106,250,000.
Effective December 1, 2023, we acquired SADA Systems, LLC ("SADA"), a provider of cloud consultancy and technical services, for a cash purchase price of approximately $399,762,000, net of cash and cash equivalents acquired of $24,701,000 and excluding the estimated fair value of earn outs, reported in other liabilities, with a range of payouts through 2027 of $0 to $390,000,000. The acquisition was funded through a combination of cash on hand and borrowings under our senior secured revolving credit facility (the “ABL facility”).
Effective August 17, 2023, we acquired Amdaris Group Limited (“Amdaris”), a software development and digital services specialist, for a cash purchase price of approximately $82,875,000, net of cash and cash equivalents acquired, and excluding the estimated fair value of earn outs, reported in other liabilities, with a range of payouts through 2026 of $0 to $54,391,000.
Our results of operations include the results of Infocenter, SADA and Amdaris from their respective acquisition dates. (See Note 20 for a discussion of our acquisitions).
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Included in our accounts receivable, net balance at December 31, 2024 and 2023 is $18,010,000 and $26,025,000, respectively, of accounts receivable from an unconsolidated affiliate. References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts and contract assets, valuation of inventories, valuation of acquired intangible assets, litigation-related obligations, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Warehousing services
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
Third-party Provided Services
A majority of our third-party sub-contractor services contracts are entered into in conjunction with other services contracts under which the services are performed by Insight teammates. We have concluded that we control all services under the contract and can direct the third-party sub-contractor to provide the requested services. As such, we act as the principal in the transaction and record the services under a gross sales recognition basis, with the selling price being recorded in sales and our cost to the third-party service provider being recorded in costs of goods sold. We recognize revenue for these contracts as the underlying services are performed and we satisfy our performance obligations. For certain third-party service contracts in which we do not control the services prior to transferring to our clients because we are not responsible for fulfillment of the services, we have concluded that we are an agent in the transaction and record revenue on a net sales recognition basis.
Costs of Goods Sold
Costs of goods sold include product costs, direct costs incurred associated with delivering services, outbound and inbound freight costs and provisions for inventory reserves. These costs are reduced by provisions for supplier discounts and certain payments and credits received from partners, as described under “Partner Funding” below.
Selling and Administrative Expenses
Selling and administrative expenses include salaries and wages for teammates who are not directly associated with delivering services, bonuses and incentives, stock-based compensation expense, employee-related expenses, facility-related expenses, marketing and advertising expense, reduced by certain payments and credits received from partners related to shared marketing expense programs, as described under “Partner Funding” below, depreciation of property and equipment, professional fees, amortization of intangible assets, provisions for losses on accounts receivable and contract assets, and other operating expenses.
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Partner funding received pursuant to certain services delivered is recorded as services net sales. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $127,059,000, 122,638,000 and 128,153,000 in 2024, 2023 and 2022, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2024. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 10% of our consolidated net sales in 2024.
Partner Risk
Purchases from Microsoft and TD Synnex accounted for approximately 27% and 10%, respectively, of our aggregate purchases in 2024. No other partner accounted for more than 10% of purchases in 2024. Our top five partners as a group for 2024 were Microsoft, TD Synnex (a distributor), Google, Cisco Systems and Ingram Micro (a distributor), and approximately 55% of our total purchases during 2024 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of approximately $76,167,000, $81,959,000 and $88,667,000 was recorded in 2024, 2023 and 2022, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding RSUs and certain shares underlying our outstanding convertible senior notes (the "Convertible Notes") and the warrants (the "Warrants") relating to the Call Spread Transactions (as defined in Note 8), as applicable.
A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net earnings	$249,691	$281,309	$280,608
Denominator:
Weighted-average shares used to compute basic EPS	32,286	32,991	34,903
Dilutive potential common shares due to:
Dilutive RSUs, net of tax effect	297	288	251
Convertible senior notes	3,205	2,619	1,466
Warrants	2,348	1,343	—
Weighted-average shares used to compute diluted EPS	38,136	37,241	36,620
Net earnings per share:
Basic	$7.73	$8.53	$8.04
Diluted	$6.55	$7.55	$7.66
For the years ended December 31, 2024, 2023 and 2022, approximately 9,000, 54,000 and 39,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. For the years ended December 31, 2023, and 2022, certain potential outstanding shares underlying the Warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. The guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09, "Income Taxes (Topic 740)". The standard requires reporting entities to provide disaggregated information on their effective tax rate reconciliation and income taxes paid. The standard is intended to aid business leaders and investors to make more informed investment decisions. The guidance is effective for annual periods beginning after December 15, 2024 and can be applied

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
prospectively, with an option for retrospective application, and early adoption is allowed. The Company plans to adopt this standard on January 1, 2025. The adoption is not expected to have a material impact on the Company’s disclosures.
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The amendments aim to improve interim disclosure requirements, clarify situations where an entity can reveal multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and include other disclosure requirements. The main objective of the amendments is to assist investors in understanding the entity's overall performance and evaluate potential future cash flows. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption being permitted. We adopted the annual requirements of this standard effective January 1, 2024 and will adopt the interim period requirements of this standard effective January 1, 2025. This standard did not have a material effect on the Company's consolidated financial statements or disclosures.
In September 2022, the FASB issued ASU No. 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50)”. This standard is intended to address requests from stakeholders for information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. The guidance was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll-forward information requirement, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2023, with the exception of the roll-forward information requirement, which we adopted in the current annual period. The adoption did not have a material effect on the Company's disclosures.
(2)    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities balances as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Current receivables, which are included in “Accounts receivable, net”	$4,172,104	$3,568,290
Contract assets, net	81,980	120,518
Long-term accounts receivable, net	845,943	412,666
Long-term contract assets, net	$86,953	$132,780
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	$109,615	$107,217

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant changes in the gross contract assets balances during the years ended December 31, 2024 and 2023 are as follows (in thousands):

Contract Assets
Balances at December 31, 2022	$7,909
Balances at Contract assets acquired through business combination	246,666
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(33,638)
Contract assets recognized, net of reclassification to receivables	51,350
Balances at December 31, 2023	$272,287
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(85,619)
Contract assets recognized, net of reclassification to receivables	18,182
Measurement period adjustments to acquired contract assets	(26,412)
Balances at December 31, 2024	$178,438
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of December 31, 2024, contract assets, net of allowances, were $168,933,000.
Gross contract assets by our internal risk ratings as of December 31, 2024 are summarized as follows (in thousands):

Contract Assets
Low risk	$40,116
Moderate risk	78,248
High risk	60,074
Total contract assets	$178,438
Significant changes in the liabilities balances during the years ended December 31, 2024 and 2023 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2022	$102,057
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(67,351)
Cash received in advance and not recognized as revenue	72,511
Balances at December 31, 2023	$107,217
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(75,857)
Cash received in advance and not recognized as revenue	78,255
Balances at December 31, 2024	$109,615

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2024 that are expected to be recognized in the future (in thousands):

Services
2025	$122,937
2026	47,385
2027	28,313
2028 and thereafter	35,259
Total remaining performance obligations	$233,894
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of seven months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2024 and do not disclose information about related remaining performance obligations in the table above. Our open time and material contracts at December 31, 2024, have an average expected duration of 29 months.
Assets recognized for costs of obtaining a contract with a customer
Sales commissions are the only significant incremental costs incurred to obtain contracts with our clients. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. We record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of December 31, 2024 and 2023, the related asset balance was $11,912,291 and $11,892,384, respectively. The expense is expected to be recognized over the next 60 months.
(3)    Assets Held for Sale
During 2023, we completed the sale of our properties in Montreal, Canada and Sheffield, United Kingdom for the total net proceeds of approximately $15,476,000. During 2024, we did not have any assets held for sale.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4)    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Software	$153,380	$156,952
Buildings	93,415	109,639
Equipment	55,777	56,051
Furniture and fixtures	42,851	40,738
Leasehold improvements	53,660	28,077
Land	36,906	38,195
	435,989	429,652
Accumulated depreciation and amortization	(220,311)	(219,591)
Property and equipment, net	$215,678	$210,061
Depreciation and amortization expense related to property and equipment was $28,556,000, $26,245,000 and $23,722,000 in 2024, 2023 and 2022, respectively.

(5)    Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2024 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2022	$470,523	$15,987	$6,523	$493,033
Goodwill acquired during 2023	117,022	71,698	—	188,720
Foreign currency translation adjustment	1,338	1,163	91	2,592
Balance at December 31, 2023	$588,883	$88,848	$6,614	$684,345
Goodwill acquired during 2024	191,728	5,547	—	197,275
Measurement period adjustments	17,807	—	—	17,807
Foreign currency translation adjustment	(3,936)	(1,380)	(595)	(5,911)
Balance at December 31, 2024	$794,482	$93,015	$6,019	$893,516
On May 1, 2024, we acquired Infocenter, which is reported in our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $190,725,000 was recorded as goodwill in the North America reporting unit. The primary driver for this acquisition was to enhance our Solutions Integrator offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms.
On December 1, 2023, we acquired SADA, which is reported in our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We performed our annual test of goodwill for impairment during the fourth quarter of 2024. The results of the qualitative goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.
(6)    Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2024	2023
Customer relationships	$610,527	$501,831
Other	59,153	43,319
	669,680	545,150
Accumulated amortization	(243,187)	(175,463)
Intangible assets, net	$426,493	$369,687
During 2024, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized in 2024, 2023 and 2022 was $69,581,000, $36,231,000 and $32,892,000, respectively.
Future amortization expense for the remaining unamortized balance as of December 31, 2024 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2025	$74,289
2026	72,657
2027	52,074
2028	49,060
2029	44,337
Thereafter	134,076
Total amortization expense	$426,493

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of December 31, 2024, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $217,604,000 was outstanding.
The inventory financing facilities will remain in effect until they are terminated by any of the parties. In the second quarter of 2023, the Company transitioned the reference rate for invoices issued in U.S. Dollars under the PNC facility from LIBOR to the Term Secured Overnight Financing Rate ("Term SOFR") benchmark provisions. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Overnight Repo Rate Average plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows. We impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period. Imputed interest of $9,647,000, $13,276,000 and $15,523,000 was recorded in 2024, 2023 and 2022, respectively.
A roll forward of the inventory financing facilities balances during the year ended December 31, 2024 is as follows (in thousands):

Inventory financing facilities
Balances at December 31, 2023	$231,850
Purchases made through the inventory financing facilities	1,262,870
Cash payments made to settle balances due on the inventory financing facilities	(1,276,447)
Foreign exchange adjustments	$(669)
Balances at December 31, 2024	$217,604

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8)    Debt, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2024	2023
ABL revolving credit facility	$39,000	$591,500
Senior unsecured notes due 2032	492,222	—
Convertible senior notes due 2025	332,867	347,988
Other financing obligations	23	1,033
	864,112	940,521
Less: current portion of long-term debt	(332,879)	(348,004)
Long-term debt	$531,233	$592,517
On May 14, 2024, we entered into the Fourth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, releases certain immaterial guarantors from their obligations under the credit agreement. Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign currencies of $350,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of December 31, 2024, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $39,000,000 was outstanding.
The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. Amounts outstanding under the ABL facility bear interest, payable quarterly, at a floating rate equal to SOFR, EURIBOR, AUD Rate, or SONIA, as applicable, plus a pre-determined spread of 1.25% to 1.50%. The floating interest rate applicable at December 31, 2024 was 5.90% per annum for the ABL facility. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%. During 2024, weighted average borrowings under our ABL facility were $388,876,000. Interest expense associated with the ABL facility was $32,576,000, $30,116,000 and $21,362,000 in 2024, 2023 and 2022, respectively, including the commitment fee and amortization of deferred financing fees.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2024, no such events have occurred.

The Senior Notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2024 (in thousands):

December 31,
2024
Liability:
Principal	$500,000
Less: debt issuance costs, net of accumulated accretion	(7,778)
Net carrying amount	$492,222
Convertible Senior Notes due 2025
In August 2019, we issued $350,000,000 aggregate principal amount of the Convertible Notes that mature on February 15, 2025. The Convertible Notes bear interest at an annual rate of 0.75% payable semiannually, in arrears, on February 15th and August 15th of each year. The Convertible Notes are general unsecured obligations of Insight and are guaranteed on a senior unsecured basis by Insight Direct USA, Inc., a wholly owned subsidiary of Insight.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Convertible Notes mature on February 15, 2025 and we are required to settle the principal amount of the Convertible Notes in cash. As such, the Convertible Notes balance net of unamortized debt issuance costs is classified as a current liability.

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

As of December 31, 2024, the maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, was 6,460,532.
In September 2023, an individual Convertible Note holder exercised their option to convert their Convertible Notes in the aggregate principal amount of $16,895,000, which was settled in January 2024. As a result, the principal amount of the Convertible Notes was settled in cash with additional amounts due being settled in shares of our common stock.
The Convertible Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2024, no such events have occurred.
The Convertible Notes consist of the following balances reported within the consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Liability:
Principal	$333,091	$350,000
Less: debt issuance costs, net of accumulated amortization	(224)	(2,012)
Net carrying amount	$332,867	$347,988
The following table summarizes the interest expense components resulting from the Convertible Notes reported within the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	December 31,
	2024	2023	2022
Contractual coupon interest	$2,625	$2,625	$2,625
Amortization of debt issuance costs	$1,789	$1,789	$1,789

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2022, we filed an irrevocable settlement election notice with the note holders to inform them of our election to settle the principal amount of the Convertible Notes in cash.
The remaining life of the debt issuance cost accretion is approximately 0.13 years. The effective interest rate on the principal of the Convertible Notes is 0.75%.
Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the years ended December 31, 2024, 2023 and 2022 is made up of contractual coupon interest and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection and concurrent with the issuance of the Convertible Notes, we entered into certain convertible note hedge and warrant transactions (the "Call Spread Transactions") with respect to the Company’s common stock.
The convertible note hedge consists of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. The hedge expires on February 15, 2025 and can only be concurrently executed upon the conversion of the Convertible Notes. We paid approximately $66,325,000 for the convertible note hedge transaction.
Additionally, we sold Warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share. The Warrants expire on May 15, 2025 and can only be exercised at maturity. The Company received aggregate proceeds of approximately $34,440,000 for the sale of the Warrants. See Note 21 for additional information about the planned settlement of a portion of the Warrants in cash.
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
The current and long-term portions of our other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2024 and 2023.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2024 and December 31, 2023 (in thousands):

		December 31,
Leases	Classification	2024	2023
Assets
Operating lease assets	Other assets	$76,530	$84,956
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$18,452	$20,582
Non-current
Operating lease liabilities	Other liabilities	65,898	71,033
Total lease liabilities		$84,350	$91,615
The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the years ended December 31, 2024 and 2023 (in thousands):

		December 31,
Lease cost	Classification	2024	2023
Operating lease cost (a)	Selling and administrative expenses	$24,008	$24,054

(a)	Excludes short-term and variable lease costs, which are immaterial.
Future minimum lease payments under non-cancelable leases as of December 31, 2024 are as follows (in thousands):

Operating leases
2025	$21,758
2026	19,065
2027	16,154
2028	12,415
2029	9,997
After 2029	17,385
Total lease payments	96,774
Less: Interest	(12,424)
Present value of lease liabilities	$84,350

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	5.82	5.46
Weighted average discount rate (%):
Operating leases	4.64	4.21
The following table provides other information related to leases for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,734	$24,088
Leased assets obtained in exchange for new operating lease liabilities(a)	19,906	28,675
(a) Includes operating lease assets acquired as part of the Infocenter acquisition of $3,706,000 in 2024. Includes operating lease assets acquired as part of the Amdaris and SADA acquisitions of $2,881,000 and $2,032,000 in 2023, respectively.
(10)    Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2024	2023	2022
North America	$26,416	$22,069	$17,822
EMEA	6,226	5,557	3,960
APAC	1,329	1,325	928
Total Consolidated	$33,971	$28,951	$22,710
Company Plan
On April 3, 2020, our Board of Directors adopted and approved the new Insight Enterprises, Inc. 2020 Omnibus Plan (the “Plan”), subject to stockholder approval. The Plan was approved by our stockholders at our 2020 annual meeting on May 20, 2020 and unless sooner terminated, will remain in place until May 20, 2030. The Plan allows the Company to grant options, stock appreciation rights, stock awards, restricted stock, stock units (which may also be referred to as “restricted stock units” or "RSUs"), performance shares, performance units, cash-based awards and other awards payable in cash or shares of common stock to eligible non-employee directors, employees and consultants. Consultants and independent contractors are eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock.
We grant service-based RSUs and performance-based RSUs to officers and certain employees under the Plan. RSUs generally vest over a two to three year vesting period, while

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
performance-based RSUs are also subject to the achievement of pre-established annual financial and/or strategic performance goals.
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
In 2023, we granted performance-based RSUs to our officers and certain employees (the "INA Ambition" grant). The number of RSUs granted was based on an INA Adjusted EFO margin financial metric, some of which also have an Absolute TSR ("aTSR") multiplier applied to the number of shares granted. These performance-based RSUs will be received at vesting, and their amount will range from 0% to 100% of the target, with a multiplier of up to 300% applied to certain grants. The performance period for these grants is from January 1, 2023, to December 31, 2024. Additionally, the performance-based RSUs based on the aTSR multiplier will vest 50% on the two-year anniversary of the grant, and the remaining 50% will vest on the three-year anniversary of the grant date. The INA Ambition grant performance measure was not attained and as a result none of the related awards vested.
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
The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2024, there are 1,963,450 shares of common stock available for grant under the Plan out of the 2,931,075 shares of common stock that were reserved and made available for grant under the Plan.
Accounting for Restricted Stock Units
We issue RSUs as incentives to certain officers and teammates and as compensation to members of our Board of Directors. We recognize compensation expense associated with the issuance of such RSUs over the vesting period for each respective RSU. The total compensation expense associated with service-based RSUs and performance based RSUs subject to financial metrics represent the value based upon the number of RSUs awarded multiplied by the closing price of our common stock on the date of grant. The total compensation expense associated with RSUs subject to market based metrics, the grant date fair value was computed on the probable outcome of the performance conditions based on the Monte Carlo simulation and the grant date estimate of compensation cost to be recognized over the performance period. The number of RSUs to be awarded under our service-based RSUs is fixed at the grant date. The number of RSUs ultimately awarded under our performance-based RSUs varies based on whether the Company achieves certain financial or market based results. We record compensation expense each period based on our estimate of the most probable number of RSUs that will be issued under the grants of performance-based RSUs subject to financial metrics. Recipients of RSUs do not have voting or dividend rights until the vesting conditions are satisfied and shares are released.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, total compensation cost related to nonvested RSUs not yet recognized is $36,004,000, which is expected to be recognized over the next 0.96 years on a weighted-average basis.
The following table summarizes our RSU activity during 2024:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	653,902	$123.23
Service-based RSUs granted	149,829	$185.69
Performance-based RSUs granted	29,471	$182.66
Performance-based RSUs (rTSR) granted	29,814	$212.67
Performance-based RSUs - EMEA Ambition granted	7,535	$185.94
Adjustment for Final Performance: 2022 rTSR	2,500	$99.05
Adjustment for Final Performance: INA Ambition	(93,943)	$175.10
Vested, including shares withheld to cover taxes	(250,107)	$98.37	$46,290,045	(a)
Forfeited	(47,239)	$139.49
Nonvested at the end of year	481,762	$154.90	$73,276,000	(b)

(a)
The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2023 and 2022 was $39,239,334 and $29,805,641, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $152.10 as of December 31, 2024, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2024, the RSUs that vested for teammates in the United States were net-share settled such that we withheld shares with value equivalent up to the teammates’ maximum statutory United States tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2024, 2023 and 2022 of 65,972, 79,636 and 79,611, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2024, 2023 and 2022, total payments for our teammates’ tax obligations to the taxing authorities were $12,173,309, $10,659,000 and $7,905,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) is a broadly-based stock purchase plan in which any eligible employee may elect to participate by authorizing the Company to make payroll deductions in a designated percentage to pay the price of an option. In no event will the ESPP permit an employee to purchase common stock with a fair market value in excess of $25,000 in any calendar year. The first purchase under the ESPP was made on February 16, 2024, in accordance with the ESPP.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
There are four, three-month offering periods in each calendar year beginning on February 18, May 18, August 18, and November 18, respectively. Purchases under the ESPP are made on the last trading day of each offering period. Unless otherwise determined by the Compensation Committee, the purchase price of shares offered under the ESPP is an amount equal to 95% of the fair market value of the common stock on the date of purchase. The ESPP is designed to comply with Section 423 of the Internal Revenue Code (the "IRC"), and thus is eligible for the favorable tax treatment afforded by Section 423.
(11)    Income Taxes
The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2024	2023	2022
Earnings before income taxes:
United States	$207,715	$263,421	$274,415
Foreign	125,198	114,433	100,018
	$332,913	$377,854	$374,433
Income tax expense:
Current:
U.S. Federal	$32,195	$62,575	$61,245
U.S. State and local	8,205	16,764	15,788
Foreign	34,526	30,286	26,043
	74,926	109,625	103,076
Deferred:
U.S. Federal	7,701	(10,923)	(7,267)
U.S. State and local	2,369	(3,324)	(1,153)
Foreign	(1,774)	1,167	(831)
	8,296	(13,080)	(9,251)
	$83,222	$96,545	$93,825
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2024		2023		2022
Statutory federal income tax rate	$69,912	21.0%	$79,349	21.0%	$78,631	21.0%
State income tax expense, net of federal income tax benefit	11,362	3.4	12,113	3.2	13,962	3.7
Audits and adjustments, net	328	0.1	(925)	(0.2)	2,273	0.6
Change in valuation allowances	356	0.1	1,616	0.4	(2,551)	(0.7)
Foreign income taxed at different rates	7,561	2.3	6,133	1.6	5,660	1.5
Research and other credits	(6,211)	(1.9)	(3,036)	(0.8)	(3,870)	(1.0)
Other, net	(86)	—	1,295	0.4	(280)	—
Effective tax rate	$83,222	25.0%	$96,545	25.6%	$93,825	25.1%

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017. For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income or withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized research expenses	$42,827	$33,569
Loss carryforwards	26,244	25,690
Foreign tax credits	8,880	9,976
Other	33,930	31,246
Gross deferred tax assets	111,881	100,481
Valuation allowances	(32,978)	(33,385)
Total deferred tax assets	78,903	67,096
Deferred tax liabilities:
Goodwill and other intangibles	(86,737)	(58,512)
Property and equipment	(33,223)	(31,194)
Contract assets (net)	(18,026)	—
Other	(1,940)	(1,916)
Total deferred tax liabilities	(139,926)	(91,622)
Net deferred tax liabilities	$(61,023)	$(24,526)
The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Net non-current deferred tax assets, which are included in "Other assets"	$3,436	$3,062
Net non-current deferred tax liabilities	(64,459)	(27,588)
Net deferred tax liabilities	$(61,023)	$(24,526)

As of December 31, 2024, we have U.S. state and foreign net operating loss carryforwards (“NOLs”) that will expire between 2025 and 2044, while the majority have no expiration date. Due to the uncertainty around future utilization, we have recorded a valuation allowance against the majority of these NOLs.

We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2024 and 2023, our valuation allowances totaled $32,978,000 and $33,385,000, respectively, relating primarily to foreign tax credits and NOLs. This decrease was primarily the result of tax attributes utilized during the year.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2024 and 2023, we had approximately $11,060,000 and $13,947,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,449,000 and $1,767,000, respectively, related to accrued interest. The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.
We are currently under audit in various jurisdictions for tax years 2017 through 2022. Although the timing of the resolutions and/or closures of audits is highly uncertain, it is reasonably possible that the examination phase of these audits may be concluded within the next 12 months which could increase or decrease the balance of our gross unrecognized tax benefits. However, based on the status of the various examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
In the U.S., federal income tax returns for years subsequent to 2021 remain open to examination. For state and foreign jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when net operating losses or tax credits were generated and carried forward for subsequent utilization.
(12)    Market Risk Management
Interest Rate Risk
We have interest rate exposure arising from certain of our financing facilities, which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We currently do not hedge our interest rate exposure.

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $39,000,000 outstanding under our ABL facility and the interest rate attributable to the borrowings under our ABL facility was 5.90% per annum at December 31, 2024. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the interest rate would have been immaterial.
We had $492,222,000 outstanding under the Senior Notes and $332,867,000 outstanding under the Convertible Notes at December 31, 2024. The interest rate attributable to the borrowings under the Senior Notes and the Convertible Notes was 6.625% and 0.75%, respectively, per annum at December 31, 2024. Both the Senior Notes and the Convertible Notes are based on fixed rates and are currently not considered to have interest rate risk exposure. Although the Senior Notes and the Convertible Notes are based on fixed rates, changes in market interest rates could impact the fair market value of such notes. As of December 31, 2024, the fair market value of the Senior Notes was $503,250,000 and the fair market value of the Convertible Notes was $751,926,285.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to the translation of our foreign subsidiaries’ operating results, assets and liabilities (see Note 1 for a description of our Foreign Currencies policy). We also maintain cash accounts denominated in currencies other than the functional currency, which expose us to fluctuations in foreign exchange rates. Remeasurement of these cash balances results in gains/losses that are also reported in other (income) expense, net within non-operating expense (income), net. We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables and cash balances. Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by gains and losses on forward contracts in non-operating expense (income), net in our consolidated statements of operations. The counterparties associated with our

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
foreign exchange forward contracts are large creditworthy commercial banks. The derivatives transacted with these institutions are short in duration and, therefore, we do not consider counterparty concentration and non-performance to be material risks. The Company does not have a significant concentration of credit risk with any single counterparty.
(13)    Fair Value Measurements
Fair value measurements are determined based on the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
As of December 31, 2024, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, contract assets, long-term contract assets, accounts payable, accrued expenses and other current liabilities and long-term debt. The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets. The estimated fair values of our long-term debt balances, excluding the Senior Notes and the Convertible Notes, approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The fair market value of the Senior Notes and the Convertible Notes as of December 31, 2024 is disclosed in Note 12. The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and/or short duration.
(14)    Benefit Plans
We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the IRC. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $30,288,000, $28,341,000 and $27,827,000 for 2024, 2023 and 2022, respectively.
(15)    Share Repurchase Programs
On May 18, 2023, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, including $100,000,000 that remained available from prior authorizations. During 2024, this repurchase authorization was substantially exhausted. On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, in addition to any amount that remained from prior authorizations. As of December 31, 2024, approximately $300,000,476 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
The following table summarizes the shares of our common stock that we repurchased on the open market under these repurchase programs during the years ended December 31, 2024, 2023 and 2022, respectively, in thousands, except per share amounts:

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2024	1,023	$195.61	$200,000
2023	1,634	132.90	217,000
2022	1,109	97.35	108,000
	3,766		$525,000
All shares repurchased were retired.
(16)    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2024, we had approximately $29,610,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2024. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At December 31, 2024 we had a remaining purchase commitment of $78,859,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. At December 31, 2024 we had a remaining purchase commitment of $26,123,000.
The Company has recorded a contingent liability of approximately $15,016,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2024. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(17)    Supplemental Financial Information
Additions and deductions related to the allowance for doubtful accounts receivable for 2024, 2023 and 2022 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2024	$12,623	$25,504	$(2,440)	$35,687
Year ended December 31, 2023	$15,161	$6,879	$(9,417)	$12,623
Year ended December 31, 2022	$16,941	$6,066	$(7,846)	$15,161
(18)    Cash Flows
Cash payments for interest on indebtedness and cash payments for taxes on income were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$35,232	$28,292	$16,295
Cash paid during the year for income taxes, net of refunds	$92,840	$104,495	$91,485

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
Disaggregation of Revenue
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,038,341	$501,111	$35,448	$4,574,900
Software	1,721,403	626,372	92,965	2,440,740
Services	1,294,836	286,614	104,608	1,686,058
	$7,054,580	$1,414,097	$233,021	$8,701,698
Major Client Groups
Large Enterprise / Corporate	$4,863,830	$1,090,316	$90,520	$6,044,666
Commercial	1,433,458	30,562	66,340	1,530,360
Public Sector	757,292	293,219	76,161	1,126,672
	$7,054,580	$1,414,097	$233,021	$8,701,698
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,480,667	$1,283,792	$191,727	$7,956,186
Net revenue recognition (Agent)	573,913	130,305	41,294	745,512
	$7,054,580	$1,414,097	$233,021	$8,701,698

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,498,466	$546,621	$43,850	$5,088,937
Software	1,669,046	784,717	88,688	2,542,451
Services	1,214,842	232,316	97,294	1,544,452
	$7,382,354	$1,563,654	$229,832	$9,175,840
Major Client Groups
Large Enterprise / Corporate	$5,210,365	$1,176,415	$94,982	$6,481,762
Commercial	1,418,680	22,103	70,879	1,511,662
Public Sector	753,309	365,136	63,971	1,182,416
	$7,382,354	$1,563,654	$229,832	$9,175,840
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,869,025	$1,447,082	$194,769	$8,510,876
Net revenue recognition (Agent)	513,329	116,572	35,063	664,964
	$7,382,354	$1,563,654	$229,832	$9,175,840

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$5,738,586	$654,381	$57,928	$6,450,895
Software	1,552,715	857,516	86,661	2,496,892
Services	1,193,091	200,624	89,689	1,483,404
	$8,484,392	$1,712,521	$234,278	$10,431,191
Major Client Groups
Large Enterprise / Corporate	$5,990,203	$1,249,286	$102,476	$7,341,965
Commercial	1,710,340	61,873	68,491	1,840,704
Public Sector	783,849	401,362	63,311	1,248,522
	$8,484,392	$1,712,521	$234,278	$10,431,191
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$8,035,218	$1,603,600	$199,788	$9,838,606
Net revenue recognition (Agent)	449,174	108,921	34,490	592,585
	$8,484,392	$1,712,521	$234,278	$10,431,191
The method for determining what information regarding operating segments, products and services, geographic areas of operation and major clients to report is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer, Joyce Mullen.
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2024, 2023 or 2022.
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
The tables below present information about our reportable operating segments (in thousands):

	Year Ended December 31, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$4,038,341	$501,111	$35,448	$4,574,900
Software	1,721,403	626,372	92,965	2,440,740
Services	1,294,836	286,614	104,608	1,686,058
Total net sales	7,054,580	1,414,097	233,021	8,701,698
Costs of goods sold:
Hardware	3,514,630	423,475	30,648	3,968,753
Software	1,616,648	588,466	85,948	2,291,062
Services	521,308	108,968	45,591	675,867
Total costs of goods sold	5,652,586	1,120,909	162,187	6,935,682
Gross profit	1,401,994	293,188	70,834	1,766,016
Operating expenses:
Significant selling and administrative expenses	953,601	231,026	45,046	1,229,673
Stock-based compensation	26,416	6,226	1,329	33,971
Adjusted earnings from operations	421,977	55,936	24,459	502,372

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$4,498,466	$546,621	$43,850	$5,088,937
Software	1,669,046	784,717	88,688	2,542,451
Services	1,214,842	232,316	97,294	1,544,452
Total net sales	7,382,354	1,563,654	229,832	9,175,840
Costs of goods sold:
Hardware	3,950,853	477,245	38,613	4,466,711
Software	1,569,848	740,340	82,279	2,392,467
Services	515,698	86,082	45,357	647,137
Total costs of goods sold	6,036,399	1,303,667	166,249	7,506,315
Gross profit	1,345,955	259,987	63,583	1,669,525
Operating expenses:
Significant selling and administrative expenses	899,527	206,860	42,060	1,148,447
Stock-based compensation	22,069	5,557	1,325	28,951
Adjusted earnings from operations	424,359	47,570	20,198	492,127

	Year Ended December 31, 2022
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$5,738,586	$654,381	$57,928	$6,450,895
Software	1,552,715	857,516	86,661	2,496,892
Services	1,193,091	200,624	89,689	1,483,404
Total net sales	8,484,392	1,712,521	234,278	10,431,191
Costs of goods sold:
Hardware	5,117,909	582,162	51,242	5,751,313
Software	1,465,181	813,707	81,051	2,359,939
Services	572,969	69,383	41,020	683,372
Total costs of goods sold	7,156,059	1,465,252	173,313	8,794,624
Gross profit	1,328,333	247,269	60,965	1,636,567
Operating expenses:
Significant selling and administrative expenses	911,430	195,332	40,485	1,147,247
Stock based compensation	17,822	3,960	928	22,710
Adjusted earnings from operations	399,081	47,977	19,552	466,610

Our CODM uses Adjusted earnings from operations when assessing the performance of and deciding how to allocate resources to the operating segments. For example, Adjusted earnings from operations is a basis for executive variable compensation. Significant selling and administrative expenses primarily reflect personnel costs, including teammate benefits. Our CODM uses an Adjusted measure of earnings from operations which excludes amortization of intangible assets, severance and restructuring expenses, acquisition and integration related expenses and

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
certain other expenses. These other expenses include transformation costs, costs associated with third-party data center outages, net of recoveries, revaluation of earnout liabilities and other non-significant expenses. Our CODM uses comparisons of actual Adjusted earnings from operations against budget, forecasts and prior periods as a basis for assessing current period segment performance as well as for determining necessary resources to assign, including for determining necessary investments or reductions in resources.
The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31,
	2024	2023
North America	$6,704,511	$6,521,591
EMEA	1,484,341	1,058,734
APAC	190,678	171,820
Corporate assets and intercompany eliminations, net	(930,952)	(1,465,795)
Total assets	$7,448,578	$6,286,350
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2024
Net sales	$6,607,418	$726,261	$1,368,019	$8,701,698
Total long-lived assets	$188,819	$11,675	$15,184	$215,678
2023
Net sales	$6,923,030	$709,078	$1,543,732	$9,175,840
Total long-lived assets	$187,625	$4,748	$17,688	$210,061
2022
Net sales	$7,973,814	$838,943	$1,618,434	$10,431,191
Total long-lived assets	$182,482	$4,601	$17,177	$204,260
Net sales by geographic area are presented by attributing net sales to external customers based on the domicile of the selling location.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded the following pre-tax amounts, by operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2024	2023	2022
Depreciation and amortization of property and equipment:
North America	$24,587	$22,964	$20,587
EMEA	3,461	2,838	2,538
APAC	508	443	597
	28,556	26,245	23,722
Amortization of intangible assets:
North America	62,377	32,514	30,735
EMEA	6,912	3,277	1,696
APAC	292	440	461
	69,581	36,231	32,892
Total	$98,137	$62,476	$56,614
(20)    Acquisitions
Infocenter
Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of Infocenter for a cash purchase price of $265,000,000, net of cash and cash equivalents acquired of $5,103,000, which is comprised of the initial purchase price of $269,477,000 paid in cash upon the acquisition and contractual adjustments to the purchase price of $626,000 paid in July 2024. The total purchase price of $289,200,000 also includes the estimated fair value of earn out payments of approximately $24,200,000, which provide an incentive opportunity for the sellers of up to $106,250,000, based on Infocenter achieving certain EBITDA performance through April 2026. Infocenter is a pure-play ServiceNow Elite Partner dedicated to automating business processes on the Now Platform®. We believe this acquisition enhances our Solutions Integrator offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms.

The preliminary fair value of net assets acquired was approximately $98,475,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and various accrued expense balance assessments could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $190,725,000, which was recorded in our North America operating segment.

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

We recognized a net loss of $18,800,000 within selling and administrative expenses due to the net increase in the estimated fair value of the earnout payments in 2024.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
SADA
Effective December 1, 2023, we acquired 100 percent of the issued and outstanding shares of SADA Systems, LLC (successor to SADA Systems, Inc. via conversion) ("SADA") for a preliminary cash purchase price of $399,762,000, excluding cash and cash equivalents acquired of $24,701,000. SADA is a leading cloud consultancy and technical services provider and six-time Google Cloud Partner of the Year, including cloud licensing and professional services to small, mid-sized and corporate/enterprise commercial clients, state and federal governments and educational institutions across North America, Europe and Asia. Based in Los Angeles, California, SADA has three office locations in North America, India and Armenia with more than 700 teammates. We believe that this acquisition advances our strategy and further strengthens our unique position as a leading Solutions Integrator offering market-leading multicloud solutions at scale. SADA's partnership with Google Cloud will enhance our ability to serve clients who operate across multiple clouds and accelerate adoption of widely sought-after technologies like Generative Artificial Intelligence. SADA is being reported as a part of our North America operating segment.

The total purchase price of $426,050,000, which is net of cash and cash equivalents acquired of $24,701,000, is comprised of the initial purchase price of $423,290,000 paid in cash upon the SADA acquisition, contractual adjustments to the purchase price of $1,173,000 and a seller retention fund of $5,000,000 payable post-closing. The purchase price also includes the estimated fair value of earn out payments of approximately $21,288,000, which provides an incentive opportunity for the sellers of up to $390,000,000, based on the SADA business achieving EBITDA and revenue growth performance through 2026. A portion of the purchase price was used to settle SADA’s stock-based compensation liabilities of $68,335,000 and pay SADA’s transaction costs of approximately $16,852,000 at acquisition in accordance with purchase agreement.

The following table summarizes the purchase price and the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase price, net of cash and cash equivalents acquired		$426,050
Fair value of net assets acquired:
Current assets	$342,142
Identifiable intangible assets - see description below	158,100
Property and equipment	2,266
Other assets	235,141
Current liabilities	(332,260)
Long-term liabilities, including long-term accounts payable	(115,171)
Total fair value of net assets acquired		290,218
Excess purchase price over fair value of net assets acquired ("goodwill")		$135,832

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

The estimated fair value of net assets acquired was approximately $290,218,000, including $158,100,000 of identifiable intangible assets, consisting primarily of customer relationships of $124,700,000 and non-compete agreements of $26,200,000. The fair values were

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
determined using the multiple-period excess earnings method and the lost income method, respectively.

The identifiable intangibles resulting from the acquisition are amortized using the straight-line method over the following estimated useful lives:

Intangible Assets	Estimated Economic Life
Customer relationships	10 Years
Trade name	3 Years
Non-compete agreements	3-5 Years

Acquisition-related expenses recognized through December 31, 2023 was $3,572,000.

Goodwill of $135,832,000, which was recorded in our North America operating segment, represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from SADA. The goodwill is not amortized and will be tested for impairment annually in the fourth quarter of our fiscal year. The addition of the SADA technical employees to our team and the opportunity to grow our business are the primary factors making up the goodwill recognized as part of the transaction. The purchase price allocation was finalized in the fourth quarter of 2024 with a net increase of $18,810,000 in goodwill during the measurement period, primarily due to certain measurement period adjustments to contract assets, net, accounts payable and accrued expenses.

The intangible assets and goodwill are tax deductible as the transaction is a deemed asset acquisition for U.S. federal income tax purposes after the seller parties undertook an internal restructuring pursuant to Section 368(a)(1)(F) of the IRC.

We recognized a net gain of $20,219,000 within selling and administrative expenses due to the net decrease in the estimated fair value of the earnout payments in 2024.

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

SADA’s stock-based compensation plans were fully vested and settled upon acquisition based on a pre-existing change-in-control provision within the plan terms. Due to

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
changes in the estimated fair value of awards, SADA recognized a stock-based compensation gain of $100,206,000 and $32,051,000 in its historical statements of operation for the years ended December 31, 2023 and 2022, respectively. These gains are reflected in the unaudited pro forma earnings above. As these plans were not replaced post-acquisition, there will be no future impact of SADA’s stock-based compensation plans on the Company.

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
We recognized net gain of $6,430,000 within selling and administrative expenses due to the net decrease in the estimated fair value of the earnout payments in 2024.
(21)    Subsequent Events
On January 6, 2025, the Company entered into an agreement to settle 2,049,264 of the total 5,123,160 Warrants. The Warrants will be settled entirely in cash, based upon an agreed upon settlement amount that will be calculated using up to a thirty five trading day settlement period. We recorded a liability of approximately $112,590,000 upon execution of the agreement. Any change in the fair value of the settlement liability through the settlement date will be recognized in net income. We expect final settlement to occur in February or March 2025.

INSIGHT ENTERPRISES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024.
(b)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2024 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K).

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
Other information required by this item can be found in our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2024 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2024
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)(2)	Equity Purchase Agreement, dated as of October 25, 2023, by and among Insight Enterprises, Inc., SADA Systems, Inc., Verse Holdco, Inc., and the stockholders of Verse Holdco, Inc.	8-K	000-25092	2.1	December 1, 2023

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Indenture (including Form of Note) with respect to Insight Enterprises, Inc.’s 0.750% Convertible Senior Notes due 2025, dated August 15, 2019, by and among Insight Enterprises, Inc., Insight Direct USA, Inc. and U.S. Bank National Association, as trustee	8-K	000-25092	4.1	August 15, 2019

4.3	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

4.4	Indenture, dated as of May 20, 2024, by and among Insight Enterprises, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	000-25092	4.1	May 20, 2024

4.5	Form of 6.625% Senior Notes Due 2032	8-K	000-25092	4.2	May 20, 2024

10.1(3)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(4)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(4)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(4)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(4)	Restricted Stock Unit Agreement Template for Service-Based Awards	10-K	000-25092	10.5	February 18, 2022

10.6(4)	Restricted Stock Unit Agreement Template for Performance-Based (ROIC) Awards	10-K	000-25092	10.6	February 18, 2022

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2024
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.7(4)	Restricted Stock Unit Agreement Template for Performance-Based (Relative Total Shareholder Return Performance Goal) Awards	10-K	000-25092	10.7	February 18, 2022

10.8(4)	Insight Enterprises, Inc. Executive Management Separation Plan effective as of August 29, 2019	10-Q	000-25092	10.1	May 6, 2021

10.9(4)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

10.10(4)	Amended and Restated Employment Agreement between Insight Enterprises, Inc. and Glynis A. Bryan dated as of January 1, 2009	8-K	000-25092	10.3	January 7, 2009

10.11(4)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

10.12(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.13(4)	Employment Agreement between Insight Enterprises, Inc. and Adrian Gregory, dated as of October 05, 2022	10-Q	000- 25092	10.2	May 2, 2023

10.14(4)	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen effective October 14, 2021	8-K	000-25092	10.1	October 18, 2021

10.15(4)	Executive Employment Agreement between Insight Enterprises, Inc. and James A. Morgado dated as of January 17, 2022	10-K	000-25092	10.15	February 18, 2022

10.16(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Daniel Burger dated as of March 15, 2022	10-Q	000-25092	10.1	May 5, 2022

10.17(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022	10-Q	000-25092	10.1	August 4, 2022

10.18(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and Rob Green dated as of December 19, 2023	10-K	000-25092	10.18	February 22, 2024

10.19	Form of Bond Hedge Confirmation.	8-K	000-25092	10.1	August 15, 2019

10.20	Form of Warrant Confirmation	8-K	000-25092	10.2	August 15, 2019

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2024
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.21(5)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	August 30, 2019

10.22	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	August 6, 2020

10.23	Second Amendment to Credit Agreement, dated as of December 31, 2021, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-K	000-25092	10.22	February 16, 2023

10.24	Third Amendment to Credit Agreement, dated as of July 22, 2022, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	July 26, 2022

10.25(4)	Insight Enterprises, Inc. 2023 Employee Stock Purchase Plan	S-8	333-272062	99.1	May 19, 2023
10.26	Fourth Amendment to Credit Agreement, dated as of May 14, 2024, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	May 15, 2024

10.27(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and James Morgado dated as of August 30, 2024	8-K	000-25092	10.1	September 4, 2024

10.28(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and Glynis Bryan dated as of August 30, 2024	8-K	000-25092	10.2	September 4, 2024

19.1	Insight Enterprises, Inc. Insider Trading Policy					X

21.1	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2024
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

24.1	Power of Attorney for Timothy A. Crown dated January 29, 2025					X

24.2	Power of Attorney for Richard E. Allen dated January 29, 2025					X

24.3	Power of Attorney for Bruce W. Armstrong dated January 30, 2025					X

24.4	Power of Attorney for Alexander L. Baum dated January 30, 2025					X

24.5	Power of Attorney for Linda M. Breard dated January 31, 2025					X

24.6	Power of Attorney for Catherine Courage dated January 29, 2025					X

24.7	Power of Attorney for Anthony A. Ibargüen dated January 30, 2025					X

24.8	Power of Attorney for Kathleen S. Pushor dated January 29, 2025					X

24.9	Power of Attorney for Girish Rishi dated January 30, 2025					X

24.10	Power of Attorney for Janet Foutty dated February 4, 2025					X

24.11	Power of Attorney for Thomas Reichert dated as of January 30, 2025					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Insight Enterprises, Inc. Clawback Policy	10-K	000-25092	97.1	February 22, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2024
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
(3)We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Alexander L. Baum, Linda M. Breard, Dee Burger, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Rachael A. Crump, Janet Foutty, Adrian Gregory, Rob Green, Anthony A. Ibargüen, James A. Morgado, Joyce A. Mullen, Kathleen S. Pushor, Thomas Reichert, Girish Rishi, and Jennifer M. Vasin. Pursuant to the instructions accompanying Item 601 of Regulation S-K, the Registrant is filing the form of such indemnification agreement.
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
Dated: February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INSIGHT ENTERPRISES, INC.
SIGNATURES

Signature	Title	Date

/s/ Joyce A. Mullen	President, Chief Executive Officer and Director (principal executive officer)	February 14, 2025
Joyce A. Mullen

/s/ James A. Morgado	Chief Financial Officer (principal financial officer)	February 14, 2025
James A. Morgado

/s/ Rachael A. Crump	Chief Accounting Officer (principal accounting officer)	February 14, 2025
Rachael A. Crump

/s/ Timothy A. Crown*	Chairman of the Board	February 14, 2025
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 14, 2025
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 14, 2025
Bruce W. Armstrong

/s/ Alexander L. Baum*	Director	February 14, 2025
Alexander L. Baum

/s/ Linda M. Breard*	Director	February 14, 2025
Linda M. Breard

/s/ Catherine Courage*	Director	February 14, 2025
Catherine Courage

/s/ Janet Foutty*	Director	February 14, 2025
Janet Foutty

/s/ Anthony A. Ibargüen*	Director	February 14, 2025
Anthony A. Ibargüen

/s/ Kathleen S. Pushor*	Director	February 14, 2025
Kathleen S. Pushor

/s/ Thomas Reichert*	Director	February 14, 2025
Thomas Reichert

/s/ Girish Rishi*	Director	February 14, 2025
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact