Form 10-Q
period 2025-03-31
INSIGHT ENTERPRISES INC
filed 2025-05-01
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
The number of shares outstanding of the issuer’s common stock as of April 25, 2025 was 31,928,216.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2025

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, our expectations regarding certain trends for our business, including that lower sales of devices and infrastructure could continue into 2025 and that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs, including our belief that we may not experience significant growth in cloud gross profit in 2025 compared to 2024 as a result of certain partner program changes; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that while interest rates will decrease, our anticipation that higher than historical interest rates will continue throughout most of 2025, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in the remainder of 2025 in excess of working capital needs to pay down our ABL facility (as defined in this report) and inventory financing facilities, to settle a portion of the warrants (as defined in this report), and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in "Risk Factors" in Part II, Item 1A of this report:

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
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or a decline in market activity;
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

INSIGHT ENTERPRISES, INC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$321,850	$259,234
Accounts receivable, net of allowance for doubtful accounts of $42,771 and $35,687, respectively	4,608,997	4,172,104
Inventories	149,194	122,581
Contract assets, net	64,488	81,980
Other current assets	245,607	208,723
Total current assets	5,390,136	4,844,622
Long-term contract assets, net	69,055	86,953
Property and equipment, net of accumulated depreciation and amortization of $225,041 and $220,311, respectively	215,151	215,678
Goodwill	896,644	893,516
Intangible assets, net of accumulated amortization of $262,430 and $243,187, respectively	409,345	426,493
Long-term accounts receivable	816,939	845,943
Other assets	125,303	135,373
	$7,922,573	$7,448,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$3,518,856	$3,059,667
Accounts payable—inventory financing facilities	260,719	217,604
Accrued expenses and other current liabilities	606,210	512,052
Current portion of long-term debt	15	332,879
Total current liabilities	4,385,800	4,122,202
Long-term debt	961,172	531,233
Deferred income taxes	56,900	64,459
Long-term accounts payable	769,987	799,546
Other liabilities	157,770	160,527
	6,331,629	5,677,967
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,912 shares at March 31, 2025 and 31,778 shares at December 31, 2024 issued and outstanding	319	318
Additional paid-in capital	144,941	342,893
Retained earnings	1,516,072	1,508,558
Accumulated other comprehensive loss – foreign currency translation adjustments	(70,388)	(81,158)
Total stockholders’ equity	1,590,944	1,770,611
	$7,922,573	$7,448,578
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales:
Products	$1,707,800	$1,963,955
Services	395,756	415,530
Total net sales	2,103,556	2,379,485
Costs of goods sold:
Products	1,531,826	1,771,584
Services	165,253	166,973
Total costs of goods sold	1,697,079	1,938,557
Gross profit:
Products	175,974	192,371
Services	230,503	248,557
Gross profit	406,477	440,928
Operating expenses:
Selling and administrative expenses	339,173	337,434
Severance and restructuring expenses, net	7,026	2,227
Acquisition and integration related expenses	175	1,281
Earnings from operations	60,103	99,986
Non-operating expense (income):
Interest expense, net	15,625	12,557
Other expense (income), net	25,469	(763)
Earnings before income taxes	19,009	88,192
Income tax expense	11,495	21,165
Net earnings	$7,514	$67,027
Net earnings per share:
Basic	$0.24	$2.06
Diluted	$0.22	$1.74
Shares used in per share calculations:
Basic	31,839	32,596
Diluted	34,683	38,435

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$7,514	$67,027
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	10,770	(12,091)
Total comprehensive income	$18,284	$54,936
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock			Treasury Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value		Shares		Amount
Balances at December 31, 2024	31,778	$318		—		$—	$342,893		$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	127	1		—		—	(11,091)		—	—	(11,090)
Stock-based compensation expense	—	—		—		—	8,847		—	—	8,847
Employee stock purchase plan issuances	7	—	—	—	—	—	1,187	—	—	—	1,187
Shares issued upon conversion of Notes	2,833	28		—		—	(28)		—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(2,833)	(28)		—		—	28		—	—	—
Settlement upon early exercise of Warrants	—	—		—		—	(196,895)		—	—	(196,895)
Foreign currency translation adjustments, net of tax	—	—		—		—	—		10,770	—	10,770
Net earnings	—	—		—		—	—		—	7,514	7,514
Balances at March 31, 2025	31,912	$319		—		$—	$144,941		$(70,388)	$1,516,072	$1,590,944
Balances at December 31, 2023	32,590	$326		—		$—	$328,607		$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	140	1		—		—	(9,041)		—	—	(9,040)
Stock-based compensation expense	—	—		—		—	8,043		—	—	8,043
Employee stock purchase plan issuances	5	—	—	—	—	—	912	—	—	—	912
Shares issued upon conversion of Notes	141	1		—		—	(1)		—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(141)	(1)		—		—	1		—	—	—
Excise tax on stock repurchases	—	—		—		—	(93)		—	—	(93)
Repurchase of treasury stock	—	—		(187)		(35,000)	—		—	—	(35,000)
Retirement of treasury stock	(187)	(2)		187		35,000	(1,889)		—	(33,109)	—
Foreign currency translation adjustments, net of tax	—	—		—		—	—		(12,091)	—	(12,091)
Net earnings	—	—		—		—	—		—	67,027	67,027
Balances at March 31, 2024	32,548	$325		—		$—	$326,539		$(53,703)	$1,482,330	$1,755,491
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$7,514	$67,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,779	21,886
Provision for losses on accounts receivable	3,666	1,608
Non-cash stock-based compensation	8,847	8,043
Net change on revaluation of earnout liabilities	15,200	941
Deferred income taxes	(7,772)	(4,423)
Net loss on revaluation of warrant settlement liabilities	25,069	—
Amortization of debt issuance costs	1,281	1,224
Other adjustments	(22)	3,168
Changes in assets and liabilities:
Increase in accounts receivable	(391,354)	(25,294)
(Increase) decrease in inventories	(26,033)	12,115
Decrease in contract assets	35,526	32,142
Decrease (increase) in long-term accounts receivable	30,816	(206,154)
Increase in other assets	(21,961)	(26,821)
Increase in accounts payable	416,952	184,511
(Decrease) increase in long-term accounts payable	(31,160)	212,577
Decrease in accrued expenses and other liabilities	(14,298)	(35,371)
Net cash provided by operating activities:	78,050	247,179
Cash flows from investing activities:
Purchases of property and equipment	(7,130)	(6,482)
Net cash used in investing activities:	(7,130)	(6,482)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,389,224	1,144,826
Repayments on ABL revolving credit facility	(965,452)	(1,186,997)
Warrants settlement	(138,892)	—
Repayment of principal on the Convertible Notes	(333,091)	(16,895)
Net borrowings (repayments) under inventory financing facilities	42,701	(4,545)
Repurchases of common stock	—	(35,000)
Earnout and acquisition related payments	—	(18,296)
Other payments	(9,963)	(8,360)
Net cash used in financing activities:	(15,473)	(125,267)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	7,177	(5,074)
Increase in cash, cash equivalents and restricted cash	62,624	110,356
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$324,091	$381,141
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Recently Issued Accounting Standards
We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 37 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2025 and our results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to disclose information about their reportable segments' significant expenses on an interim and annual basis. The amendments aim to improve interim disclosure requirements, clarify situations where an entity can reveal multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and include other disclosure requirements. The main objective of the amendments is to assist investors in understanding the entity's overall performance and evaluate potential future cash flows. The standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption being permitted. We adopted the annual requirements of this standard effective January 1, 2024 and adopted the interim period requirements of this standard effective January 1, 2025. The adoption of this standard did not have a material impact on the Company's consolidated financial statements or disclosures.
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09, "Income Taxes (Topic 740)". The standard requires reporting entities to provide disaggregated information on their effective tax rate reconciliation and income taxes paid. The standard is intended to aid business leaders and investors to make more informed investment decisions. The guidance is effective for annual periods beginning after December 15, 2024 and can be applied prospectively, with an option for retrospective application, and early adoption is allowed. The Company adopted this standard on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or disclosures.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Current receivables, which are included in “Accounts receivable, net”	$4,608,997	$4,172,104
Contract assets, net	64,488	81,980
Long-term accounts receivable	816,939	845,943
Long-term contract assets, net	69,055	86,953
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	117,004	109,615
Significant changes in the gross contract assets balances during the three months ended March 31, 2025 are as follows (in thousands):

Contract Assets
Balances at December 31, 2024	$178,438
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(31,540)
Contract assets recognized, net of reclassification to receivables	4,073
Balances at March 31, 2025	$150,971
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of March 31, 2025, contract assets, net of allowances, were $133,543,000.
Gross contract assets by our internal risk ratings as of March 31, 2025 are summarized as follows (in thousands):

Contract Assets
Low risk	$33,889
Moderate risk	70,707
High risk	46,375
Total contract assets	$150,971

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Changes in the contract liabilities balances during the three months ended March 31, 2025 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2024	$109,615
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(32,528)
Cash received in advance and not recognized as revenue	39,917
Balances at March 31, 2025	$117,004
During the three months ended March 31, 2024, the Company recognized revenue of $37,570,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2025 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2025	$104,853
2026	62,369
2027	39,778
2028 and thereafter	45,241
Total remaining performance obligations	$252,241
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of seven months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2025 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 31 months.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
3.    Net Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying our previously outstanding 0.75% Convertible Senior Notes due 2025 (the "Convertible Notes") and the warrants (the "Warrants") relating to the Call Spread Transactions (as defined in Note 4), as applicable. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net earnings	$7,514	$67,027
Denominator:
Weighted average shares used to compute basic EPS	31,839	32,596
Dilutive potential common shares due to dilutive RSUs, net of tax effect	176	348
Dilutive potential common shares due to the Convertible Notes	1,731	3,228
Dilutive potential common shares due to the Warrants	937	2,263
Weighted average shares used to compute diluted EPS	34,683	38,435
Net earnings per share:
Basic	$0.24	$2.06
Diluted	$0.22	$1.74
For the three months ended March 31, 2025 and 2024, approximately 57,000 and 25,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.
4.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
ABL revolving credit facility	$468,686	$39,000
Senior unsecured notes due 2032	492,486	492,222
Convertible senior notes due 2025	—	332,867
Other financing obligations	15	23
Total	961,187	864,112
Less: current portion of long-term debt	(15)	(332,879)
Long-term debt	$961,172	$531,233

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We maintain a senior secured revolving credit facility (the “ABL facility”) pursuant to a credit agreement (as amended, the "credit agreement"). Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign subsidiaries of $350,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of March 31, 2025, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $468,686,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of March 31, 2025, no such events have occurred.
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of March 31, 2025, no such events have occurred.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The Senior Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated amortization	(7,514)	(7,778)
Net carrying amount	$492,486	$492,222
Convertible Senior Notes due 2025
In August 2019, we issued $350,000,000 aggregate principal amount of the Convertible Notes that matured on February 15, 2025. The Convertible Notes bore interest at an annual rate of 0.75% payable semiannually, in arrears, on February 15th and August 15th of each year. The Convertible Notes were general unsecured obligations of Insight and were guaranteed on a senior unsecured basis by Insight Direct USA, Inc., a wholly owned subsidiary of Insight.
Upon maturity, the significant majority of Convertible Note holders elected to convert their notes. As a result, the aggregate principal amount of $333,091,000 was settled in cash with the additional amounts due as a result of conversion being settled in shares of our common stock. The conversion rate was 14.6376 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to the initial conversion price of approximately $68.32 per share of common stock). We issued 2,832,627 shares upon conversion.
The Convertible Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Liability:
Principal	$—	$333,091
Less: debt issuance costs, net of accumulated amortization	—	(224)
Net carrying amount	$—	$332,867

The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the three months ended March 31, 2025 and 2024 is made up of contractual coupon interest and amortization of debt issuance costs.
Convertible Note Hedge and Warrant Transaction
In connection and concurrent with the issuance of the Convertible Notes, we entered into certain convertible note hedge and warrant transactions (the "Call Spread Transactions") with respect to the Company’s common stock.
The convertible note hedge consisted of an option to purchase up to 5,123,160 common stock shares at a price of $68.32 per share. On February 15, 2025, we executed the convertible note hedge upon the conversion of the Convertible Notes discussed above. Upon execution, we received 2,833,276 shares of common stock, which we used to meet our obligation under the Convertible Notes to issue shares of common stock upon conversion.
Additionally, we sold Warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share. The Warrants expire on May 15, 2025 and can only be exercised at maturity. The Company received aggregate proceeds of approximately $34,440,000 in 2019 for the sale of the Warrants.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
On January 6, 2025, we entered into an agreement to settle 2,049,264 of the total 5,123,160 Warrants. These Warrants were settled entirely in cash for $138,892,000 on February 27, 2025. We recorded a liability of approximately $112,590,000 upon execution of the agreement. The change in the fair value of the settlement liability through the settlement date of $26,301,000 was recognized in net income.
On February 25, 2025, we entered into an agreement to settle an additional 1,536,948 of the remaining Warrants. These Warrants were settled entirely in cash for $83,072,000 on April 2, 2025. We recorded a liability of approximately $84,304,000 to accrued expenses and other current liabilities upon execution of the agreement. The change in the fair value of the settlement liability through the settlement date of $1,233,000 was recognized in net income. Following the completion of the January and February 2025 Warrant settlement transactions, 1,536,948 of the Warrants remain outstanding.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of March 31, 2025, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $260,719,000 was outstanding.
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
5.    Income Taxes
Our effective tax rates for the three months ended March 31, 2025 and 2024 were 60.5% and 24.0%, respectively. Our effective tax rate was higher than the United States federal statutory rate of 21.0% due primarily to the non-deductibility of both net losses related to fair value adjustments associated with the warrant settlement liability and the revaluation of the Infocenter.io Corporation ("Infocenter") earnout liability. These increases were partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward.

As of March 31, 2025 and December 31, 2024, we had approximately $12,029,000 and $11,060,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,614,000 and $1,449,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
examinations in multiple jurisdictions, an estimate of the range of reasonably possible outcomes cannot be made at this time, but the estimated effect on our income tax expense and net earnings is not expected to be significant.
6.    Share Repurchase Program
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, in addition to any amount that remained from prior authorizations. As of March 31, 2025, approximately $300,000,476 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. During the three months ended March 31, 2024, we repurchased 187,357 shares of our common stock on the open market at a total cost of $34,999,897 (an average price of $186.81 per share).
7.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2025, we had approximately $30,987,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2025. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At March 31, 2025 we had a remaining purchase commitment of $72,041,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases do not meet the required commitment by November 29, 2026, the Company can extend the term of the commitment through November 29, 2027. During this extended period, any credit balance will remain available for payment against the usage of the subscribed products. At March 31, 2025 we had a remaining purchase commitment of $26,143,000.
The Company has recorded a contingent liability of approximately $17,405,000 payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2025. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,006,294	$128,864	$6,358	$1,141,516
Software	396,733	138,296	31,255	566,284
Services	297,616	75,668	22,472	395,756
	$1,700,643	$342,828	$60,085	$2,103,556
Major Client Groups
Large Enterprise / Corporate	$1,160,582	$252,226	$19,593	$1,432,401
Commercial	393,213	12,137	18,720	424,070
Public Sector	146,848	78,465	21,772	247,085
	$1,700,643	$342,828	$60,085	$2,103,556
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,573,050	$307,985	$52,614	$1,933,649
Net revenue recognition (Agent)	127,593	34,843	7,471	169,907
	$1,700,643	$342,828	$60,085	$2,103,556

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended March 31, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$991,066	$136,314	$7,347	$1,134,727
Software	595,240	203,252	30,736	829,228
Services	318,516	73,275	23,739	415,530
	$1,904,822	$412,841	$61,822	$2,379,485
Major Client Groups
Large Enterprise / Corporate	$1,367,303	$308,298	$22,168	$1,697,769
Commercial	357,289	8,913	15,063	381,265
Public Sector	180,230	95,630	24,591	300,451
	$1,904,822	$412,841	$61,822	$2,379,485
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,762,245	$381,082	$52,524	$2,195,851
Net revenue recognition (Agent)	142,577	31,759	9,298	183,634
	$1,904,822	$412,841	$61,822	$2,379,485
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2025 or 2024.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,006,294	$128,864	$6,358	$1,141,516
Software	396,733	138,296	31,255	566,284
Services	297,616	75,668	22,472	395,756
Total net sales	1,700,643	342,828	60,085	2,103,556
Costs of goods sold:
Hardware	876,883	112,040	5,596	994,519
Software	377,432	130,936	28,939	537,307
Services	126,876	27,925	10,452	165,253
Total costs of goods sold	1,381,191	270,901	44,987	1,697,079
Gross profit	319,452	71,927	15,098	406,477
Operating expenses:
Significant selling and administrative expenses	225,592	59,328	10,358	295,278
Stock-based compensation	6,895	1,581	371	8,847
Adjusted earnings from operations	$86,965	$11,018	$4,369	$102,352

	Three Months Ended March 31, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$991,066	$136,314	$7,347	$1,134,727
Software	595,240	203,252	30,736	829,228
Services	318,516	73,275	23,739	415,530
Total net sales	1,904,822	412,841	61,822	2,379,485
Costs of goods sold:
Hardware	862,290	118,259	6,360	986,909
Software	564,383	191,813	28,479	784,675
Services	128,306	27,736	10,931	166,973
Total costs of goods sold	1,554,979	337,808	45,770	1,938,557
Gross profit	349,843	75,033	16,052	440,928
Operating expenses:
Significant selling and administrative expenses	240,800	59,551	10,784	311,135
Stock-based compensation	6,259	1,468	316	8,043
Adjusted earnings from operations	$102,784	$14,014	$4,952	$121,750

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Our CODM uses Adjusted earnings from operations when assessing the performance of and deciding how to allocate resources to the operating segments. For example, Adjusted earnings from operations is a basis for executive variable compensation. Significant selling and administrative expenses primarily reflect personnel costs, including teammate benefits. Our CODM uses an Adjusted measure of earnings from operations which excludes amortization of intangible assets, severance and restructuring expenses, acquisition and integration related expenses and certain other expenses. These other expenses include transformation costs, costs associated with third-party data center outages, net of recoveries, revaluation of earnout liabilities and other non-significant expenses. Our CODM uses comparisons of actual Adjusted earnings from operations against budget, forecasts and prior periods as a basis for assessing current period segment performance as well as for determining necessary resources to assign, including for determining necessary investments or reductions in resources.
The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2025	December 31, 2024
North America	$6,740,986	$6,704,511
EMEA	1,911,405	1,484,341
APAC	287,174	190,678
Corporate assets and intercompany eliminations, net	(1,016,992)	(930,952)
Total assets	$7,922,573	$7,448,578
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization of property and equipment:
North America	$6,277	$6,073
EMEA	857	757
APAC	97	131
	7,231	6,961
Amortization of intangible assets:
North America	16,804	13,146
EMEA	1,744	1,670
APAC	—	109
	18,548	14,925
Total	$25,779	$21,886
9.    Acquisition
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms.

The preliminary fair value of net assets acquired was approximately $98,475,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value of various accrued expense balance assessments could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $190,725,000, which was recorded in our North America operating segment.

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

We recognized a loss of $15,200,000 within selling and administrative expenses due to an increase in the estimated fair value of the earnout payments for the three months ended March 31, 2025.

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
Quarterly Overview
Today, every business is a technology business. We help our clients accelerate their digital journey to modernize their businesses and maximize the value of technology. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked solutions integrator, we enable secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 37 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
On a consolidated basis, for the three months ended March 31, 2025:
•Net sales of $2.1 billion decreased 12% compared to the three months ended March 31, 2024. The decrease in net sales reflects decreases in software and services net sales, partially offset by an increase in hardware net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 11% compared to the first quarter of 2024.
•Gross profit of $406.5 million decreased 8% compared to the three months ended March 31, 2024. Excluding the effects of fluctuating foreign currency exchange rates, gross profit decreased 7% compared to the first quarter of 2024.
•Compared to the three months ended March 31, 2024, gross margin expanded approximately 80 basis points to 19.3% of net sales in the three months ended March 31, 2025. This expansion primarily reflects higher margin contributed by hardware and services net sales compared to the same period in the prior year.
•Earnings from operations decreased 40%, year to year, to $60.1 million in the first quarter of 2025 compared to $100.0 million in the first quarter of 2024. The decrease was primarily due to a decrease in gross profit in the current quarter, combined with an increase in selling and administrative expenses and severance and restructuring expenses, net. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 39% year to year.
•Net earnings and diluted earnings per share were $7.5 million and $0.22, respectively, for the first quarter of 2025. This compares to net earnings of $67.0 million and diluted earnings per share of $1.74 for the first quarter of 2024. The decrease in net earnings was due in part to a net loss of $15.2 million from the revaluation of the Infocenter earnout liability and a net loss of $25.1 million recorded to reflect the revaluation of warrant settlement liabilities in the current year period. Diluted earnings per share decreased 87% year to year, and excluding the effects of fluctuating foreign currency exchange rates, also decreased 87% year to year.

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
Supply Chain, Demand and Inflation Update

Inflation contributed to sustained high interest rates on all of our variable rate facilities in the first quarter of 2025 consistent with the prior year period. While these interest rates are expected to decrease, we continue to anticipate higher than historical rates throughout most of 2025. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects in 2025 and beyond.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Costs of goods sold	80.7	81.5
Gross profit	19.3	18.5
Selling and administrative expenses	16.1	14.2
Severance and restructuring expenses, net and acquisition and integration related expenses	0.3	0.1
Earnings from operations	2.9	4.2
Non-operating expense, net	2.0	0.5
Earnings before income taxes	0.9	3.7
Income tax expense	0.5	0.9
Net earnings	0.4%	2.8%
We generally experience some seasonal trends in our net sales. Software and certain cloud net sales are typically seasonally higher in our second and fourth quarters. Business clients, particularly larger enterprise businesses in the United States, tend to spend more, particularly on product, in our fourth quarter. Sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are also often stronger in our second quarter. Sales to public sector clients in the United Kingdom are often stronger in our first quarter. These trends create overall variability in our consolidated results.
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to effectively shift our focus and efficiently respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Sales. Net sales of $2.1 billion for the three months ended March 31, 2025 decreased 12%, year to year, compared to the three months ended March 31, 2024, reflecting decreases in all of our operating segments.

Our net sales by operating segment were as follows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2025	2024
North America	$1,700,643	$1,904,822	(11)%
EMEA	342,828	412,841	(17)%
APAC	60,085	61,822	(3)%
Consolidated	$2,103,556	$2,379,485	(12)%
Our net sales by offering category for North America for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2025	2024
Hardware	$1,006,294	$991,066	2%
Software	396,733	595,240	(33)%
Services	297,616	318,516	(7)%
	$1,700,643	$1,904,822	(11)%
Net sales in North America decreased 11%, or $204.2 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by decreases in software and services net sales, partially offset by an increase in hardware net sales. Software and services net sales decreased 33% and 7%, year to year, respectively. These decreases were partially offset by an increase in hardware net sales of 2%, year over year. The net changes for the three months ended March 31, 2025 were the result of the following:
•The decrease in software net sales was primarily due to a significant multi year transaction in the prior year period with no comparable transaction in the current year period. Changes in certain vendor relationships (shifting us from a principal to an agent role) as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales also contributed to the year to year decrease in software net sales.
•The decrease in services net sales was primarily due to declines in sales of Insight Delivered services from our organic business, partially offset by net sales from Infocenter. Our North America organic business excludes Infocenter, which we acquired on May 1, 2024. A decrease in fees from cloud solution offerings and a decrease in warranty net sales also contributed to the year to year decrease in services net sales.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to slightly higher demand. This increase was driven by an increase in device sales.

Our net sales by offering category for EMEA for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Three Months Ended March 31,		% Change
Sales Mix	2025	2024
Hardware	$128,864	$136,314	(5)%
Software	138,296	203,252	(32)%
Services	75,668	73,275	3%
	$342,828	$412,841	(17)%
Net sales in EMEA decreased 17%, or $70.0 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 15%, year to year. Net sales of software and hardware decreased by 32% and 5%, respectively, year to year, partially offset by an increase in services net sales of 3%, year over year. The net changes for the three months ended March 31, 2025 were the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and public sector clients reflecting changes in certain vendor relationships as well as continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and public sector clients.
•The increase in services net sales was primarily due to an increase in agency net sales, partially offset by a net decrease in fees from cloud solution offerings as a result of partner program changes.
Our net sales by offering category for APAC for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2025	2024
Hardware	$6,358	$7,347	(13)%
Software	31,255	30,736	2%
Services	22,472	23,739	(5)%
	$60,085	$61,822	(3)%
Net sales in APAC decreased 3%, or $1.7 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 1%, year over year. Net sales of hardware and services decreased by 13% and 5%, respectively, year to year. These decreases were partially offset by an increase in software net sales of 2%, year over year. The net changes for the three months ended March 31, 2025 were the result of the following:
•The decrease in services net sales was primarily due to a decrease in fees from cloud solution offerings.
•The decrease in hardware net sales was primarily the result of lower volume of sales to corporate and public sector clients.
•The increase in software net sales was due to higher volume of sales to commercial clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2025 and 2024:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	59%	52%	38%	33%	11%	12%
Software	23%	31%	40%	49%	52%	50%
Services	18%	17%	22%	18%	37%	38%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit decreased 8%, or $34.5 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, with gross margin expanding approximately 80 basis points to 19.3% for the three months ended March 31, 2025 compared to 18.5% for the three months ended March 31, 2024.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	% of Net Sales	2024	% of Net Sales
North America	$319,452	18.8%	$349,843	18.4%
EMEA	71,927	21.0%	75,033	18.2%
APAC	15,098	25.1%	16,052	26.0%
Consolidated	$406,477	19.3%	$440,928	18.5%
North America's gross profit for the three months ended March 31, 2025 decreased 9%, or $30.4 million, compared to the three months ended March 31, 2024. As a percentage of net sales, gross margin expanded approximately 40 basis points to 18.8%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in product margin of 36 basis points and a slight increase in services margin of 5 basis points.
•The expansion in product margin reflects an increase in margin contribution from hardware net sales due to changes in product mix towards higher margin products, partially offset by a decrease in margin from software net sales.
•The slight increase in services margin reflects an increase in margin contribution from Insight Core services (consisting of Insight Delivered and managed services) from Infocenter.

EMEA's gross profit for the three months ended March 31, 2025 decreased 4%, or $3.1 million, year to year (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2024. As a percentage of net sales, gross margin expanded 280 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 290 basis points and a slight contraction in product margin of 9 basis points.
•The increase in services margin is primarily the result of increased margin contribution from Insight Core services and an increase in agency net sales, partially offset by fees for cloud solution offerings.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The contraction in product margin is primarily the result of sales of software at lower margins than in the prior year period, partially offset by sales of hardware at higher margins than in the same period in the prior year.

APAC's gross profit for the three months ended March 31, 2025 decreased 6%, or $1.0 million, year to year (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2024. As a percentage of net sales, gross margin contracted approximately 90 basis points, year to year. The year to year net contraction in gross margin was attributable to a net contraction in services margin of 71 basis points and a net contraction in product margin of 12 basis points driven by the decrease in fees from cloud solution offerings in the current year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2025 increased 1%, or $1.7 million, compared to the three months ended March 31, 2024 (also increasing 1% when excluding the effects of fluctuating foreign currency exchange rates).
Selling and administrative expenses increased approximately 190 basis points as a percentage of net sales in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall net increase in selling and administrative expenses primarily reflects increases in other expenses and depreciation and amortization expenses of $18.7 million and $3.9 million, respectively, year over year. The net increase in other expenses primarily reflects a loss of $15.2 million recognized on the revaluation of the Infocenter acquisition earnout liability and an increase in fees for service agreements. We also incurred transformation costs in the current and prior year periods of $1.3 million and $2.3 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. The increase in depreciation and amortization expenses primarily reflects higher amortization of intangible assets associated with the Infocenter acquisition. These increases were partially offset by a net decrease in personnel costs, including teammate benefits of $16.8 million. The decrease in personnel costs reflects a decrease in overall teammate headcount as well as a reduction in variable compensation compared to the prior year period.
Severance and Restructuring Expenses, net. During the three months ended March 31, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $7.0 million. Comparatively, during the three months ended March 31, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $2.2 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
Acquisition and Integration Related Expenses. During the three months ended March 31, 2024, we recorded acquisition and integration related expenses of approximately $1.3 million. During the three months ended March 31, 2025, we had no significant comparable activity. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.
Earnings from Operations. Earnings from operations decreased 40%, or $39.9 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	% of Net Sales	2024	% of Net Sales
North America	$50,790	3.0%	$84,023	4.4%
EMEA	5,011	1.5%	11,190	2.7%
APAC	4,302	7.2%	4,773	7.7%
Consolidated	$60,103	2.9%	$99,986	4.2%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's earnings from operations for the three months ended March 31, 2025 decreased 40%, or $33.2 million, compared to the three months ended March 31, 2024. As a percentage of net sales, earnings from operations decreased by approximately 140 basis points to 3.0%. The decrease in earnings from operations was primarily driven by a decrease in gross profit combined with an increase in selling and administrative expenses and severance and restructuring expenses, net, partially offset by a decrease in acquisition and integration related expenses, when compared to the three months ended March 31, 2024.
EMEA's earnings from operations for the three months ended March 31, 2025 decreased 55%, or $6.2 million (decreasing 54% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2024. As a percentage of net sales, earnings from operations decreased by approximately 120 basis points to 1.5%. The decrease in earnings from operations was primarily driven by a decrease in gross profit combined with an increase in severance and restructuring expenses, net, when compared to the three months ended March 31, 2024.
APAC's earnings from operations for the three months ended March 31, 2025 decreased 10%, or $0.5 million (decreasing 7% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2024. As a percentage of net sales, earnings from operations decreased by approximately 50 basis points to 7.2%. The decrease in earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses, when compared to the three months ended March 31, 2024.
Adjusted Earnings from Operations. Adjusted earnings from operations decreased 16%, or $19.4 million, year to year, in three months ended March 31, 2025 compared to three months ended March 31, 2024. Our Adjusted earnings from operations and Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	% of Net Sales	2024	% of Net Sales
North America	$86,965	5.1%	$102,784	5.4%
EMEA	11,018	3.2%	14,014	3.4%
APAC	4,369	7.3%	4,952	8.0%
Consolidated	$102,352	4.9%	$121,750	5.1%
North America’s Adjusted earnings from operations for the three months ended March 31, 2025 decreased 15%, or $15.8 million, compared to the three months ended March 31, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 30 basis points to 5.1%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the three months ended March 31, 2025 decreased 21% (decreasing 20% excluding the effects of fluctuating foreign currency exchange rates), or $3.0 million, compared to the three months ended March 31, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 20 basis points to 3.2%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit.
APAC’s Adjusted earnings from operations for the three months ended March 31, 2025 decreased 12% (decreasing 9% excluding the effects of fluctuating foreign currency exchange rates), or $0.6 million, compared to the three months ended March 31, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 70 basis points to 7.3%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended March 31, 2025 increased 24%, or $3.1 million, compared to the three months ended March 31, 2024. This was primarily due to the issuance of the Senior Notes in May 2024, the maturity of the Convertible Notes in February 2025 and decreased interest income partially offset by lower interest rates and lower loan balances under our ABL facility and decreased imputed interest under our inventory financing facilities.

Imputed interest under our inventory financing facilities was $2.4 million for the three months ended March 31, 2025 compared to $2.5 million for the three months ended March 31, 2024. The decrease in imputed interest under our inventory financing facilities was a result of lower average daily balances under the facilities during the period. For a description of our various financing facilities, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other Expense (Income), Net. Other expense (income), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the three months ended March 31, 2025 in connection with the cash settlement of a portion of the outstanding Warrants, with no comparable activity in the three months ended March 31, 2024. For additional information regarding the Warrants, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 60.5% for the three months ended March 31, 2025 was higher than our effective tax rate of 24.0% for the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025 was primarily due to the non-deductibility of both net losses related to fair value adjustments associated with the warrant settlement liability and the revaluation of the Infocenter earnout liability. These increases are partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward.
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations exclude (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, and (vi) gains and losses from revaluation of acquisition related earnout liabilities, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended March 31, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$50,790	$5,011	$4,302	$60,103
Amortization of intangible assets	16,804	1,744	—	18,548
Change in fair value of earnout liabilities	15,200	—	—	15,200
Other(a)(b)	4,171	4,263	67	8,501
Adjusted non-GAAP earnings from operations	$86,965	$11,018	$4,369	$102,352

GAAP EFO as a percentage of net sales	3.0%	1.5%	7.2%	2.9%
Adjusted non-GAAP EFO as a percentage of net sales	5.1%	3.2%	7.3%	4.9%

	Three Months Ended March 31, 2024
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$84,023	$11,190	$4,773	$99,986
Amortization of intangible assets	13,146	1,670	109	14,925
Change in fair value of earnout liabilities	465	476	—	941
Other(a)(b)	5,150	678	70	5,898
Adjusted non-GAAP earnings from operations	$102,784	$14,014	$4,952	$121,750

GAAP EFO as a percentage of net sales	4.4%	2.7%	7.7%	4.2%
Adjusted non-GAAP EFO as a percentage of net sales	5.4%	3.4%	8.0%	5.1%

(a)	In North America, other includes transformation costs of $0.9 million and $2.3 million for the three months ended March 31, 2025 and March 31, 2024, respectively. In EMEA, other includes transformation costs of $0.4 million for the three months ended March 31, 2025.
(b)	Includes severance and restructuring expenses, net of $7.0 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively. Includes acquisition and integration related expenses of $0.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$78,050	$247,179
Net cash used in investing activities	(7,130)	(6,482)
Net cash used in financing activities	(15,473)	(125,267)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	7,177	(5,074)
Increase in cash, cash equivalents and restricted cash	62,624	110,356
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$324,091	$381,141
Cash and Cash Flow
•Our primary uses of cash during the three months ended March 31, 2025 were to repay debt, including the remaining principal balance upon maturity of the Convertible Notes, and to fund the cash settlement of a portion of the Warrants.
•Operating activities provided $78.1 million in cash during the three months ended March 31, 2025, compared to cash provided by operating activities of $247.2 million during the three months ended March 31, 2024.
•Capital expenditures were $7.1 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively.
•During the three months ended March 31, 2025, we did not repurchase any of our common stock compared to $35.0 million of repurchases during the three months ended March 31, 2024.
•We had net borrowings under our ABL facility during the three months ended March 31, 2025 of $423.8 million compared to net repayments of $42.2 million during the three months ended March 31, 2024.
•We had net borrowings under our inventory financing facilities of $42.7 million during the three months ended March 31, 2025 compared to net repayments of $4.5 million during the three months ended March 31, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the three months ended March 31, 2025.
•We paid $138.9 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes.
We anticipate that cash flows from operations, together with the funds available under our financing facilities, will be adequate to support our expected cash and working capital requirements for operations, as well as other strategic acquisitions, over the next 12 months and beyond. We expect existing cash and cash flows from operations to continue to be sufficient to fund our operating cash activities and cash commitments for investing and financing activities, such as capital expenditures, strategic acquisitions, repurchases of our common stock, any additional cash settlements of the remaining Warrants associated, debt repayments and repayment of our inventory financing facilities for the next 12 months. We currently expect to fund known cash commitments beyond the next 12 months through operating cash activities and/or other available financing resources.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash provided by operating activities
•We have an inverted cash cycle resulting from typically paying partners on shorter terms than we provide to our clients. This generally means in periods of declining hardware sales, we typically generate increased cash from operations.
•Cash flow provided by operating activities in the first three months of 2025 was $78.1 million compared to cash provided by operating activities of $247.2 million in the first three months of 2024.
•The decrease in cash provided by operating activities period over period is primarily due to lower net earnings, combined with the impact of higher hardware net sales compared to the same period in the prior year. In the first quarter of 2024 our cash generated from operations was also positively impacted by timing of receipts compared to partner payments as well as deferral of certain operating payments at March 31, 2024.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $2.7 billion and $2.0 billion in the first quarter of 2025 and 2024, respectively.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2025 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to settle a portion of the outstanding Warrants and for strategic acquisitions.
Net cash used in investing activities

•Capital expenditures were $7.1 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively.
•We expect capital expenditures for the full year 2025 to be in a range of $35.0 to $40.0 million.
Net cash used in financing activities

•During the three months ended March 31, 2025, we had net borrowings under our ABL facility of $423.8 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes.
•During the three months ended March 31, 2024, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $42.2 million.
•We had net borrowings under our inventory financing facilities of $42.7 million during the three months ended March 31, 2025 compared to net repayments of $4.5 million during the three months ended March 31, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the three months ended March 31, 2025.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes in the three months ended March 31, 2024.
•We paid $138.9 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in cash in the three months ended March 31, 2025.
•During the three months ended March 31, 2025, we did not make any earnout and acquisition related payments.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the three months ended March 31, 2024, we made earnout and acquisition related payments of $18.3 million associated with our acquisitions of Amdaris Group Limited, Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd.
•During the three months ended March 31, 2025, we did not repurchase any shares of our common stock.
•During the three months ended March 31, 2024, we repurchased $35.0 million of our common stock.

Financing Facilities
•Our debt balance as of March 31, 2025 was $961.2 million.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2025, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At March 31, 2025, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of March 31, 2025, eligible accounts receivable and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $468.7 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $260.7 million was outstanding at March 31, 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of March 31, 2025, we had approximately $251.8 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, The Netherlands, Australia and New Zealand. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Contractual Obligations
Other than as described in Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of March 31, 2025, the fair market value of our Senior Notes was $505.4 million. For additional information about our Senior Notes, see Note 4 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2025.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	—	$—	—	$300,000,476
February 1, 2025 through February 28, 2025	—	—	—	300,000,476
March 1, 2025 through March 31, 2025	—	—	—	300,000,476
Total	—		—
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, in addition to any amount that remained from prior authorizations. As of March 31, 2025, approximately $300.0 million remained available for repurchases under our share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

Date:	May 1, 2025	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)