Form 10-Q
period 2025-06-30
INSIGHT ENTERPRISES INC
filed 2025-07-31
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
The number of shares outstanding of the issuer’s common stock as of July 25, 2025 was 31,470,776.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2025

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, our expectations regarding certain trends for our business and that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs, including our belief that we may not experience significant growth in cloud gross profit in 2025 compared to 2024 as a result of certain partner program changes; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that while interest rates will decrease, our anticipation that higher than historical interest rates will continue throughout most of 2025, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in the remainder of 2025 in excess of working capital needs to pay down our ABL facility (as defined in this report) and inventory financing facilities, and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in "Risk Factors" in Part II, Item 1A of this report:

•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and in the requirements year over year;
•our ability to keep pace with rapidly evolving technological advances including generative artificial intelligence and the evolving competitive marketplace;
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

INSIGHT ENTERPRISES, INC.
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
•potential contractual disputes or collection matters with our clients and third-party suppliers;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$309,135	$259,234
Accounts receivable, net of allowance for doubtful accounts of $46,113 and $35,687, respectively	5,479,172	4,172,104
Inventories	147,489	122,581
Contract assets, net	63,909	81,980
Other current assets	300,309	208,723
Total current assets	6,300,014	4,844,622
Long-term contract assets, net	64,872	86,953
Property and equipment, net of accumulated depreciation and amortization of $230,194 and $220,311, respectively	191,165	215,678
Goodwill	905,218	893,516
Intangible assets, net of accumulated amortization of $283,169 and $243,187, respectively	393,781	426,493
Long-term accounts receivable	748,105	845,943
Other assets	125,611	135,373
	$8,728,766	$7,448,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$4,167,396	$3,059,667
Accounts payable—inventory financing facilities	220,791	217,604
Accrued expenses and other current liabilities	507,204	512,052
Current portion of long-term debt	13	332,879
Total current liabilities	4,895,404	4,122,202
Long-term debt	1,324,992	531,233
Deferred income taxes	51,058	64,459
Long-term accounts payable	701,149	799,546
Other liabilities	150,680	160,527
	7,123,283	5,677,967
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 31,420 shares at June 30, 2025 and 31,778 shares at December 31, 2024 issued and outstanding	314	318
Additional paid-in capital	150,621	342,893
Retained earnings	1,489,617	1,508,558
Accumulated other comprehensive loss – foreign currency translation adjustments	(35,069)	(81,158)
Total stockholders’ equity	1,605,483	1,770,611
	$8,728,766	$7,448,578
See accompanying notes to consolidated financial statements.
1

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Products	$1,665,290	$1,726,435	$3,373,090	$3,690,390
Services	426,192	435,227	821,948	850,757
Total net sales	2,091,482	2,161,662	4,195,038	4,541,147
Costs of goods sold:
Products	1,480,777	1,536,270	3,012,603	3,307,854
Services	168,378	172,027	333,631	339,000
Total costs of goods sold	1,649,155	1,708,297	3,346,234	3,646,854
Gross profit:
Products	184,513	190,165	360,487	382,536
Services	257,814	263,200	488,317	511,757
Gross profit	442,327	453,365	848,804	894,293
Operating expenses:
Selling and administrative expenses	352,314	317,234	691,487	654,668
Severance and restructuring expenses, net	3,405	4,868	10,431	7,095
Acquisition and integration related expenses	76	190	251	1,471
Earnings from operations	86,532	131,073	146,635	231,059
Non-operating expense (income):
Interest expense, net	22,352	14,190	37,977	26,747
Other expense (income), net	13	(469)	25,482	(1,232)
Earnings before income taxes	64,167	117,352	83,176	205,544
Income tax expense	17,235	29,908	28,730	51,073
Net earnings	$46,932	$87,444	$54,446	$154,471
Net earnings per share:
Basic	$1.48	$2.69	$1.71	$4.74
Diluted	$1.46	$2.27	$1.63	$4.01
Shares used in per share calculations:
Basic	31,780	32,565	31,809	32,580
Diluted	32,121	38,567	33,402	38,501

See accompanying notes to consolidated financial statements.
2

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$46,932	$87,444	$54,446	$154,471
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustments	35,319	(3,425)	46,089	(15,516)
Total comprehensive income	$82,251	$84,019	$100,535	$138,955
See accompanying notes to consolidated financial statements.
3

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at March 31, 2025	31,912	$319	—	$—	$144,941	$(70,388)	$1,516,072	$1,590,944
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	31	—	—	—	(1,327)	—	—	(1,327)
Stock-based compensation expense	—	—	—	—	9,061	—	—	9,061
Employee stock purchase plan issuances	9	—	—	—	1,181	—	—	1,181
Excise tax on stock repurchases	—	—	—	—	(506)	—	—	(506)
Repurchase of treasury stock	—	—	(600)	(76,118)	—	—	—	(76,118)
Retirement of treasury stock	(600)	(6)	600	76,118	(2,725)	—	(73,387)	—
Settlement upon exercise of Warrants	68	1	—	—	(4)	—	—	(3)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	35,319	—	35,319
Net earnings	—	—	—	—	—	—	46,932	46,932
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
Balances at March 31, 2024	32,548	$325	—	$—	$326,539	$(53,703)	$1,482,330	$1,755,491
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	30	1	—	—	(1,971)	—	—	(1,970)
Stock-based compensation expense	—	—	—	—	8,857	—	—	8,857
Employee stock purchase plan issuances	6	—	—	—	1,088	—	—	1,088
Excise tax on stock repurchases	—	—	—	—	60	—	—	60
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,425)	—	(3,425)
Net earnings	—	—	—	—	—	—	87,444	87,444
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	158	2	—	—	(12,419)	—	—	(12,417)
Stock-based compensation expense	—	—	—	—	17,909	—	—	17,909
Employee stock purchase plan issuances	16	—	—	—	2,368	—	—	2,368
Shares issued upon conversion of Convertible Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(2,833)	(28)	—	—	28	—	—	—
Repurchase of treasury stock	—	—	(600)	(76,118)	—	—	—	(76,118)
Retirement of treasury stock	(600)	(6)	600	76,118	(2,725)	—	(73,387)	—
Excise tax on stock repurchases	—	—	—	—	(505)	—	—	(505)
Settlement upon exercise of Warrants	68	—	—	—	(196,900)	—	—	(196,900)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	46,089	—	46,089
Net earnings	—	—	—	—	—	—	54,446	54,446
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	170	2	—	—	(11,012)	—	—	(11,010)
Stock-based compensation expense	—	—	—	—	16,900	—	—	16,900
Employee stock purchase plan issuances	11	—	—	—	2,000	—	—	2,000
Shares issued upon conversion of Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(187)	(35,000)	—	—	—	(35,000)
Retirement of treasury stock	(187)	(2)	187	35,000	(1,889)	—	(33,109)	—
Excise tax on stock repurchases	—	—	—	—	(33)	—	—	(33)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(15,516)	—	(15,516)
Net earnings	—	—	—	—	—	—	154,471	154,471
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545

See accompanying notes to consolidated financial statements.
4

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$54,446	$154,471
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	51,711	46,451
Provision for losses on accounts receivable	2,269	2,158
Provision for losses on contract assets	3,926	3,038
Non-cash stock-based compensation	17,909	16,900
Net change on revaluation of earnout liabilities	15,364	(24,207)
Deferred income taxes	(13,689)	(3,535)
Net loss on revaluation of warrant settlement liabilities	25,069	—
Impairment loss on long lived real estate asset	12,588	—
Amortization of debt issuance costs	2,344	2,590
Other adjustments	(843)	2,749
Changes in assets and liabilities:
Increase in accounts receivable	(1,128,707)	(598,219)
(Increase) decrease in inventories	(23,243)	34,366
Decrease in contract assets	36,227	42,911
Decrease (increase) in long-term accounts receivable	103,073	(235,690)
Increase in other assets	(61,411)	(52,087)
Increase in accounts payable	950,439	734,222
(Decrease) increase in long-term accounts payable	(103,511)	237,652
Decrease in accrued expenses and other liabilities	(42,962)	(70,806)
Net cash (used in) provided by operating activities:	(99,001)	292,964
Cash flows from investing activities:
Proceeds from sale of assets	—	3,970
Purchases of property and equipment	(11,978)	(18,644)
Acquisitions, net of cash and cash equivalents acquired	—	(264,374)
Net cash used in investing activities:	(11,978)	(279,048)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,103,360	2,451,966
Repayments on ABL revolving credit facility	(2,322,961)	(2,872,410)
Warrants settlement	(221,968)	—
Repayment of principal on the Convertible Notes	(333,091)	(16,895)
Net borrowings (repayments) under inventory financing facilities	2,077	(12,987)
Proceeds from issuance of senior unsecured notes	—	500,000
Payment of debt issuance costs	—	(7,854)
Repurchases of common stock	(76,118)	(35,000)
Earnout and acquisition related payments	—	(18,296)
Other payments	(12,181)	(9,147)
Net cash provided by (used in) financing activities:	139,118	(20,623)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	21,959	(5,728)
Increase (decrease) in cash, cash equivalents and restricted cash	50,098	(12,435)
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$311,565	$258,350
See accompanying notes to consolidated financial statements.
5

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2025 and our results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
6

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
7

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Current receivables, which are included in “Accounts receivable, net”	$5,479,172	$4,172,104
Contract assets, net	63,909	81,980
Long-term accounts receivable	748,105	845,943
Long-term contract assets, net	64,872	86,953
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	110,053	109,615
Significant changes in the gross contract assets balances during the six months ended June 30, 2025 are as follows (in thousands):

Contract Assets
Balances at December 31, 2024	$178,438
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(50,328)
Contract assets recognized, net of reclassification to receivables	9,112
Balances at June 30, 2025	$137,222
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of June 30, 2025, contract assets, net of allowances, were $128,781,000.
Gross contract assets by our internal risk ratings as of June 30, 2025 are summarized as follows (in thousands):

Contract Assets
Low risk	$29,978
Moderate risk	64,088
High risk	43,156
Total contract assets	$137,222
8

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Changes in the contract liabilities balances during the six months ended June 30, 2025 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2024	$109,615
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(54,920)
Cash received in advance and not recognized as revenue	55,358
Balances at June 30, 2025	$110,053
During the six months ended June 30, 2024, the Company recognized revenue of $55,476,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2025 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2025	$75,780
2026	74,983
2027	46,484
2028 and thereafter	51,158
Total remaining performance obligations	$248,405
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of seven months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2025 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 28 months.
3.    Assets Held for Sale
During the six months ended June 30, 2025, our property in Santa Monica, California met the criteria to be classified as held for sale, within other current assets, and the carrying value of the property was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded a loss on impairment of a long lived real estate asset of $12,588,000, within selling and administrative expenses. We acquired the Santa Monica property as part of an acquisition in 2019. During the six months ended June 30, 2024, we did not have any assets held for sale.
9

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net earnings	$46,932	$87,444	$54,446	$154,471
Denominator:
Weighted average shares used to compute basic EPS	31,780	32,565	31,809	32,580
Dilutive potential common shares due to dilutive RSUs, net of tax effect	51	275	114	312
Dilutive potential common shares due to the Convertible Notes	—	3,322	865	3,275
Dilutive potential common shares due to the Warrants	290	2,405	614	2,334
Weighted average shares used to compute diluted EPS	32,121	38,567	33,402	38,501
Net earnings per share:
Basic	$1.48	$2.69	$1.71	$4.74
Diluted	$1.46	$2.27	$1.63	$4.01
For the three and six months ended June 30, 2025, approximately 212,000 and 135,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2024, approximately 4,000 and 15,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
ABL revolving credit facility	$832,442	$39,000
Senior unsecured notes due 2032	492,550	492,222
Convertible senior notes due 2025	—	332,867
Other financing obligations	13	23
Total	1,325,005	864,112
Less: current portion of long-term debt	(13)	(332,879)
Long-term debt	$1,324,992	$531,233
On June 16, 2025, we entered into the Fifth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, includes revisions to remove the credit adjustment spread and clarifications regarding the disposition of accounts. Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign subsidiaries of $350,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of June 30, 2025, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $832,442,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of June 30, 2025, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2025, no such events have occurred.
The Senior Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated amortization	(7,450)	(7,778)
Net carrying amount	$492,550	$492,222
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
The Convertible Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Liability:
Principal	$—	$333,091
Less: debt issuance costs, net of accumulated amortization	—	(224)
Net carrying amount	$—	$332,867

The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the three and six months ended June 30, 2025 and 2024 is made up of contractual coupon interest and amortization of debt issuance costs. Due to the maturity of the Convertible Notes in February 2025, no interest expense was incurred for the three months ended June 30, 2025.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
Additionally, we sold Warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share as part of the Call Spread Transactions. The Warrants expired on May 15, 2025 and could only have been exercised at maturity. The Company received aggregate proceeds of approximately $34,440,000 in 2019 for the sale of the Warrants.
On January 6, 2025, we entered into an agreement to settle 2,049,264 of the total 5,123,160 Warrants. These Warrants were settled entirely in cash for $138,892,000 on February 27, 2025. We recorded a liability of approximately $112,590,000 to accrued expenses and other current liabilities upon execution of the agreement. The change in the fair value of the settlement liability through the settlement date of $26,301,000 was recognized in net income.
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
During the three months ended June 30, 2025, we settled approximately 297,000 of the remaining Warrants in shares. As of June 30, 2025, 1,239,825 Warrants remained outstanding and will be settled in shares over the second half of 2025.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of June 30, 2025, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $220,791,000 was outstanding.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
6.    Income Taxes
Our effective tax rates for the three and six months ended June 30, 2025 were 26.9% and 34.5%, respectively. Our effective tax rate for the three months ended June 30, 2025 was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by tax benefits related to research and development activities. Our effective tax rate for the six months ended June 30, 2025 was higher than the United States federal statutory rate of 21.0% due primarily to the non-deductibility of losses related to the warrant fair value adjustments and the revaluation of earnout liabilities. These increases were partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward.
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
As of June 30, 2025 and December 31, 2024, we had approximately $11,872,000 and $11,060,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,534,000 and $1,449,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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
7.    Share Repurchase Program
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, in addition to any amount that remained from prior authorizations. As of June 30, 2025, approximately $223,883,000 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended June 30, 2025, we repurchased 600,000 shares of our common stock in a private transaction from ValueAct Capital, an affiliate, at a total cost of $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction). During the three months ended June 30, 2024, we did not repurchase any shares of our common stock.
During the six months ended June 30, 2025, we repurchased 600,000 shares of our common stock in a private transaction from ValueAct Capital, an affiliate, at a total cost of $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction). During the six months ended June 30, 2024, we repurchased 187,357 shares of our common stock on the open market at a total cost of $35,000,000 (an average price of $186.81 per share). All shares repurchased during the six months ended June 30, 2025 and 2024 were retired.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2025, we had approximately $37,143,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2025. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At June 30, 2025, we had a remaining purchase commitment of $67,468,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases do not meet the required commitment by November 29, 2026, the Company can extend the term of the commitment through November 29, 2027. During this extended period, any credit balance will remain available for payment against the usage of the subscribed products. At June 30, 2025 we had a remaining purchase commitment of $13,071,000.
The Company has recorded a contingent liability of approximately $24,592,000 payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2025. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,073,904	$108,450	$8,677	$1,191,031
Software	300,708	151,880	21,671	474,259
Services	309,692	88,284	28,216	426,192
	$1,684,304	$348,614	$58,564	$2,091,482
Major Client Groups
Large Enterprise / Corporate	$1,131,846	$255,107	$22,128	$1,409,081
Commercial	390,934	5,460	19,175	415,569
Public Sector	161,524	88,047	17,261	266,832
	$1,684,304	$348,614	$58,564	$2,091,482
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,547,975	$303,028	$49,428	$1,900,431
Net revenue recognition (Agent)	136,329	45,586	9,136	191,051
	$1,684,304	$348,614	$58,564	$2,091,482

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,037,523	$125,074	$10,044	$1,172,641
Software	365,209	167,182	21,403	553,794
Services	329,625	76,617	28,985	435,227
	$1,732,357	$368,873	$60,432	$2,161,662
Major Client Groups
Large Enterprise / Corporate	$1,189,407	$271,772	$23,867	$1,485,046
Commercial	359,940	7,788	17,347	385,075
Public Sector	183,010	89,313	19,218	291,541
	$1,732,357	$368,873	$60,432	$2,161,662
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,586,437	$329,126	$48,301	$1,963,864
Net revenue recognition (Agent)	145,920	39,747	12,131	197,798
	$1,732,357	$368,873	$60,432	$2,161,662

	Six Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,080,198	$237,314	$15,035	$2,332,547
Software	697,441	290,176	52,926	1,040,543
Services	607,308	163,952	50,688	821,948
	$3,384,947	$691,442	$118,649	$4,195,038
Major Client Groups
Large Enterprise / Corporate	$2,292,428	$507,333	$41,721	$2,841,482
Commercial	784,147	17,597	37,895	839,639
Public Sector	308,372	166,512	39,033	513,917
	$3,384,947	$691,442	$118,649	$4,195,038
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,121,025	$611,013	$102,042	$3,834,080
Net revenue recognition (Agent)	263,922	80,429	16,607	360,958
	$3,384,947	$691,442	$118,649	$4,195,038

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Six Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,028,589	$261,388	$17,391	$2,307,368
Software	960,449	370,434	52,139	1,383,022
Services	648,141	149,892	52,724	850,757
	$3,637,179	$781,714	$122,254	$4,541,147
Major Client Groups
Large Enterprise / Corporate	$2,556,710	$580,070	$46,035	$3,182,815
Commercial	717,229	16,701	32,410	766,340
Public Sector	363,240	184,943	43,809	591,992
	$3,637,179	$781,714	$122,254	$4,541,147
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,348,682	$710,208	$100,825	$4,159,715
Net revenue recognition (Agent)	288,497	71,506	21,429	381,432
	$3,637,179	$781,714	$122,254	$4,541,147
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and six months ended June 30, 2025 or 2024.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,073,904	$108,450	$8,677	$1,191,031
Software	300,708	151,880	21,671	474,259
Services	309,692	88,284	28,216	426,192
Total net sales	1,684,304	348,614	58,564	2,091,482
Costs of goods sold:
Hardware	936,777	92,819	7,453	1,037,049
Software	281,084	143,132	19,512	443,728
Services	124,751	30,229	13,398	168,378
Total costs of goods sold	1,342,612	266,180	40,363	1,649,155
Gross profit	341,692	82,434	18,201	442,327
Operating expenses:
Significant selling and administrative expenses	231,735	61,443	11,124	304,302
Stock-based compensation	7,046	1,641	375	9,062
Adjusted earnings from operations	$102,911	$19,350	$6,702	$128,963

	Three Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,037,523	$125,074	$10,044	$1,172,641
Software	365,209	167,182	21,403	553,794
Services	329,625	76,617	28,985	435,227
Total net sales	1,732,357	368,873	60,432	2,161,662
Costs of goods sold:
Hardware	907,560	104,807	8,781	1,021,148
Software	338,026	157,455	19,641	515,122
Services	132,664	27,469	11,894	172,027
Total costs of goods sold	1,378,250	289,731	40,316	1,708,297
Gross profit	354,107	79,142	20,116	453,365
Operating expenses:
Significant selling and administrative expenses	243,873	58,232	11,311	313,416
Stock-based compensation	6,805	1,694	358	8,857
Adjusted earnings from operations	$103,429	$19,216	$8,447	$131,092

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Six Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$2,080,198	$237,314	$15,035	$2,332,547
Software	697,441	290,176	52,926	1,040,543
Services	607,308	163,952	50,688	821,948
Total net sales	3,384,947	691,442	118,649	4,195,038
Costs of goods sold:
Hardware	1,813,660	204,859	13,049	2,031,568
Software	658,516	274,068	48,451	981,035
Services	251,627	58,154	23,850	333,631
Total costs of goods sold	2,723,803	537,081	85,350	3,346,234
Gross profit	661,144	154,361	33,299	848,804
Operating expenses:
Significant selling and administrative expenses	457,327	120,771	21,482	599,580
Stock-based compensation	13,941	3,222	746	17,909
Adjusted earnings from operations	$189,876	$30,368	$11,071	$231,315

	Six Months Ended June 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$2,028,589	$261,388	$17,391	$2,307,368
Software	960,449	370,434	52,139	1,383,022
Services	648,141	149,892	52,724	850,757
Total net sales	3,637,179	781,714	122,254	4,541,147
Costs of goods sold:
Hardware	1,769,850	223,066	15,141	2,008,057
Software	902,409	349,268	48,120	1,299,797
Services	260,970	55,205	22,825	339,000
Total costs of goods sold	2,933,229	627,539	86,086	3,646,854
Gross profit	703,950	154,175	36,168	894,293
Operating expenses:
Significant selling and administrative expenses	484,673	117,783	22,095	624,551
Stock-based compensation	13,064	3,162	674	16,900
Adjusted earnings from operations	$206,213	$33,230	$13,399	$252,842
Our CODM uses Adjusted earnings from operations when assessing the performance of and deciding how to allocate resources to the operating segments. For example, Adjusted earnings from operations is a basis for executive variable compensation. Significant selling and administrative expenses primarily reflect personnel costs, including teammate benefits. Our CODM uses an Adjusted measure of earnings from operations which excludes amortization of intangible assets, severance and restructuring expenses, acquisition and integration related expenses and certain other expenses. These other expenses include transformation costs, costs

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
associated with third-party data center outages, net of recoveries, revaluation of earnout liabilities and other non-significant expenses. Our CODM uses comparisons of actual Adjusted earnings from operations against budgets, forecasts and prior periods as a basis for assessing current period segment performance as well as for determining necessary resources to assign, including for determining necessary investments or reductions in resources.
The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2025	December 31, 2024
North America	$6,828,376	$6,704,511
EMEA	2,520,890	1,484,341
APAC	255,776	190,678
Corporate assets and intercompany eliminations, net	(876,276)	(930,952)
Total assets	$8,728,766	$7,448,578
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization of property and equipment:
North America	$6,099	$6,170	$12,376	$12,243
EMEA	1,063	900	1,920	1,657
APAC	102	138	199	269
	7,264	7,208	14,495	14,169
Amortization of intangible assets:
North America	16,817	15,588	33,621	28,734
EMEA	1,851	1,660	3,595	3,330
APAC	—	109	—	218
	18,668	17,357	37,216	32,282
Total	$25,932	$24,565	$51,711	$46,451
10.    Acquisition
Infocenter
Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of Infocenter.io ("Infocenter") for a cash purchase price of $265,000,000, net of cash and cash equivalents acquired of $5,103,000, which is comprised of the initial purchase price of $269,477,000 paid in cash upon the acquisition and contractual adjustments to the purchase price of $626,000 paid in July 2024. The total purchase price of $289,200,000 also includes the estimated fair value of earn out payments of approximately $24,200,000, which provide an incentive opportunity for the sellers of up to $106,250,000, based on Infocenter achieving certain EBITDA performance through April 2026. Infocenter is a pure-play ServiceNow Elite Partner dedicated to automating business processes on the Now Platform®. We believe this acquisition enhances our Solutions Integrator offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The fair value of net assets acquired was approximately $98,084,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. We finalized the purchase price allocation in relation to this acquisition in the second quarter of 2025, with no material changes to our preliminary estimates. Goodwill acquired approximated $191,116,000, which was recorded in our North America operating segment.

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

We recognized a gain of $3,298,000 and a loss of $11,902,000 within selling and administrative expenses due to the changes in the estimated fair value of the earnout payments for the three and six months ended June 30, 2025, respectively. On July 1, 2025, we paid approximately $39,602,000 for Infocenter’s first earnout period.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
11.    Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, enacting significant changes to U.S. federal tax law. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements. We do not expect the legislation to have a material impact on our effective tax rate.

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
On a consolidated basis, for the three months ended June 30, 2025:
•Net sales of $2.1 billion decreased 3% compared to the three months ended June 30, 2024. The decrease in net sales reflects decreases in software and services net sales, partially offset by an increase in hardware net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 4% compared to the second quarter of 2024.
•Gross profit of $442.3 million decreased 2% compared to the three months ended June 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, gross profit decreased 3% compared to the second quarter of 2024. This decrease was attributable in part to partner program changes.
•Compared to the three months ended June 30, 2024, gross margin expanded approximately 10 basis points to 21.1% of net sales in the three months ended June 30, 2025. This expansion primarily reflects higher margin contributed by hardware net sales compared to the same period in the prior year.
•Earnings from operations decreased 34%, year to year, to $86.5 million in the second quarter of 2025 compared to $131.1 million in the second quarter of 2024. The decrease was primarily due to a decrease in gross profit in the current quarter, combined with an increase in selling and administrative expenses, including a $12.6 million loss on impairment of a real estate asset in the current year quarter and a $25.1 million gain on revaluation of earnout liabilities in the prior year quarter. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations decreased 34% year to year.
•Net earnings and diluted earnings per share were $46.9 million and $1.46, respectively, for the second quarter of 2025. This compares to net earnings of $87.4 million and diluted earnings per share of $2.27 for the second quarter of 2024. The decrease in net earnings was primarily due to a decrease in earnings from operations and an increase in interest expense, partially offset by a decrease in tax expense in the current year period. Diluted earnings per share decreased 36% year to year, and excluding the effects of fluctuating foreign currency exchange rates, also decreased 36% year to year.

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
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities in the first half of 2025 consistent with the prior year period. While these interest rates are expected to decrease, we continue to anticipate higher than historical rates throughout most of 2025. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects in 2025 and beyond.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	78.9	79.0	79.8	80.3
Gross profit	21.1	21.0	20.2	19.7
Selling and administrative expenses	16.8	14.7	16.5	14.4
Severance and restructuring expenses, net and acquisition and integration related expenses	0.2	0.2	0.2	0.2
Earnings from operations	4.1	6.1	3.5	5.1
Non-operating expense, net	1.0	0.7	1.5	0.6
Earnings before income taxes	3.1	5.4	2.0	4.5
Income tax expense	0.9	1.4	0.7	1.1
Net earnings	2.2%	4.0%	1.3%	3.4%
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

Net Sales. Net sales of $2.1 billion for the three months ended June 30, 2025 decreased 3%, year to year, compared to the three months ended June 30, 2024, reflecting decreases in all of our operating segments. Net sales of $4.2 billion for the six months ended June 30, 2025 decreased 8%, year to year, compared to the six months ended June 30, 2024, also reflecting decreases in each of our operating segments.

Our net sales by operating segment were as follows for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
North America	$1,684,304	$1,732,357	(3)%	$3,384,947	$3,637,179	(7)%
EMEA	348,614	368,873	(5)%	691,442	781,714	(12)%
APAC	58,564	60,432	(3)%	118,649	122,254	(3)%
Consolidated	$2,091,482	$2,161,662	(3)%	$4,195,038	$4,541,147	(8)%
Our net sales by offering category for North America for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$1,073,904	$1,037,523	4%	$2,080,198	$2,028,589	3%
Software	300,708	365,209	(18)%	697,441	960,449	(27)%
Services	309,692	329,625	(6)%	607,308	648,141	(6)%
	$1,684,304	$1,732,357	(3)%	$3,384,947	$3,637,179	(7)%
Net sales in North America decreased 3%, or $48.1 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by decreases in software and services net sales, partially offset by an increase in hardware net sales. Software and services net sales decreased 18% and 6%, year to year, respectively. These decreases were partially offset by an increase in hardware net sales of 4%, year over year. The net changes for the three months ended June 30, 2025 were the result of the following:
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role), as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in services net sales was primarily due to a decrease in certain fees from cloud solution offerings. A decline in sales of Insight Delivered services from our organic business, partially offset by an increase in net sales from Infocenter, also contributed to the year to year decrease in services net sales. Our North America organic business excludes Infocenter, which we acquired on May 1, 2024.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to higher demand. This reflects an increase in both devices and infrastructure net sales.
Net sales in North America decreased 7%, or $252.2 million, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven by decreases in software and services net sales. Software and services net sales decreased by 27% and 6%, respectively, year to year. These decreases

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
were partially offset by an increase in hardware net sales of 3%, year over year. The net changes for the six months ended June 30, 2025 were the result of the following:
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role), a significant transaction in the first quarter of 2024 with no comparable transaction in the current period, as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in services net sales was primarily due to a decrease in certain fees from cloud solution offerings as a result of partner program changes and a decline in sales of Insight Delivered services from our organic business. The decrease in Insight Delivered services from our organic business was partially offset by an increase in net sales from Infocenter. Our North America organic business excludes Infocenter, which we acquired on May 1, 2024.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to higher demand. This was driven by an increase in device net sales.

Our net sales by offering category for EMEA for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$108,450	$125,074	(13)%	$237,314	$261,388	(9)%
Software	151,880	167,182	(9)%	290,176	370,434	(22)%
Services	88,284	76,617	15%	163,952	149,892	9%
	$348,614	$368,873	(5)%	$691,442	$781,714	(12)%
Net sales in EMEA decreased 5%, or $20.3 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 11%, year to year. Net sales of software and hardware decreased by 9% and 13%, respectively, year to year, partially offset by an increase in services net sales of 15%, year over year. The net changes for the three months ended June 30, 2025 were the result of the following:
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
•The increase in services net sales was primarily due to increases in Insight Delivered services and agency net sales, partially offset by a net decrease in fees from cloud solution offerings as a result of partner program changes.
Net sales in EMEA decreased 12%, or $90.3 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA also decreased 13%, year to year. Net sales of software and hardware decreased by 22% and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
9%, respectively, year to year, partially offset by an increase in services net sales of 9%, year over year. The net changes for the six months ended June 30, 2025 were the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise clients and the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and public sector clients.
•The increase in services net sales was primarily due to an increase in agency net sales, partially offset by a net decrease in fees from cloud solution offerings as a result of partner program changes.
Our net sales by offering category for APAC for the three and six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$8,677	$10,044	(14)%	$15,035	$17,391	(14)%
Software	21,671	21,403	1%	52,926	52,139	2%
Services	28,216	28,985	(3)%	50,688	52,724	(4)%
	$58,564	$60,432	(3)%	$118,649	$122,254	(3)%
Net sales in APAC decreased 3%, or $1.9 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC decreased 1%, year to year. Net sales of hardware and services decreased by 14% and 3%, respectively, year to year. These decreases were partially offset by an increase in software net sales of 1%, year over year. The net changes for the three months ended June 30, 2025 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise and commercial clients.
•The decrease in services net sales was primarily due to a decrease in fees from cloud solution offerings partially offset by higher volume sales of Insight Delivered services.
•The increase in software net sales was due to higher volume of sales to enterprise clients.
Net sales in APAC decreased 3%, or $3.6 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC was flat, year to year. Net sales of hardware and services decreased 14% and 4%, respectively, year to year. These decreases were partially offset by an increase in software net sales of 2%, year over year. The net changes for the six months ended June 30, 2025 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise and commercial clients.
•The decrease in services net sales was primarily due to lower fees for cloud solution offerings partially offset by higher volume sales of Insight Delivered services.
•The increase in software net sales was due to higher volume of sales to enterprise and commercial clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2025 and 2024:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	64%	60%	31%	34%	15%	17%
Software	18%	21%	44%	45%	37%	35%
Services	18%	19%	25%	21%	48%	48%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	61%	56%	34%	34%	13%	14%
Software	21%	26%	42%	47%	44%	43%
Services	18%	18%	24%	19%	43%	43%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit decreased 2%, or $11.0 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, with gross margin expanding approximately 10 basis points to 21.1% for the three months ended June 30, 2025 compared to 21.0% for the three months ended June 30, 2024. Gross profit decreased 5%, or $45.5 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, with gross margin expanding approximately 50 basis points to 20.2% for the six months ended June 30, 2025 compared to 19.7% for the six months ended June 30, 2024.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$341,692	20.3%	$354,107	20.4%	$661,144	19.5%	$703,950	19.4%
EMEA	82,434	23.6%	79,142	21.5%	154,361	22.3%	154,175	19.7%
APAC	18,201	31.1%	20,116	33.3%	33,299	28.1%	36,168	29.6%
Consolidated	$442,327	21.1%	$453,365	21.0%	$848,804	20.2%	$894,293	19.7%
North America's gross profit for the three months ended June 30, 2025 decreased 4%, or $12.4 million, compared to the three months ended June 30, 2024. As a percentage of net sales, gross margin contracted approximately 10 basis points to 20.3%, year to year. The year to year net contraction in gross margin was primarily attributable to the following:
•A contraction in services margin of 39 basis points partially offset by expansion in product margin of 24 basis points.
•The decrease in services margin primarily reflects a decrease in margin contribution from Insight Core services and software maintenance. These declines were partially offset by an increase in margin contribution from product warranty.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The expansion in product margin reflects an increase in margin contribution from hardware net sales due to changes in product mix towards higher margin products, partially offset by a decrease in margin from software net sales.
North America's gross profit for the six months ended June 30, 2025 decreased 6%, or $42.8 million, compared to the six months ended June 30, 2024. As a percentage of net sales, gross margin expanded approximately 10 basis points to 19.5% for the six months ended June 30, 2025. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in product margin of 31 basis points, year over year partially offset by a contraction in services margin of 14 basis points compared to the same period in the prior year.
•The expansion in product margin reflects an increase in margin contribution from hardware net sales due to changes in product mix towards higher margin products, partially offset by a decrease in margin from software net sales.
•The decrease in services margin primarily reflects a decrease in margin contribution from fees for cloud solution offerings and software maintenance.

EMEA's gross profit for the three months ended June 30, 2025 increased 4%, or $3.3 million, year over year (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, gross margin expanded 210 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 333 basis points partially offset by a contraction in product margin of 114 basis points.
•The increase in services margin is primarily the result of increased margin contribution from Insight Core services and an increase in agency net sales, partially offset by a decline in margin contribution from fees for cloud solution offerings.
•The contraction in product margin is due to declines in product margin on both hardware and software net sales.

EMEA's gross profit for the six months ended June 30, 2025 was flat year to year (decreasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, gross margin expanded approximately 260 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 319 basis points partially offset by a contraction in product margin of 59 basis points.
•The increase in services margin is primarily the result of increased margin contribution from Insight Core services and an increase in agency net sales, partially offset by a decline in margin contribution from fees for cloud solution offerings.
•The contraction in product margin is due to declines in product margin on both hardware and software net sales.

APAC's gross profit for the three months ended June 30, 2025 decreased 10%, or $1.9 million, year to year (decreasing 8% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, gross margin contracted approximately 220 basis points, year to year. The year to year net contraction in gross margin was attributable to a net contraction in services margin of 298 basis points partially offset by an expansion in product margin of 77 basis points. The contraction in services margin was driven by the decrease in fees from cloud solution offerings in the current year period.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the six months ended June 30, 2025 decreased 8%, or $2.9 million, year to year (decreasing 5% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, gross margin contracted approximately 150 basis points, year to year. The year to year net contraction in gross margin was attributable to a net contraction in services margin of 184 basis points partially offset by an expansion in product margin of 32 basis points. The contraction in services margin was driven by the decrease in fees from cloud solution offerings in the current year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended June 30, 2025 increased 11%, or $35.1 million, compared to the three months ended June 30, 2024 (increasing 10% when excluding the effects of fluctuating foreign currency exchange rates). Selling and administrative expenses increased $36.8 million, or 6% (increasing 5% when excluding the effects of fluctuating foreign currency exchange rates), for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Selling and administrative expenses increased approximately 210 basis points as a percentage of net sales in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The overall net increase in selling and administrative expenses primarily reflects an increase in other expenses of approximately $46.0 million, partially offset by a net decrease in personnel costs, including teammate benefits of approximately $9.3 million, year over year due to a decrease in overall teammate headcount. The net increase in other expenses primarily reflects a gain on revaluation of earnout liabilities in the prior year period of approximately $25.1 million with no significant comparable activity in the current year period. We incurred an impairment loss of approximately $12.6 million on a real estate asset that was reclassified to held for sale in April 2025 with no comparable activity in the prior year period. We also incurred transformation costs in the current and prior year periods of $7.0 million and $5.6 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. For the three months ended June 30, 2024, we recovered approximately $3.4 million in costs we previously incurred related to a third-party data center service outage that occurred in July 2023 with no significant comparable activity in the current year period.
Selling and administrative expenses increased approximately 210 basis points as a percentage of net sales in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The overall net increase in selling and administrative expenses primarily reflects increases in other expenses and depreciation and amortization expenses of approximately $68.1 million and $5.5 million, respectively. These increases were partially offset by a net decrease in personnel costs, including teammate benefits of approximately $29.8 million, year over year due to a decrease in overall teammate headcount. The net increase in other expenses primarily reflects a gain on revaluation of earnout liabilities in the prior year period of approximately $24.2 million compared to a net loss on revaluation of earnout liabilities of approximately $15.4 million in the current year period. We incurred an impairment loss of approximately $12.6 million on a real estate asset that was reclassified to held for sale in April 2025 with no comparable activity in the prior year period. We also incurred transformation costs in the current and prior year periods of $8.3 million and $7.9 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. There was an increase in fees for service agreements of approximately $6.2 million compared to the prior year period. For the six months ended June 30, 2024, we recovered approximately $3.4 million in costs we previously incurred related to a third-party data center service outage that occurred in July 2023 with no significant comparable activity in the current year period. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the Infocenter acquisition.
Severance and Restructuring Expenses, net. During the three months ended June 30, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $3.4 million. Comparatively, during the three months ended June 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $4.9 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
During the six months ended June 30, 2025, we recorded severance and restructuring expense, net of adjustments, of approximately $10.4 million. Comparatively, during the six months ended June 30, 2024, we recorded severance and restructuring expense, net of adjustments, of approximately $7.1 million. The charges in both periods primarily related to a realignment of certain roles and responsibilities.
Acquisition and Integration Related Expenses. During the three months ended June 30, 2025, we recorded acquisition and integration related expenses of approximately $0.1 million. During the three months ended June 30, 2024, we recorded acquisition and integration related expenses of approximately $0.2 million.
During the six months ended June 30, 2025, we recorded acquisition and integration related expenses of approximately $0.3 million. During the six months ended June 30, 2024, we recorded acquisition and integration related expenses of approximately $1.5 million. The expenses in the prior year period related primarily to the acquisitions of SADA in December 2023 and Infocenter in May 2024. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.
Earnings from Operations. Earnings from operations decreased 34%, or $44.5 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Earnings from operations decreased 37%, or $84.4 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$68,722	4.1%	$101,813	5.9%	$119,512	3.5%	$185,836	5.1%
EMEA	11,156	3.2%	21,007	5.7%	16,167	2.3%	32,197	4.1%
APAC	6,654	11.4%	8,253	13.7%	10,956	9.2%	13,026	10.7%
Consolidated	$86,532	4.1%	$131,073	6.1%	$146,635	3.5%	$231,059	5.1%
North America's earnings from operations for the three months ended June 30, 2025 decreased 33%, or $33.1 million, compared to the three months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 180 basis points to 4.1%. The decrease in earnings from operations was primarily driven by a decrease in gross profit combined with an increase in selling and administrative expenses when compared to the three months ended June 30, 2024.
North America's earnings from operations for the six months ended June 30, 2025 decreased 36%, or $66.3 million, compared to the six months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 160 basis points to 3.5%. The decrease in earnings from operations was primarily driven by a decrease in gross profit combined with an increase in selling and administrative expenses when compared to the six months ended June 30, 2024.
EMEA's earnings from operations for the three months ended June 30, 2025 decreased 47%, or $9.9 million (decreasing 49% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 250 basis points to 3.2%. The decrease in earnings from operations was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit, when compared to the three months ended June 30, 2024.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA's earnings from operations for the six months ended June 30, 2025 decreased 50%, or $16.0 million (decreasing 51% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 180 basis points to 2.3%. The decrease in earnings from operations was primarily driven by an increase in selling and administrative expenses and severance and restructuring expenses, net, compared to the six months ended June 30, 2024.
APAC's earnings from operations for the three months ended June 30, 2025 decreased 19%, or $1.6 million (decreasing 18% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 230 basis points to 11.4%. The decrease in earnings from operations was primarily driven by a decrease in gross profit when compared to the three months ended June 30, 2024.
APAC's earnings from operations for the six months ended June 30, 2025 decreased 16%, or $2.1 million (decreasing 14% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 150 basis points to 9.2%. The decrease in earnings from operations was driven by a decrease in gross profit when compared to the six months ended June 30, 2024.
Adjusted Earnings from Operations. Adjusted earnings from operations decreased 2%, or $2.1 million, year to year, in three months ended June 30, 2025 compared to three months ended June 30, 2024. Adjusted earnings from operations decreased 9%, or $21.5 million, year to year, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$102,911	6.1%	$103,429	6.0%	$189,876	5.6%	$206,213	5.7%
EMEA	19,350	5.6%	19,216	5.2%	30,368	4.4%	33,230	4.3%
APAC	6,702	11.4%	8,447	14.0%	11,071	9.3%	13,399	11.0%
Consolidated	$128,963	6.2%	$131,092	6.1%	$231,315	5.5%	$252,842	5.6%
North America’s Adjusted earnings from operations for the three months ended June 30, 2025 decreased 1%, or $0.5 million, compared to the three months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 10 basis points to 6.1%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
North America’s Adjusted earnings from operations for the six months ended June 30, 2025 decreased 8%, or $16.3 million, compared to the six months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 10 basis points to 5.6%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the three months ended June 30, 2025 increased 1%, or $0.1 million (decreasing 3% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 40 basis points to 5.6%. The slight increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s Adjusted earnings from operations for the six months ended June 30, 2025 decreased 9%, or $2.9 million (decreasing 10% excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 10 basis points to 4.4%. The decrease in Adjusted earnings from operations was primarily driven by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the three months ended June 30, 2025 decreased 21%, or $1.7 million (decreasing 19% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 260 basis points to 11.4%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the six months ended June 30, 2025 decreased 17%, or $2.3 million (decreasing 15% excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 170 basis points to 9.3%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit partially offset by a decrease in selling and administrative expenses.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended June 30, 2025 increased 58%, or $8.2 million, compared to the three months ended June 30, 2024. This was primarily due to the issuance of the Senior Notes in May 2024, the maturity of the Convertible Notes in February 2025, higher loan balances under our ABL facility and decreased interest income partially offset by lower interest rates. Interest expense, net for the six months ended June 30, 2025 increased 42%, or $11.2 million, compared to the six months ended June 30, 2024. The increase in the six months ended June 30, 2025 was primarily due to a higher loan balance under our ABL facility, the issuance of the Senior Notes, the maturity of the Convertible Notes in February 2025 and decreased interest income, partially offset by the lower interest rates.

Imputed interest under our inventory financing facilities was $2.4 million and $4.8 million for the three and six months ended June 30, 2025, compared to $2.3 million and $4.8 million for the three and six months ended June 30, 2024. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other Expense (Income), Net. Other expense (income), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the six months ended June 30, 2025 in connection with the cash settlement of a portion of the outstanding Warrants, with no comparable activity in the three or six months ended June 30, 2024. For additional information regarding the Warrants, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 26.9% for the three months ended June 30, 2025 was higher than our effective tax rate of 25.5% for the three months ended June 30, 2024. The increase in the effective tax rate for the three months ended June 30, 2025 was primarily due to greater tax benefits from earnout adjustments and higher excess tax benefits on the settlement of employee share-based compensation during the prior year period.

Our effective tax rate of 34.5% for the six months ended June 30, 2025 was higher than our effective tax rate of 24.8% for the six months ended June 30, 2024. The increase in the effective tax rate for the six months ended June 30, 2025 was primarily due to the non-deductibility of both net losses related to fair value adjustments associated with the warrant settlement liabilities and the revaluation of earnout liabilities in

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
the current year period. These increases were partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward in the current year period.
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations exclude (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, (vii) certain third-party data center service outage related expenses and recoveries, and (viii) impairment losses on long lived real estate assets now held for sale, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended June 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$68,722	$11,156	$6,654	$86,532
Amortization of intangible assets	16,817	1,851	—	18,668
Change in fair value of earnout liabilities	(3,299)	3,463	—	164
Other(a)(b)	20,671	2,880	48	23,599
Adjusted non-GAAP earnings from operations	$102,911	$19,350	$6,702	$128,963

GAAP EFO as a percentage of net sales	4.1%	3.2%	11.4%	4.1%
Adjusted non-GAAP EFO as a percentage of net sales	6.1%	5.6%	11.4%	6.2%

	Three Months Ended June 30, 2024
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$101,813	$21,007	$8,253	$131,073
Amortization of intangible assets	15,588	1,660	109	17,357
Change in fair value of earnout liabilities	(20,684)	(4,464)	—	(25,148)
Other(a)(b)	6,712	1,013	85	7,810
Adjusted non-GAAP earnings from operations	$103,429	$19,216	$8,447	$131,092

GAAP EFO as a percentage of net sales	5.9%	5.7%	13.7%	6.1%
Adjusted non-GAAP EFO as a percentage of net sales	6.0%	5.2%	14.0%	6.1%

	Six Months Ended June 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$119,512	$16,167	$10,956	$146,635
Amortization of intangible assets	33,621	3,595	—	37,216
Change in fair value of earnout liabilities	11,901	3,463	—	15,364
Other(a)(b)	24,842	7,143	115	32,100
Adjusted non-GAAP earnings from operations	$189,876	$30,368	$11,071	$231,315

GAAP EFO as a percentage of net sales	3.5%	2.3%	9.2%	3.5%
Adjusted non-GAAP EFO as a percentage of net sales	5.6%	4.4%	9.3%	5.5%

	Six Months Ended June 30, 2024
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$185,836	$32,197	$13,026	$231,059
Amortization of intangible assets	28,734	3,330	218	32,282
Change in fair value of earnout liabilities	(20,219)	(3,988)	—	(24,207)
Other(a)(b)	11,862	1,691	155	13,708
Adjusted non-GAAP earnings from operations	$206,213	$33,230	$13,399	$252,842

GAAP EFO as a percentage of net sales	5.1%	4.1%	10.7%	5.1%
Adjusted non-GAAP EFO as a percentage of net sales	5.7%	4.3%	11.0%	5.6%

(a)
In North America, other includes transformation costs of $4.9 million and $5.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $5.8 million and $7.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively. In EMEA, other includes transformation costs of $2.1 million and $2.5 million for the three and six months ended June 30, 2025, respectively. In North America, other includes an impairment loss on a long lived real estate asset now held for sale of $12.6 million for both the three and six months ended June 30, 2025. In North America, other includes certain third-party data center service outage related expenses of $0.5 million for both the three and six months ended June 30, 2025, and net recoveries of $3.4 million for both the three and six months ended June 30, 2024.

(b)
Includes severance and restructuring expenses, net of $3.4 million and $4.9 million for the three months ended June 30, 2025 and 2024, respectively. Includes acquisition and integration related expenses of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Includes severance and restructuring expenses, net of $10.4 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. Includes acquisition and integration related expenses of $0.3 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Includes certain third-party data center service outage related expenses of $0.5 million for both the three and six months ended June 30, 2025, and net recoveries of $3.4 million for both the three and six months ended June 30, 2024.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(99,001)	$292,964
Net cash used in investing activities	(11,978)	(279,048)
Net cash provided by (used in) financing activities	139,118	(20,623)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	21,959	(5,728)
Increase (decrease) in cash, cash equivalents and restricted cash	50,098	(12,435)
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$311,565	$258,350
Cash and Cash Flow
•Our primary uses of cash during the six months ended June 30, 2025 were to fund operations, to fund the cash settlement of a portion of the Warrants, to repurchase shares of our common stock and to repay debt, including the remaining principal balance upon maturity of the Convertible Notes.
•Operating activities used $99.0 million in cash during the six months ended June 30, 2025, compared to cash provided by operating activities of $293.0 million during the six months ended June 30, 2024.
•Capital expenditures were $12.0 million and $18.6 million for the six months ended June 30, 2025 and 2024, respectively.
•During the six months ended June 30, 2025, we repurchased $76.1 million of our common stock compared to $35.0 million of repurchases during the six months ended June 30, 2024.
•We had net borrowings under our ABL facility during the six months ended June 30, 2025 of $780.4 million compared to net repayments of $420.4 million during the six months ended June 30, 2024.
•We had net borrowings under our inventory financing facilities of $2.1 million during the six months ended June 30, 2025 compared to net repayments of $13.0 million during the six months ended June 30, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the six months ended June 30, 2025.
•We paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes.
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

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Net cash provided by operating activities
•We have an inverted cash cycle resulting from typically paying partners on shorter terms than we provide to our clients. This generally means in periods of growing hardware sales, we typically use cash from operations.
•Cash flow used in operating activities in the first half of 2025 was $99.0 million compared to cash provided by operating activities of $293.0 million in the first half of 2024.
•The decrease in cash provided by operating activities period over period is primarily due to lower net earnings combined with the impact of higher hardware net sales compared to the same period in the prior year. In the first half of 2025, our cash used in operations was also negatively impacted by the delayed timing of certain receipts compared to partner payments. In comparison, in the first half of 2024, our cash generated from operations was positively impacted by the timing of receipts compared to partner payments, as well as the deferral of certain operating payments at June 30, 2024.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $3.6 billion and $2.5 billion in the second quarter of 2025 and 2024, respectively.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2025 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, and for strategic acquisitions.
Net cash used in investing activities

•We paid $264.4 million to acquire Infocenter on May 1, 2024, net of cash and cash equivalents acquired of $5.1 million.
•Capital expenditures were $12.0 million and $18.6 million for the six months ended June 30, 2025 and 2024, respectively.
•We expect capital expenditures for the full year 2025 to be in a range of $30.0 to $35.0 million.
Net cash used in financing activities

•During the six months ended June 30, 2025, we had net borrowings under our ABL facility of $780.4 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes, to settle a portion of the Warrants and to repurchase shares of our common stock.
•During the six months ended June 30, 2024, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $420.4 million.
•We had net borrowings under our inventory financing facilities of $2.1 million during the six months ended June 30, 2025 compared to net repayments of $13.0 million during the six months ended June 30, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the six months ended June 30, 2025.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes in the six months ended June 30, 2024.
•We paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in cash in the six months ended June 30, 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the six months ended June 30, 2025, we did not make any earnout and acquisition related payments.
•During the six months ended June 30, 2024, we made earnout and acquisition related payments of $18.3 million associated with our acquisitions of Amdaris Group Limited, Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd.
•During the six months ended June 30, 2025, we repurchased $76.1 million of our common stock.
•During the six months ended June 30, 2024, we repurchased $35.0 million of our common stock.

Financing Facilities
•Our debt balance as of June 30, 2025 was $1.3 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2025, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At June 30, 2025, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of June 30, 2025, eligible accounts receivable and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $832.4 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $220.8 million was outstanding at June 30, 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of June 30, 2025, we had approximately $260.4 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and Australia. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of June 30, 2025, the fair market value of our Senior Notes was $516.1 million. For additional information about our Senior Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2025.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	—	$—	—	$300,000,476
May 1, 2025 through May 31, 2025	600,000	126.86	600,000	223,882,772
June 1, 2025 through June 30, 2025	—	—	—	223,882,772
Total	600,000		600,000
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, in addition to any amount that remained from prior authorizations. As of June 30, 2025, approximately $223.9 million remained available for repurchases under our share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
10.1	Stock Purchase Agreement, dated as of May 26, 2025, by and among Insight Enterprises, Inc. and ValueAct Capital Master Fund, L.P.	8-K	000-25092	10.1	May 27, 2025
10.2(1)
Fifth Amendment to Credit Agreement, dated as of June 16, 2025, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto
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
*    Furnished herewith
(1)Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Securities Act because the information is (i) not material and (ii) the type that Insight treats as private or confidential. Insight agrees to furnish an unredacted copy of this exhibit to the SEC upon request.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2025	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)