Form 10-Q
period 2025-09-30
INSIGHT ENTERPRISES INC
filed 2025-10-30
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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
The number of shares outstanding of the issuer’s common stock as of October 24, 2025 was 30,979,597.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2025

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, our expectations regarding certain trends for our business and that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs, including our belief that we may not experience significant growth in cloud gross profit in 2025 compared to 2024 as a result of certain partner program changes; our expectations about future benefits of our acquisitions and our plans related thereto, including the expected timing of pending acquisitions and the potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that while interest rates will decrease, our anticipation that higher than historical interest rates will continue throughout most of 2025, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in the remainder of 2025 in excess of working capital needs to pay down our ABL facility (as defined in this report) and inventory financing facilities, and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in "Risk Factors" in Part II, Item 1A of this report:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$547,017	$259,234
Accounts receivable, net of allowance for doubtful accounts of $45,825 and $35,687, respectively	5,479,567	4,172,104
Inventories	149,001	122,581
Contract assets, net	63,130	81,980
Other current assets	265,568	208,723
Total current assets	6,504,283	4,844,622
Long-term contract assets, net	59,389	86,953
Property and equipment, net of accumulated depreciation and amortization of $232,766 and $220,311, respectively	186,416	215,678
Goodwill	902,284	893,516
Intangible assets, net of accumulated amortization of $301,115 and $243,187, respectively	373,925	426,493
Long-term accounts receivable	756,924	845,943
Other assets	118,826	135,373
	$8,902,047	$7,448,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$4,267,369	$3,059,667
Accounts payable—inventory financing facilities	240,302	217,604
Accrued expenses and other current liabilities	513,593	512,052
Current portion of long-term debt	5	332,879
Total current liabilities	5,021,269	4,122,202
Long-term debt	1,392,626	531,233
Deferred income taxes	70,241	64,459
Long-term accounts payable	705,092	799,546
Other liabilities	132,086	160,527
	7,321,314	5,677,967
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 30,967 shares at September 30, 2025 and 31,778 shares at December 31, 2024 issued and outstanding	310	318
Additional paid-in capital	156,801	342,893
Retained earnings	1,468,450	1,508,558
Accumulated other comprehensive loss – foreign currency translation adjustments	(44,828)	(81,158)
Total stockholders’ equity	1,580,733	1,770,611
	$8,902,047	$7,448,578
See accompanying notes to consolidated financial statements.
1

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Products	$1,577,772	$1,673,779	$4,950,862	$5,364,169
Services	426,073	414,107	1,248,021	1,264,864
Total net sales	2,003,845	2,087,886	6,198,883	6,629,033
Costs of goods sold:
Products	1,405,321	1,486,271	4,417,924	4,794,125
Services	164,329	169,530	497,960	508,530
Total costs of goods sold	1,569,650	1,655,801	4,915,884	5,302,655
Gross profit:
Products	172,451	187,508	532,938	570,044
Services	261,744	244,577	750,061	756,334
Gross profit	434,195	432,085	1,282,999	1,326,378
Operating expenses:
Selling and administrative expenses	332,907	329,996	1,024,394	984,664
Severance and restructuring expenses, net	5,390	8,543	15,821	15,638
Acquisition and integration related expenses	2,831	695	3,082	2,166
Earnings from operations	93,067	92,851	239,702	323,910
Non-operating expense (income):
Interest expense, net	23,297	16,629	61,274	43,376
Other (income) expense, net	(888)	1,104	24,594	(128)
Earnings before income taxes	70,658	75,118	153,834	280,662
Income tax expense	19,711	16,910	48,441	67,983
Net earnings	$50,947	$58,208	$105,393	$212,679
Net earnings per share:
Basic	$1.62	$1.81	$3.33	$6.55
Diluted	$1.62	$1.52	$3.22	$5.53
Shares used in per share calculations:
Basic	31,369	32,216	31,663	32,459
Diluted	31,536	38,331	32,780	38,445

See accompanying notes to consolidated financial statements.
2

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$50,947	$58,208	$105,393	$212,679
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(9,759)	17,227	36,330	1,711
Total comprehensive income	$41,188	$75,435	$141,723	$214,390
See accompanying notes to consolidated financial statements.
3

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	5	—	—	—	(162)	—	—	(162)
Stock-based compensation expense	—	—	—	—	8,857	—	—	8,857
Employee stock purchase plan issuances	9	—	—	—	1,118	—	—	1,118
Excise tax on stock repurchases	—	—	—	—	(743)	—	—	(743)
Repurchase of treasury stock	—	—	(601)	(75,000)	—	—	—	(75,000)
Retirement of treasury stock	(601)	(6)	601	75,000	(2,880)	—	(72,114)	—
Settlement upon exercise of Warrants	134	2	—	—	(10)	—	—	(8)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(9,759)	—	(9,759)
Net earnings	—	—	—	—	—	—	50,947	50,947
Balances at September 30, 2025	30,967	$310	—	$—	$156,801	$(44,828)	$1,468,450	$1,580,733
Balances at June 30, 2024	32,584	$326	—	$—	$334,573	$(57,128)	$1,569,774	$1,847,545
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	6	—	—	—	(488)	—	—	(488)
Stock-based compensation expense	—	—	—	—	9,316	—	—	9,316
Employee stock purchase plan issuances	6	—	—	—	1,149	—	—	1,149
Excise tax on stock repurchases	—	—	—	—	(1,637)	—	—	(1,637)
Repurchase of treasury stock	—	—	(835)	(165,020)	—	—	—	(165,020)
Retirement of treasury stock	(835)	(8)	835	165,020	(8,576)	—	(156,436)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	17,227	—	17,227
Net earnings	—	—	—	—	—	—	58,208	58,208
Balances at September 30, 2024	31,761	$318	—	$—	$334,337	$(39,901)	$1,471,546	$1,766,300
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	163	2	—	—	(12,581)	—	—	(12,579)
Stock-based compensation expense	—	—	—	—	26,765	—	—	26,765
Employee stock purchase plan issuances	25	—	—	—	3,487	—	—	3,487
Shares issued upon conversion of Convertible Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(2,833)	(28)	—	—	28	—	—	—
Repurchase of treasury stock	—	—	(1,201)	(151,118)	—	—	—	(151,118)
Retirement of treasury stock	(1,201)	(12)	1,201	151,118	(5,605)	—	(145,501)	—
Excise tax on stock repurchases	—	—	—	—	(1,249)	—	—	(1,249)
Settlement upon exercise of Warrants	202	2	—	—	(196,909)	—	—	(196,907)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	36,330	—	36,330
Net earnings	—	—	—	—	—	—	105,393	105,393
Balances at September 30, 2025	30,967	$310	—	$—	$156,801	$(44,828)	$1,468,450	$1,580,733
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	177	2	—	—	(11,501)			(11,499)
Stock-based compensation expense	—	—	—	—	26,216	—	—	26,216
Employee stock purchase plan issuances	17	—	—	—	3,149	—	—	3,149
Shares issued upon conversion of Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(141)	(1)	—	—	1	—	—	—
Repurchase of treasury stock	—	—	(1,023)	(200,020)	—	—	—	(200,020)
Retirement of treasury stock	(1,023)	(10)	1,023	200,020	(10,465)	—	(189,545)	—
Excise tax on stock repurchases	—	—	—	—	(1,669)	—	—	(1,669)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,711	—	1,711
Net earnings	—	—	—	—	—	—	212,679	212,679
Balances at September 30, 2024	31,761	$318	—	$—	$334,337	$(39,901)	$1,471,546	$1,766,300
See accompanying notes to consolidated financial statements.
4

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$105,393	$212,679
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	77,971	72,357
Provision for losses on accounts receivable	6,743	7,440
Provision for losses on contract assets	3,917	2,474
Non-cash stock-based compensation	26,765	26,216
Net change on revaluation of earnout liabilities	19,184	(30,648)
Earnout payments in excess of acquisition date fair value	(25,451)	—
Deferred income taxes	5,081	16,342
Net loss on revaluation of warrant settlement liabilities	25,069	—
Impairment loss on long lived real estate asset	12,588	—
Amortization of debt issuance costs	3,422	4,090
Other adjustments	(1,123)	(3,155)
Changes in assets and liabilities:
Increase in accounts receivable	(1,181,587)	(291,692)
(Increase) decrease in inventories	(25,379)	28,407
Decrease in contract assets	42,549	49,798
Decrease (increase) in long-term accounts receivable	93,903	(434,966)
(Increase) decrease in other assets	(20,845)	13,626
Increase in accounts payable	1,100,776	374,166
(Decrease) increase in long-term accounts payable	(99,222)	428,081
Decrease in accrued expenses and other liabilities	(19,697)	(57,484)
Net cash provided by operating activities:	150,057	417,731
Cash flows from investing activities:
Proceeds from sale of assets	—	13,751
Purchases of property and equipment	(17,551)	(32,371)
Acquisitions, net of cash and cash equivalents acquired	—	(270,248)
Net cash used in investing activities:	(17,551)	(288,868)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	4,823,236	3,631,660
Repayments on ABL revolving credit facility	(3,971,067)	(3,964,940)
Warrants settlement	(221,968)	—
Repayment of principal on the Convertible Notes	(333,091)	(16,895)
Net borrowings under inventory financing facilities	21,859	3,102
Proceeds from issuance of senior unsecured notes	—	500,000
Payment of debt issuance costs	—	(8,647)
Repurchases of common stock	(151,118)	(200,020)
Earnout and acquisition related payments	(20,204)	(18,297)
Other payments	(11,126)	(8,486)
Net cash provided by (used in) financing activities:	136,521	(82,523)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	18,953	2,660
Increase in cash, cash equivalents and restricted cash	287,980	49,000
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$549,447	$319,785
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2025 and our results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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
7

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
2.    Receivables, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables and contract liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Current receivables, which are included in “Accounts receivable, net”	$5,479,567	$4,172,104
Contract assets, net	63,130	81,980
Long-term accounts receivable	756,924	845,943
Long-term contract assets, net	59,389	86,953
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	120,168	109,615
Significant changes in the gross contract assets balances during the nine months ended September 30, 2025 are as follows (in thousands):

Contract Assets
Balances at December 31, 2024	$178,438
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(64,193)
Contract assets recognized, net of reclassification to receivables	16,739
Balances at September 30, 2025	$130,984
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of September 30, 2025, contract assets, net of allowances, were $122,519,000.
Gross contract assets by our internal risk ratings as of September 30, 2025 are summarized as follows (in thousands):

Contract Assets
Low risk	$38,729
Moderate risk	57,058
High risk	35,197
Total contract assets	$130,984
8

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Changes in the contract liabilities balances during the nine months ended September 30, 2025 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2024	$109,615
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(68,943)
Cash received in advance and not recognized as revenue	79,496
Balances at September 30, 2025	$120,168
During the nine months ended September 30, 2024, the Company recognized revenue of $80,520,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2025 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2025	$45,434
2026	97,911
2027	59,490
2028 and thereafter	54,555
Total remaining performance obligations	$257,390
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Amounts not included in the table above have an average original expected duration of six months. Additionally, for our time and material services contracts, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2025 and do not disclose information about related remaining performance obligations in the table above. Our time and material contracts have an average expected duration of 25 months.
3.    Assets Held for Sale
During the nine months ended September 30, 2025, our property in Santa Monica, California met the criteria to be classified as held for sale, within other current assets, and the carrying value of the property was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded a loss on impairment of a long lived real estate asset of $12,588,000, within selling and administrative expenses. We acquired the Santa Monica property as part of an acquisition in 2019. During the nine months ended September 30, 2024, we did not have any assets held for sale.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net earnings	$50,947	$58,208	$105,393	$212,679
Denominator:
Weighted average shares used to compute basic EPS	31,369	32,216	31,663	32,459
Dilutive potential common shares due to dilutive RSUs, net of tax effect	56	300	94	308
Dilutive potential common shares due to the Convertible Notes	—	3,258	577	3,269
Dilutive potential common shares due to the Warrants	111	2,557	446	2,409
Weighted average shares used to compute diluted EPS	31,536	38,331	32,780	38,445
Net earnings per share:
Basic	$1.62	$1.81	$3.33	$6.55
Diluted	$1.62	$1.52	$3.22	$5.53
For the three and nine months ended September 30, 2025, approximately 190,000 and 153,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2024, approximately 500 and 10,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
ABL revolving credit facility	$899,804	$39,000
Senior unsecured notes due 2032	492,814	492,222
Convertible senior notes due 2025	—	332,867
Other financing obligations	13	23
Total	1,392,631	864,112
Less: current portion of long-term debt	(5)	(332,879)
Long-term debt	$1,392,626	$531,233
On June 16, 2025, we entered into the Fifth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, includes revisions to remove the credit adjustment spread and clarifications regarding the disposition of accounts. Our maximum borrowing amount under the ABL facility is $1,800,000,000, including a maximum borrowing capacity that could be used for borrowing in certain foreign subsidiaries of $350,000,000. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. The ABL facility matures on July 22, 2027. As of September 30, 2025, eligible accounts receivable and inventory permitted availability to the full $1,800,000,000 facility amount, of which $899,804,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of September 30, 2025, no such events have occurred.
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2025, no such events have occurred.
The Senior Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated amortization	(7,186)	(7,778)
Net carrying amount	$492,814	$492,222
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
The Convertible Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Liability:
Principal	$—	$333,091
Less: debt issuance costs, net of accumulated amortization	—	(224)
Net carrying amount	$—	$332,867

The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the nine months ended September 30, 2025 and 2024 is made up of contractual coupon interest and amortization of debt issuance costs. Due to the maturity of the Convertible Notes in February 2025, no interest expense was incurred for the three months ended September 30, 2025.

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
Additionally, we sold Warrants to purchase 5,123,160 shares of common stock at a price of $103.12 per share as part of the Call Spread Transactions. The Warrants expired on May 15, 2025 and could not be exercised prior to maturity. The Company received aggregate proceeds of approximately $34,440,000 in 2019 for the sale of the Warrants.
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
During the three months ended September 30, 2025, we settled approximately 635,000 of the remaining Warrants in shares of our common stock. For the nine months ended September 30, 2025, we settled a total of approximately 4,519,000 Warrants. As of September 30, 2025, 605,000 Warrants remained outstanding and are expected to be settled in shares of our common stock by the end of the year.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of September 30, 2025, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $240,302,000 was outstanding.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
6.    Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2025 were 27.9% and 31.5%, respectively. Our effective tax rate for the three months ended September 30, 2025 was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, higher taxes on earnings in foreign jurisdictions, and the non-deductibility of losses related to certain foreign operations and the revaluation of earnout liabilities. These increases were partially offset by tax benefits related to research and development activities. Our effective tax rate for the nine months ended September 30, 2025 was higher than the United States federal statutory rate of 21.0% due primarily to state income taxes, higher taxes on earnings in foreign jurisdictions, and the non-deductibility of losses related to the warrant fair value adjustments and the revaluation of earnout liabilities. These increases were partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward and tax benefits related to research and development activities.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA') was enacted. OBBBA, among other provisions, allows for the immediate expensing of domestic research and development expenditures. We have completed our preliminary analysis of the Act and have concluded that it does not have a material impact on our consolidated financial statements or effective tax rate for the three and nine months ended September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, we had approximately $12,782,000 and $11,060,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,646,000 and $1,449,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate. We do not believe there will be changes to our unrecognized tax benefits over the next 12 months that would have a material effect on our effective tax rate.
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
7.    Share Repurchase Program
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300,000,000 of our common stock, in addition to any amount that remained from prior authorizations. As of September 30, 2025, approximately $148,883,000 remained available for repurchases under our share repurchase plan. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended September 30, 2025, we repurchased 600,727 shares of our common stock on the open market at a total cost of approximately $75,000,000 (an average price of $124.85 per share). During the three months ended September 30, 2024, we repurchased 835,188 shares of our common stock on the open market at a total cost of approximately $165,020,000 (an average price of $197.58 per share).
During the nine months ended September 30, 2025, we repurchased 1,200,727 shares of our common stock, of which 600,000 shares were purchased in a private transaction from ValueAct Capital, an

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
affiliate at the time of the repurchase, at a total cost of approximately $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction) and the remainder was repurchased on the open market at a total a total cost of approximately $75,000,000 (an average price of $124.85 per share). During the nine months ended September 30, 2024, we repurchased 1,022,545 shares of our common stock on the open market at a total cost of approximately $200,020,000 (an average price of $195.61 per share). All shares repurchased during the nine months ended September 30, 2025 and 2024 were retired.
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2025, we had approximately $37,044,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2025. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At September 30, 2025, we had a remaining purchase commitment of $62,574,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases do not meet the required commitment by November 29, 2026, the Company can extend the term of the commitment through November 29, 2027. During this extended period, any credit balance will remain available for payment against the usage of the subscribed products. At September 30, 2025 we had a remaining purchase commitment of $13,071,000.
The Company has recorded a contingent liability of approximately $27,990,000 payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
of the lenders that provide our credit facilities for certain claims arising from their extension of credit to us. Such indemnification obligations may not be subject to maximum loss clauses.
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2025. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,021,930	$111,239	$11,056	$1,144,225
Software	286,115	126,509	20,923	433,547
Services	317,257	82,010	26,806	426,073
	$1,625,302	$319,758	$58,785	$2,003,845
Major Client Groups
Large Enterprise / Corporate	$1,070,488	$254,686	$22,539	$1,347,713
Commercial	380,775	5,966	20,456	407,197
Public Sector	174,039	59,106	15,790	248,935
	$1,625,302	$319,758	$58,785	$2,003,845
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,481,867	$280,907	$48,772	$1,811,546
Net revenue recognition (Agent)	143,435	38,851	10,013	192,299
	$1,625,302	$319,758	$58,785	$2,003,845

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,002,000	$125,013	$10,505	$1,137,518
Software	389,176	124,629	22,456	536,261
Services	325,407	62,964	25,736	414,107
	$1,716,583	$312,606	$58,697	$2,087,886
Major Client Groups
Large Enterprise / Corporate	$1,138,827	$252,445	$25,102	$1,416,374
Commercial	360,833	8,332	17,529	386,694
Public Sector	216,923	51,829	16,066	284,818
	$1,716,583	$312,606	$58,697	$2,087,886
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,575,767	$287,389	$49,125	$1,912,281
Net revenue recognition (Agent)	140,816	25,217	9,572	175,605
	$1,716,583	$312,606	$58,697	$2,087,886

	Nine Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,102,128	$348,553	$26,091	$3,476,772
Software	983,556	416,685	73,849	1,474,090
Services	924,565	245,962	77,494	1,248,021
	$5,010,249	$1,011,200	$177,434	$6,198,883
Major Client Groups
Large Enterprise / Corporate	$3,362,916	$762,019	$64,260	$4,189,195
Commercial	1,164,922	23,563	58,351	1,246,836
Public Sector	482,411	225,618	54,823	762,852
	$5,010,249	$1,011,200	$177,434	$6,198,883
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,602,892	$891,920	$150,814	$5,645,626
Net revenue recognition (Agent)	407,357	119,280	26,620	553,257
	$5,010,249	$1,011,200	$177,434	$6,198,883

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Nine Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,030,589	$386,401	$27,896	$3,444,886
Software	1,349,625	495,063	74,595	1,919,283
Services	973,548	212,856	78,460	1,264,864
	$5,353,762	$1,094,320	$180,951	$6,629,033
Major Client Groups
Large Enterprise / Corporate	$3,695,537	$832,515	$71,137	$4,599,189
Commercial	1,078,062	25,033	49,939	1,153,034
Public Sector	580,163	236,772	59,875	876,810
	$5,353,762	$1,094,320	$180,951	$6,629,033
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,924,449	$997,597	$149,950	$6,071,996
Net revenue recognition (Agent)	429,313	96,723	31,001	557,037
	$5,353,762	$1,094,320	$180,951	$6,629,033
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three and nine months ended September 30, 2025 or 2024.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,021,930	$111,239	$11,056	$1,144,225
Software	286,115	126,509	20,923	433,547
Services	317,257	82,010	26,806	426,073
Total net sales	1,625,302	319,758	58,785	2,003,845
Costs of goods sold:
Hardware	890,645	96,126	9,589	996,360
Software	269,399	120,122	19,440	408,961
Services	122,995	29,276	12,058	164,329
Total costs of goods sold	1,283,039	245,524	41,087	1,569,650
Gross profit	342,263	74,234	17,698	434,195
Operating expenses:
Significant selling and administrative expenses	225,551	62,081	11,259	298,891
Stock-based compensation	6,847	1,627	382	8,856
Adjusted earnings from operations	$109,865	$10,526	$6,057	$126,448

	Three Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,002,000	$125,013	$10,505	$1,137,518
Software	389,176	124,629	22,456	536,261
Services	325,407	62,964	25,736	414,107
Total net sales	1,716,583	312,606	58,697	2,087,886
Costs of goods sold:
Hardware	870,947	102,741	8,801	982,489
Software	366,065	116,832	20,885	503,782
Services	131,514	26,652	11,364	169,530
Total costs of goods sold	1,368,526	246,225	41,050	1,655,801
Gross profit	348,057	66,381	17,647	432,085
Operating expenses:
Significant selling and administrative expenses	234,368	56,474	11,810	302,652
Stock-based compensation	7,139	1,827	350	9,316
Adjusted earnings from operations	$106,550	$8,080	$5,487	$120,117

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Nine Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$3,102,128	$348,553	$26,091	$3,476,772
Software	983,556	416,685	73,849	1,474,090
Services	924,565	245,962	77,494	1,248,021
Total net sales	5,010,249	1,011,200	177,434	6,198,883
Costs of goods sold:
Hardware	2,704,305	300,985	22,638	3,027,928
Software	927,915	394,190	67,891	1,389,996
Services	374,622	87,430	35,908	497,960
Total costs of goods sold	4,006,842	782,605	126,437	4,915,884
Gross profit	1,003,407	228,595	50,997	1,282,999
Operating expenses:
Significant selling and administrative expenses	682,878	182,852	32,741	898,471
Stock-based compensation	20,788	4,849	1,128	26,765
Adjusted earnings from operations	$299,741	$40,894	$17,128	$357,763

	Nine Months Ended September 30, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$3,030,589	$386,401	$27,896	$3,444,886
Software	1,349,625	495,063	74,595	1,919,283
Services	973,548	212,856	78,460	1,264,864
Total net sales	5,353,762	1,094,320	180,951	6,629,033
Costs of goods sold:
Hardware	2,640,797	325,807	23,942	2,990,546
Software	1,268,474	466,100	69,005	1,803,579
Services	392,484	81,857	34,189	508,530
Total costs of goods sold	4,301,755	873,764	127,136	5,302,655
Gross profit	1,052,007	220,556	53,815	1,326,378
Operating expenses:
Significant selling and administrative expenses	719,041	174,257	33,905	927,203
Stock-based compensation	20,203	4,989	1,024	26,216
Adjusted earnings from operations	$312,763	$41,310	$18,886	$372,959
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
The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2025	December 31, 2024
North America	$6,877,203	$6,704,511
EMEA	2,556,518	1,484,341
APAC	215,101	190,678
Corporate assets and intercompany eliminations, net	(746,775)	(930,952)
Total assets	$8,902,047	$7,448,578
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization of property and equipment:
North America	$6,346	$6,160	$18,722	$18,403
EMEA	1,136	917	3,056	2,574
APAC	100	127	299	396
	7,582	7,204	22,077	21,373
Amortization of intangible assets:
North America	16,806	16,823	50,427	45,557
EMEA	1,872	1,805	5,467	5,135
APAC	—	74	—	292
	18,678	18,702	55,894	50,984
Total	$26,260	$25,906	$77,971	$72,357

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

We recognized a loss of $3,800,000 and a loss of $15,701,000 within selling and administrative expenses due to the changes in the estimated fair value of the earnout payments for the three and nine months ended September 30, 2025, respectively. On July 1, 2025, we paid approximately $39,602,000 for Infocenter’s first earnout period.

11.    Subsequent Event
Acquisitions

Effective October 1, 2025, we acquired 100 percent of the issued and outstanding equity of Inspire11 LLC (“Inspire11”) for a preliminary upfront cash purchase price of approximately $212,000,000, net of cash and cash equivalents acquired. The total purchase price also includes earn out payments, which provide an incentive opportunity for the sellers to earn up to an additional $66,000,000, contingent upon Inspire11 achieving certain EBITDA performance targets through 2027. Inspire11 is an award-winning technology delivery firm with deep advisory, data, and Artificial Intelligence ("AI") expertise. We believe this acquisition strengthens our capabilities as a leading solutions integrator through the integration of proven AI delivery accelerators, deep data and analytics expertise, and a results-driven methodology to convert AI initiatives into tangible business value and transformative growth.

On October 16, 2025, we signed an agreement to acquire 100 percent of the issued and outstanding shares of Sekuro Limited (“Sekuro”). Approximately AUD130,000,000 is due at closing and up to an additional AUD122,500,000 is payable in earnouts, contingent upon Sekuro achieving certain EBITDA and net revenue performance targets through October 2027. The AUD122,500,000 includes up to AUD42,500,000 available to the sellers for over achievement against EBITDA and net revenue performance targets. Sekuro is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. The acquisition is expected to significantly expand Insight’s cybersecurity capabilities in APAC, which we believe will position us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape. Closing is expected to occur in early November of this year.

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
On a consolidated basis, for the three months ended September 30, 2025:
•Net sales of $2.0 billion decreased 4% compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in software net sales, partially offset by increases in services and hardware net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 5% compared to the third quarter of 2024.
•Gross profit of $434.2 million was flat compared to the three months ended September 30, 2024, reflecting the impact of partner program changes. Excluding the effects of fluctuating foreign currency exchange rates, gross profit was also flat compared to the third quarter of 2024.
•Compared to the three months ended September 30, 2024, gross margin expanded approximately 100 basis points to 21.7% of net sales in the three months ended September 30, 2025. This expansion reflects higher margin contributed by services net sales compared to the same period in the prior year.
•Earnings from operations was flat, year over year, at $93.1 million in the third quarter of 2025 compared to $92.9 million in the third quarter of 2024. The net change reflects increases in selling and administrative expenses and acquisition and integration related expenses, partially offset by decreases in severance and restructuring expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations was also flat year over year.
•Net earnings and diluted earnings per share were $50.9 million and $1.62, respectively, for the third quarter of 2025. This compares to net earnings of $58.2 million and diluted earnings per share of $1.52 for the third quarter of 2024. The decrease in net earnings was primarily due to an increase in interest expense. Diluted earnings per share increased 7% year over year, primarily as a result of the decrease in dilutive shares outstanding. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share also increased 7% year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
In discussing financial results for the three and nine months ended September 30, 2025 and 2024, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with United States generally accepted accounting principles (“GAAP”). When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

Throughout the “Quarterly Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit, selling and administrative expenses, diluted earnings per share and earnings from operations on a consolidated basis and in EMEA and APAC, as applicable, excluding the effects of fluctuating foreign currency exchange rates, which are financial measures that are adjusted from our financial results prepared in accordance with GAAP. In addition, we refer to changes in Adjusted earnings from operations in EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates. These are also considered to be non-GAAP measures. We believe providing this information excluding the effects of fluctuating foreign currency exchange rates provides valuable supplemental information to investors regarding our underlying business and results of operations, consistent with how we, including our management, evaluate our performance. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period. The performance measures excluding the effects of fluctuating foreign currency exchange rates should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
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
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities in the first nine months of 2025 consistent with the prior year period. While these interest rates are expected to decrease, we continue to anticipate higher than historical rates throughout the remainder of 2025. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential impact these conditions could have on our clients, partners and prospects in the remainder of 2025 and beyond.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	78.3	79.3	79.3	80.0
Gross profit	21.7	20.7	20.7	20.0
Selling and administrative expenses	16.7	15.9	16.5	14.9
Severance and restructuring expenses, net and acquisition and integration related expenses	0.4	0.4	0.3	0.2
Earnings from operations	4.6	4.4	3.9	4.9
Non-operating expense, net	1.1	0.8	1.4	0.7
Earnings before income taxes	3.5	3.6	2.5	4.2
Income tax expense	1.0	0.8	0.8	1.0
Net earnings	2.5%	2.8%	1.7%	3.2%
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

Net Sales. Net sales of $2.0 billion for the three months ended September 30, 2025 decreased 4%, year to year, compared to the three months ended September 30, 2024, primarily reflecting a decrease in our North America operating segment. Net sales of $6.2 billion for the nine months ended September 30, 2025 decreased 6%, year to year, compared to the nine months ended September 30, 2024, reflecting decreases in each of our operating segments.

Our net sales by operating segment were as follows for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
North America	$1,625,302	$1,716,583	(5)%	$5,010,249	$5,353,762	(6)%
EMEA	319,758	312,606	2%	1,011,200	1,094,320	(8)%
APAC	58,785	58,697	—%	177,434	180,951	(2)%
Consolidated	$2,003,845	$2,087,886	(4)%	$6,198,883	$6,629,033	(6)%
Our net sales by offering category for North America for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$1,021,930	$1,002,000	2%	$3,102,128	$3,030,589	2%
Software	286,115	389,176	(26)%	983,556	1,349,625	(27)%
Services	317,257	325,407	(3)%	924,565	973,548	(5)%
	$1,625,302	$1,716,583	(5)%	$5,010,249	$5,353,762	(6)%
Net sales in North America decreased 5%, or $91.3 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by decreases in software and services net sales, partially offset by an increase in hardware net sales. Software and services net sales decreased 26% and 3%, year to year, respectively. These decreases were partially offset by an increase in hardware net sales of 2%, year over year. The net changes for the three months ended September 30, 2025 were the result of the following:
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role), as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in services net sales was primarily due to a decrease in certain fees from cloud solution offerings associated with partner program changes. A decline in sales of Insight Delivered services also contributed to the year to year decrease in services net sales.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to higher demand. This reflects an increase in both devices and infrastructure net sales.
Net sales in North America decreased 6%, or $343.5 million, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven by decreases in software and services net sales. Software and services net sales decreased by 27% and 5%, respectively, year to year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
These decreases were partially offset by an increase in hardware net sales of 2%, year over year. The net changes for the nine months ended September 30, 2025 were the result of the following:
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role), a significant transaction in the first quarter of 2024 with no comparable transaction in the current period, as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.
•The decrease in services net sales was primarily due to a decrease in certain fees from cloud solution offerings as a result of partner program changes and a decline in sales of Insight Delivered services from our organic business. The decrease in sales of Insight Delivered services from our organic business was partially offset by an increase in net sales from Infocenter. Our North America organic business excludes Infocenter, which we acquired on May 1, 2024.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to higher demand. This was driven by an increase in device net sales.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$111,239	$125,013	(11)%	$348,553	$386,401	(10)%
Software	126,509	124,629	2%	416,685	495,063	(16)%
Services	82,010	62,964	30%	245,962	212,856	16%
	$319,758	$312,606	2%	$1,011,200	$1,094,320	(8)%
Net sales in EMEA increased 2%, or $7.2 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 3%, year to year. Net sales of services and software increased by 30% and 2%, respectively, year over year, partially offset by a decrease in hardware net sales of 11%, year to year. The net changes for the three months ended September 30, 2025 were the result of the following:
•The increase in services net sales was primarily due to increases in Insight Delivered services and agency net sales, partially offset by a net decrease in fees from cloud solution offerings as a result of partner program changes.
•The increase in software net sales was primarily due to higher volume of sales to corporate clients, partially offset by lower volume of sales to large enterprise and public sector clients combined with the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise and corporate clients, partially offset by higher volume of sales to public sector clients.
Net sales in EMEA decreased 8%, or $83.1 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA decreased 10%, year to year. Net sales of software and hardware decreased by 16% and 10%, respectively, year to year, partially offset by an increase in services net sales of

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
16%, year over year. The net changes for the nine months ended September 30, 2025 were the result of the following:
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
Our net sales by offering category for APAC for the three and nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2025	2024		2025	2024
Hardware	$11,056	$10,505	5%	$26,091	$27,896	(6)%
Software	20,923	22,456	(7)%	73,849	74,595	(1)%
Services	26,806	25,736	4%	77,494	78,460	(1)%
	$58,785	$58,697	—%	$177,434	$180,951	(2)%
Net sales in APAC was relatively flat, increasing $0.1 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 2%, year over year. Net sales of hardware and services increased by 5% and 4%, respectively, year over year. These increases were partially offset by a decrease in software net sales of 7%, year to year. The net changes for the three months ended September 30, 2025 were the result of the following:
•The increase in services net sales was primarily due to an increase in fees from cloud solution offerings and higher volume of Insight Delivered services.
•The increase in hardware net sales was primarily due to higher volume of sales to enterprise and commercial clients.
•The decrease in software net sales was due to lower volume of sales to enterprise clients.
Net sales in APAC decreased 2%, or $3.5 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC was flat, year over year. Net sales of hardware decreased 6%, year to year, while net sales of services and software each declined 1%, year to year. The net decreases for the nine months ended September 30, 2025 were the result of the following:
•The decrease in hardware net sales was primarily the result of lower volume of sales to enterprise and public sector clients.
•The decrease in services net sales was primarily due to lower fees for cloud solution offerings partially offset by higher volume sales of Insight Delivered services.
•The decrease in software net sales was primarily due to the effects of foreign currency fluctuations.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2025 and 2024:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	63%	58%	35%	40%	19%	18%
Software	18%	23%	39%	40%	35%	38%
Services	19%	19%	26%	20%	46%	44%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	62%	57%	35%	35%	15%	16%
Software	20%	25%	41%	45%	41%	41%
Services	18%	18%	24%	20%	44%	43%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit was relatively flat, increasing $2.1 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, with gross margin expanding approximately 100 basis points to 21.7% for the three months ended September 30, 2025 compared to 20.7% for the three months ended September 30, 2024. Gross profit decreased 3%, or $43.4 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, with gross margin expanding approximately 70 basis points to 20.7% for the nine months ended September 30, 2025 compared to 20.0% for the nine months ended September 30, 2024.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$342,263	21.1%	$348,057	20.3%	$1,003,407	20.0%	$1,052,007	19.6%
EMEA	74,234	23.2%	66,381	21.2%	228,595	22.6%	220,556	20.2%
APAC	17,698	30.1%	17,647	30.1%	50,997	28.7%	53,815	29.7%
Consolidated	$434,195	21.7%	$432,085	20.7%	$1,282,999	20.7%	$1,326,378	20.0%
North America's gross profit for the three months ended September 30, 2025 decreased 2%, or $5.8 million, compared to the three months ended September 30, 2024. As a percentage of net sales, gross margin expanded approximately 80 basis points to 21.1%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin of 66 basis points combined with expansion in product margin of 13 basis points.
•The increase in services margin primarily reflects an increase in margin contribution from fees for cloud solution offerings combined with an increase in margin contribution from product

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
warranty, partially offset by a decrease in margin contribution from Insight Core services and software maintenance.
•The expansion in product margin reflects an increase in margin contribution from hardware net sales due to changes in product mix towards higher margin products, partially offset by a decrease in margin from software net sales.
North America's gross profit for the nine months ended September 30, 2025 decreased 5%, or $48.6 million, compared to the nine months ended September 30, 2024. As a percentage of net sales, gross margin expanded approximately 40 basis points to 20.0% for the nine months ended September 30, 2025. The year over year net expansion in gross margin was primarily attributable to the following:
•A net increase in product margin of 25 basis points combined with an expansion in services margin of 12 basis points compared to the same period in the prior year.
•The expansion in product margin reflects an increase in margin contribution from hardware net sales due to changes in product mix towards higher margin products, partially offset by a decrease in margin from software net sales.
•The net increase in services margin primarily reflects an increase in margin contribution from fees for cloud solution offerings, partially offset by a decrease in margin contribution from Insight Core services and software maintenance.

EMEA's gross profit for the three months ended September 30, 2025 increased 12%, or $7.9 million, year over year (increasing 7% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, gross margin expanded 200 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 488 basis points partially offset by a contraction in product margin of 290 basis points.
•The increase in services margin is primarily the result of increased margin contribution from an increase in agency net sales combined with an increase in margin contribution from Insight Core services, partially offset by a decline in margin contribution from fees for cloud solution offerings.
•The contraction in product margin is due to declines in product margin on both hardware and software net sales.

EMEA's gross profit for the nine months ended September 30, 2025 increased 4%, or $8.0 million, year over year (increasing 1% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, gross margin expanded approximately 240 basis points, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 371 basis points partially offset by a contraction in product margin of 126 basis points.
•The increase in services margin is primarily the result of increased margin contribution from an increase in agency net sales combined with an increase in margin contribution from Insight Core services, partially offset by a decline in margin contribution from fees for cloud solution offerings.
•The contraction in product margin is due to declines in product margin on both hardware and software net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended September 30, 2025 was relatively flat, increasing $0.1 million, year over year (increasing 2% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, gross margin was also flat year over year. The year over year net changes in gross margin was attributable to a net expansion in services margin of 60 basis points partially offset by a contraction in product margin of 56 basis points.
APAC's gross profit for the nine months ended September 30, 2025 decreased 5%, or $2.8 million, year to year (decreasing 3% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, gross margin contracted approximately 100 basis points, year to year. The year to year net contraction in gross margin was attributable to a net contraction in services margin of 103 basis points. The contraction in services margin was driven by the decrease in margin contribution from fees from cloud solution offerings in the current year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2025 increased 1%, or $2.9 million, compared to the three months ended September 30, 2024 (flat when excluding the effects of fluctuating foreign currency exchange rates). Selling and administrative expenses increased $39.7 million, or 4% (also increasing 4% when excluding the effects of fluctuating foreign currency exchange rates), for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Selling and administrative expenses increased approximately 80 basis points as a percentage of net sales in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall net increase in selling and administrative expenses primarily reflects an increase in other expenses of approximately $7.0 million. The net increase in other expenses primarily reflects a net loss on revaluation of earnout liabilities in the current year period of approximately $3.8 million compared to a net gain on revaluation of earnout liabilities of $6.4 million in the prior year period. We also incurred transformation costs in the current and prior year periods of $2.9 million and $5.1 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. The increase in other expenses was partially offset by a decrease in legal and professional fees of approximately $1.8 million. The decrease in legal and professional fees primarily reflects reductions in activity and consulting projects, year over year.
Selling and administrative expenses increased approximately 160 basis points as a percentage of net sales in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The overall net increase in selling and administrative expenses primarily reflects increases in other expenses and depreciation and amortization expenses of approximately $75.1 million and $6.3 million, respectively. The net increase in other expenses primarily reflects a net gain on revaluation of earnout liabilities in the prior year period of approximately $30.6 million compared to a net loss on revaluation of earnout liabilities of approximately $19.2 million in the current year period. We incurred an impairment loss of approximately $12.6 million on a real estate asset that was reclassified to held for sale in April 2025 with no comparable activity in the prior year period. We also incurred transformation costs in the current and prior year periods of $11.2 million and $13.0 million, respectively, however, these costs are unique in nature and are not expected to recur in the longer term. There was a net increase in fees for service agreements of approximately $6.9 million compared to the prior year period. For the nine months ended September 30, 2024, we recovered approximately $3.4 million in costs we previously incurred related to a third-party data center service outage that occurred in July 2023 with no significant comparable activity in the current year period. The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the Infocenter acquisition. The increases in other expenses and depreciation and amortization expenses were partially offset by decreases in personnel costs, including teammate benefits, legal and professional fees and facility expenses of approximately $31.1 million, $5.0 million and $3.2 million, year over year, respectively. The decrease in personnel costs primarily reflects reductions in teammate headcount, year over year, as well as a reduction in variable compensation related to performance. The decrease in legal and professional fees primarily reflects reductions in activity and consulting projects, year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses, net. During the three months ended September 30, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $5.4 million. Comparatively, during the three months ended September 30, 2024, we recorded severance and restructuring expenses, net of adjustments, of approximately $8.5 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce. In the prior year period, we also incurred restructuring expenses associated with strategic office consolidation.
During the nine months ended September 30, 2025, we recorded severance and restructuring expense, net of adjustments, of approximately $15.8 million. Comparatively, during the nine months ended September 30, 2024, we recorded severance and restructuring expense, net of adjustments, of approximately $15.6 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce. In the prior year period, we also incurred restructuring expenses associated with strategic office consolidation.
Acquisition and Integration Related Expenses. During the three months ended September 30, 2025, we recorded acquisition and integration related expenses of approximately $2.8 million primarily related to certain acquisitions that closed or are expected to close in the fourth quarter of 2025. During the three months ended September 30, 2024, we recorded acquisition and integration related expenses of approximately $0.7 million.
During the nine months ended September 30, 2025, we recorded acquisition and integration related expenses of approximately $3.1 million primarily related to certain acquisitions that closed or are expected to close in the fourth quarter of 2025. During the nine months ended September 30, 2024, we recorded acquisition and integration related expenses of approximately $2.2 million. The expenses primarily related to the acquisitions of SADA in December 2023 and Infocenter in May 2024. As the Company executes its acquisition strategy, we expect to incur additional acquisition and integration related expenses.
Earnings from Operations. Earnings from operations was flat, increasing $0.2 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Earnings from operations decreased 26%, or $84.2 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$83,631	5.1%	$80,836	4.7%	$203,143	4.1%	$266,672	5.0%
EMEA	4,487	1.4%	6,665	2.1%	20,654	2.0%	38,862	3.6%
APAC	4,949	8.4%	5,350	9.1%	15,905	9.0%	18,376	10.2%
Consolidated	$93,067	4.6%	$92,851	4.4%	$239,702	3.9%	$323,910	4.9%
North America's earnings from operations for the three months ended September 30, 2025 increased 3%, or $2.8 million, compared to the three months ended September 30, 2024. As a percentage of net sales, earnings from operations increased by approximately 40 basis points to 5.1%. The increase in earnings from operations was primarily driven by a decrease selling and administrative expenses and severance and restructuring expenses partially offset by a decrease in gross profit and an increase in acquisition and integration related expenses when compared to the three months ended September 30, 2024.
North America's earnings from operations for the nine months ended September 30, 2025 decreased 24%, or $63.5 million, compared to the nine months ended September 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 90 basis points to 4.1%. The decrease in earnings from operations was primarily driven by a decrease in gross profit combined with an increase in selling and administrative expenses when compared to the nine months ended September 30, 2024.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA's earnings from operations for the three months ended September 30, 2025 decreased 33%, or $2.2 million (also decreasing 33% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 70 basis points to 1.4%. The decrease in earnings from operations was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit when compared to the three months ended September 30, 2024.
EMEA's earnings from operations for the nine months ended September 30, 2025 decreased 47%, or $18.2 million (decreasing 48% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 160 basis points to 2.0%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses, net, partially offset by an increase in gross profit when compared to the nine months ended September 30, 2024.
APAC's earnings from operations for the three months ended September 30, 2025 decreased 7%, or $0.4 million (also decreasing 7% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 70 basis points to 8.4%. The decrease in earnings from operations was driven by an increase in acquisition and integration related expenses when compared to the three months ended September 30, 2024.
APAC's earnings from operations for the nine months ended September 30, 2025 decreased 13%, or $2.5 million (decreasing 12% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, earnings from operations decreased by approximately 120 basis points to 9.0%. The decrease in earnings from operations was driven by a decrease in gross profit and an increase in acquisition and integration related expenses when compared to the nine months ended September 30, 2024.
Adjusted Earnings from Operations. Adjusted earnings from operations increased 5%, or $6.3 million, year over year, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Adjusted earnings from operations decreased 4%, or $15.2 million, year to year, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales	2025	% of Net Sales	2024	% of Net Sales
North America	$109,865	6.8%	$106,550	6.2%	$299,741	6.0%	$312,763	5.8%
EMEA	10,526	3.3%	8,080	2.6%	40,894	4.0%	41,310	3.8%
APAC	6,057	10.3%	5,487	9.3%	17,128	9.7%	18,886	10.4%
Consolidated	$126,448	6.3%	$120,117	5.8%	$357,763	5.8%	$372,959	5.6%
North America’s Adjusted earnings from operations for the three months ended September 30, 2025 increased 3%, or $3.3 million, compared to the three months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 60 basis points to 6.8%. The increase in Adjusted earnings from operations was primarily driven by a decrease in selling and administrative expenses, partially offset by a decrease in gross profit.
North America’s Adjusted earnings from operations for the nine months ended September 30, 2025 decreased 4%, or $13.0 million, compared to the nine months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 20 basis points to 6.0%. The decrease

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the three months ended September 30, 2025 increased 30%, or $2.4 million (increasing 29% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 70 basis points to 3.3%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the nine months ended September 30, 2025 decreased 1%, or $0.4 million (decreasing 3% excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 20 basis points to 4.0%. The slight decrease in Adjusted earnings from operations was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit.
APAC’s Adjusted earnings from operations for the three months ended September 30, 2025 increased 10%, or $0.6 million (increasing 12% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 100 basis points to 10.3%. The increase in Adjusted earnings from operations was primarily driven by a decrease in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the nine months ended September 30, 2025 decreased 9%, or $1.8 million (decreasing 7% excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 70 basis points to 9.7%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended September 30, 2025 increased 40%, or $6.7 million, compared to the three months ended September 30, 2024. This was primarily due to the higher loan balances under our ABL facility and decreased interest income partially offset by lower interest rates. Interest expense, net for the nine months ended September 30, 2025 increased 41%, or $17.9 million, compared to the nine months ended September 30, 2024. The increase in the nine months ended September 30, 2025 was primarily due to a higher loan balance under our ABL facility, the issuance of the Senior Notes in May 2024, the maturity of the Convertible Notes in February 2025 and decreased interest income, partially offset by lower interest rates.

Imputed interest under our inventory financing facilities was $2.6 million and $7.4 million for the three and nine months ended September 30, 2025, compared to $2.5 million and $7.3 million for the three and nine months ended September 30, 2024. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other Income (Expense), Net. Other income (expense), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the nine months ended September 30, 2025 in connection with the cash settlement of a portion of the outstanding Warrants, with no comparable activity in the nine months ended September 30, 2024. For additional information regarding the Warrants, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Income Tax Expense. Our effective tax rate of 27.9% for the three months ended September 30, 2025 was higher than our effective tax rate of 22.5% for the three months ended September 30, 2024.The increase in the effective tax rate for the three months ended September 30, 2025 was primarily due to greater tax benefits from earnout adjustments during the prior year period.

Our effective tax rate of 31.5% for the nine months ended September 30, 2025 was higher than our effective tax rate of 24.2% for the nine months ended September 30, 2024. The increase in the effective tax rate for the nine months ended September 30, 2025 was primarily due to the non-deductibility of both net losses related to fair value adjustments associated with the warrant settlement liabilities and the revaluation of earnout liabilities in the current year period. These increases were partially offset by the reduction in the valuation allowance related to our foreign tax credit carryforward in the current year period.

Our effective tax rate for the three and nine months ended September 30, 2025 was not materially impacted by the enactment of the OBBBA during the quarter. While we will benefit from the new provision allowing for the immediate deduction of domestic R&D expenses, the impact is not material to our overall tax provision.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations (which we also refer to as "Adjusted earnings from operations") excludes (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, (vii) certain third-party data center service outage related expenses and recoveries, and (viii) impairment losses on long lived real estate assets now held for sale, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended September 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$83,631	$4,487	$4,949	$93,067
Amortization of intangible assets	16,806	1,872	—	18,678
Change in fair value of earnout liabilities	3,800	—	—	3,800
Transformation costs	908	2,021	—	2,929
Severance and restructuring expenses, net	3,069	2,146	175	5,390
Acquisition and integration related expenses	1,898	—	933	2,831
Other*	(247)	—	—	(247)
Adjusted non-GAAP earnings from operations	$109,865	$10,526	$6,057	$126,448

GAAP EFO as a percentage of net sales	5.1%	1.4%	8.4%	4.6%
Adjusted non-GAAP EFO as a percentage of net sales	6.8%	3.3%	10.3%	6.3%

	Three Months Ended September 30, 2024
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$80,836	$6,665	$5,350	$92,851
Amortization of intangible assets	16,823	1,805	74	18,702
Change in fair value of earnout liabilities	(4,000)	(2,442)	—	(6,442)
Transformation costs	5,068	—	—	5,068
Severance and restructuring expenses, net	7,242	1,240	61	8,543
Acquisition and integration related expenses	25	668	2	695
Other*	556	144	—	700
Adjusted non-GAAP earnings from operations	$106,550	$8,080	$5,487	$120,117

GAAP EFO as a percentage of net sales	4.7%	2.1%	9.1%	4.4%
Adjusted non-GAAP EFO as a percentage of net sales	6.2%	2.6%	9.3%	5.8%

	Nine Months Ended September 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$203,143	$20,654	$15,905	$239,702
Amortization of intangible assets	50,427	5,467	—	55,894
Change in fair value of earnout liabilities	15,701	3,463	—	19,164
Transformation costs	6,696	4,508	—	11,204
Impairment loss on a long lived real estate asset held for sale	12,588	—	—	12,588
Severance and restructuring expenses, net	8,734	6,802	285	15,821
Acquisition and integration related expenses	2,144	—	938	3,082
Other*	308	—	—	308
Adjusted non-GAAP earnings from operations	$299,741	$40,894	$17,128	$357,763

GAAP EFO as a percentage of net sales	4.1%	2.0%	9.0%	3.9%
Adjusted non-GAAP EFO as a percentage of net sales	6.0%	4.0%	9.7%	5.8%

	Nine Months Ended September 30, 2024
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$266,672	$38,862	$18,376	$323,910
Amortization of intangible assets	45,557	5,135	292	50,984
Change in fair value of earnout liabilities	(24,219)	(6,430)	—	(30,649)
Transformation costs	12,967	—	—	12,967
Severance and restructuring expenses, net	12,783	2,639	216	15,638
Acquisition and integration related expenses	1,486	678	2	2,166
Other*	(2,483)	426	—	(2,057)
Adjusted non-GAAP earnings from operations	$312,763	$41,310	$18,886	$372,959

GAAP EFO as a percentage of net sales	5.0%	3.6%	10.2%	4.9%
Adjusted non-GAAP EFO as a percentage of net sales	5.8%	3.8%	10.4%	5.6%

*
Other includes certain executive recruitment and hiring related expenses and certain third-party data center service outage related expenses and recoveries, net. Net recoveries related to third-party data center service outages were $0.2 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$150,057	$417,731
Net cash used in investing activities	(17,551)	(288,868)
Net cash provided by (used in) financing activities	136,521	(82,523)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	18,953	2,660
Increase in cash, cash equivalents and restricted cash	287,980	49,000
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$549,447	$319,785
Cash and Cash Flow
•Our primary uses of cash during the nine months ended September 30, 2025 were to repay the remaining principal balance upon maturity of the Convertible Notes, to fund the cash settlement of a portion of the Warrants and to repurchase shares of our common stock. Our cash and cash equivalents balance at September 30, 2025 was higher than we typically maintain as a result of the cash needed to fund the acquisition of Inspire11, which we acquired on October 1, 2025.
•Operating activities provided $150.1 million in cash during the nine months ended September 30, 2025, compared to cash provided by operating activities of $417.7 million during the nine months ended September 30, 2024.
•Capital expenditures were $17.6 million and $32.4 million for the nine months ended September 30, 2025 and 2024, respectively.
•During the nine months ended September 30, 2025, we repurchased $151.1 million of our common stock compared to $200.0 million of repurchases during the nine months ended September 30, 2024.
•We had net borrowings under our ABL facility during the nine months ended September 30, 2025 of $852.2 million compared to net repayments of $333.3 million during the nine months ended September 30, 2024.
•We had net borrowings under our inventory financing facilities of $21.9 million during the nine months ended September 30, 2025 compared to net borrowings of $3.1 million during the nine months ended September 30, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the nine months ended September 30, 2025.
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
•Cash flow provided by operating activities in the first nine months of 2025 was $150.1 million compared to cash provided by operating activities of $417.7 million in the first nine months of 2024.
•The decrease in cash provided by operating activities period over period is primarily due to lower net earnings combined with the impact of higher hardware net sales compared to the same period in the prior year. In the first nine months of 2024, our cash provided by operations was also positively impacted by the timing of receipts compared to partner payments.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $3.8 billion and $2.4 billion in the third quarter of 2025 and 2024, respectively.
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
•Capital expenditures were $17.6 million and $32.4 million for the nine months ended September 30, 2025 and 2024, respectively.
•We received proceeds from the sale of assets of $13.8 million in the nine months ended
September 30, 2024.
•We expect capital expenditures for the full year 2025 to be approximately $25.0 million.
Net cash provided by (used in) financing activities

•During the nine months ended September 30, 2025, we had net borrowings under our ABL facility of $852.2 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes, to settle a portion of the Warrants and to repurchase shares of our common stock.
•During the nine months ended September 30, 2024, we had net repayments under our ABL facility that decreased our outstanding long-term debt balance by $333.3 million.
•We had net borrowings under our inventory financing facilities of $21.9 million during the nine months ended September 30, 2025 compared to net borrowings of $3.1 million during the nine months ended September 30, 2024.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the nine months ended September 30, 2025.
•We repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes in the nine months ended September 30, 2024.
•We paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in cash in the nine months ended September 30, 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the nine months ended September 30, 2025, we made earnout and acquisition related payments of $20.2 million primarily associated with our acquisition of Infocenter.
•During the nine months ended September 30, 2024, we made earnout and acquisition related payments of $18.3 million associated with our acquisitions of Amdaris Group Limited, Hanu Software Solutions, Inc. and Hanu Software Solutions (India) Private Ltd.
•During the nine months ended September 30, 2025, we repurchased $151.1 million of our common stock.
•During the nine months ended September 30, 2024, we repurchased $200.0 million of our common stock.

Financing Facilities
•Our debt balance as of September 30, 2025 was $1.4 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2025, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At September 30, 2025, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of September 30, 2025, eligible accounts receivable and inventory were sufficient to permit access to the full $1.8 billion under the ABL facility of which $899.8 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $240.3 million was outstanding at September 30, 2025.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of September 30, 2025, we had approximately $301.2 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, Australia, and New Zealand. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of September 30, 2025, the fair market value of our Senior Notes was $513.9 million. For additional information about our Senior Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2025.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	—	$—	—	$223,882,772
August 1, 2025 through August 31, 2025	346,873	127.70	346,873	179,588,162
September 1, 2025 through September 30, 2025	253,854	120.96	253,854	148,882,848
Total	600,727		600,727
On September 11, 2024, we announced that our Board of Directors authorized the repurchase of up to $300.0 million of our common stock, in addition to any amount that remained from prior authorizations. As of September 30, 2025, approximately $148.9 million remained available for repurchases under our share repurchase plan.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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

Date:	October 30, 2025	INSIGHT ENTERPRISES, INC.

		By:	/s/ Joyce A. Mullen
Joyce A. Mullen
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)