Form 10-K
period 2025-12-31
INSIGHT ENTERPRISES INC
filed 2026-02-12
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2025
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of the registrant’s common stock as reported on The Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,881,353,490.
The number of shares outstanding of the registrant’s common stock on February 6, 2026 was 30,996,502.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

INSIGHT ENTERPRISES, INC.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2025

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING STATEMENTS
References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Annual Report on Form 10-K, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows; cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, our expectations regarding certain trends for our business, including that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including the expected timing of pending acquisitions and the potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that while interest rates are expected to continue to moderately decrease going forward, higher than historical interest rates will continue in 2026, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; our belief that we have adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in excess of working capital needs to pay down our senior secured revolving credit facility (the “ABL facility") and inventory financing facilities, to repurchase shares of our common stock and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of this report:
•actions of our competitors, including manufacturers and publishers of products we sell;
•our reliance on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and in the requirements year over year;
•our ability to keep pace with rapidly evolving technological advances, including generative and agentic artificial intelligence ("AI") and the evolving competitive marketplace;
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or a decline in market activity related to tariffs and trade policies or otherwise;
•changes in the IT industry and/or rapid changes in technology;
•our ability to provide high quality services to our clients;
•our reliance on independent shipping companies;

INSIGHT ENTERPRISES, INC.
•the risks associated with our international operations, including our expansion into the Middle East;
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
•potential liability and competitive risk based on the development, adoption, and use of generative AI ("Gen AI") and agentic AI;
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
•our dependence on certain key personnel, our ability to attract, train and retain skilled teammates and our ability to attract a new Chief Executive Officer as well as manage the business during the transition;
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

INSIGHT ENTERPRISES, INC.
PART I
Item 1. Business
Our Company
Today, every business is a technology business. At Insight, we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity, helping clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 37 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
The Company is organized in the following three operating segments, which are primarily defined by their related geographies:

Operating Segment*	Geography	Percent of 2025 Consolidated Net Sales
North America	United States and Canada	81%
EMEA	Europe, Middle East and Africa	16%
APAC	Asia-Pacific	3%
*Additional detailed segment and geographic information can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Insight began operations in Arizona in 1988, incorporated in Delaware in 1991 and completed our initial public offering in 1995. Our corporate headquarters are located in Chandler, Arizona. From our original location in the United States, we expanded nationwide and then entered Canada in 1997 and the United Kingdom in 1998. Through a combination of acquisitions and organic growth, we continue to increase our geographic coverage and expand our technical capabilities. Our recent acquisitions from 2023 through today include:
•2023 - Amdaris Group Limited ("Amdaris") is a service provider with core expertise in providing software application and development services for clients, which added to Insight’s global application and Data & artificial intelligence ("AI") practices. Amdaris also specializes in customized solutions for cloud, mobile, data analytics and web application development helping clients digitally transform faster.
•2023 - SADA Systems, LLC ("SADA") is a Google cloud service provider with engineering capabilities across the entire Google Cloud stack specializing in Google Cloud priority workloads. The SADA acquisition positions us to further benefit from the growing trend of multicloud adoption and Gen AI, accelerating Insight’s progress toward its strategic objective of growing cloud services and solutions.
•2024 - Infocenter.io ("Infocenter") is a leader in digital transformation, leveraging their deep expertise in ServiceNow’s comprehensive suite of capabilities. The Infocenter acquisition increases our relevance to our clients driving digital transformation in their organizations.
•2024 - New World Tech Limited ("NWT") is a consultancy-led company that provides technology strategy and transformation services.
•2025 - Inspire11 LLC ("Inspire11") is an award-winning technology delivery firm with deep expertise in advisory, data, and AI. Through its advanced capabilities and outcome-driven approach, Inspire11 helps empower us to close the AI gap by transforming bold ideas into tangible business outcomes with real-world impact.
•2025 - Sekuro Limited (“Sekuro”), is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. The acquisition significantly expands our

INSIGHT ENTERPRISES, INC.
cybersecurity capabilities in APAC, positioning us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape.
Our Purpose and Values
Our purpose: We solve our clients’ technology challenges by combining the right hardware, software, and services. We live by our core values of hunger, heart and harmony, which guide how we act as an organization and as a team, capturing the essence of our culture, and reminding us of what we’ve promised to live up to every day.
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
Our Market
The worldwide total addressable market for business IT spend is forecasted to exceed $6 trillion by 2029 according to Gartner, a leading IT research and advisory company. We believe our addressable market represents approximately $1.3 trillion in 2026. Our 2025 net sales of $8.2 billion represented less than 1% of that highly diverse market. We believe that we are well positioned in this highly fragmented global market with sales locations in 21 countries and our deep experience delivering IT solutions across the globe.
Our Strategy
Our ambition is clear — we aspire to be an AI-first, leading solutions integrator, setting the pace and defining a new category in our industry. Building upon the strong foundation of our traditional technology business, we bring innovative and scalable solutions — a combination of services and products — that accelerate transformation and produce meaningful outcomes for our clients.
To achieve our ambition, we are focused on our strategic objectives — put clients first, empower teammates, deliver impact with excellence, and drive profitable growth.
Put clients first
Our primary goal is to put our clients first, earning the right to be essential. We deeply understand our clients’ business imperatives and always make decisions with our clients in mind. We know with precision and clarity what matters most to them and prioritize their success. We assemble the right capabilities for their needs and know how to put all the pieces together.
Empower teammates
Our teammates are our biggest differentiator. We require accountability and a growth mindset. Teammates must own their decisions and their role in driving Insight’s growth. We cultivate curiosity, continuous learning, and skills-building. We act quickly and execute effectively.

Deliver impact with excellence
Activity does not equal results. We measure what matters: the outcomes we deliver to our clients. We deliver those outcomes with the quality they have come to expect from Insight’s exceptional technical talent, compelling portfolio and deep partner relationships. We deliver client value with speed, agility, and innovation.

Drive profitable growth
We relentlessly pursue high performance, operational excellence and profitable growth. We continue to transform our sales capabilities and align our incentives to focus on our solutions portfolio. We are streamlining

INSIGHT ENTERPRISES, INC.
our account coverage to match skills with client needs and propensity to buy services. We believe the key to our success is focusing on doing a finite number of things and doing them really well. This leads to successful outcomes with our clients and will drive profitable growth for our shareholders.
Our Solutions Expertise
We are differentiated in our ability to combine our expertise in technology integration with our technical services to create solutions that deliver meaningful client outcomes at scale. We invest organically and through acquisitions to advance our technical capabilities and better serve the needs of our clients. We have strong solutions expertise in high growth areas of the IT market that allows us to drive digital transformation and business outcomes for our clients. Our most recent acquisitions of Infocenter, NWT, Inspire11, and Sekuro enhance our areas of expertise and expand the capabilities of our services, creating the opportunity to deliver more value for our clients.
We believe our key areas of solutions expertise are critical to our clients' success and to our identity as a solutions integrator:
•Hybrid Multicloud
•Cybersecurity
•Data & AI
•Digital Workplace & Devices
•Intelligent Applications

Each of the key areas of solutions expertise are described below:
Hybrid Multicloud – Architect and modernize multicloud and networking solutions.
Our hybrid multicloud solutions are about adopting and building modern platforms from edge to data center to cloud (multicloud and hybrid). We architect and deliver modern infrastructure solutions, provide management and support spanning multiple cloud and data center platforms, modern networks, and edge technologies, to enable our clients to digitally transform their businesses. Typical outcomes for our clients include scaling their infrastructure foundation for innovation, increasing workload agility, resiliency and flexibility, improving visibility and control of data assets, delivering better user and customer experiences, and enabling purposeful digital transformation.
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
Data & AI – Unlock tangible value and drive growth with data and AI.
Our data and AI solutions focus on turning AI potential into tangible business results. We facilitate success by aligning our clients' business goals, technology, and people from day one. Our approach involves building a solid data foundation, architecting for speed and reusability, and managing the human element of change to foster a culture of innovation. By guiding clients from strategy and a data-backed business case to full execution, we help create a cycle of ongoing improvement. Our clients typically benefit from accelerated sales pipelines, unlocked revenue capacity, significant operational efficiencies, and a clear, scalable roadmap for their AI transformation.
Digital Workplace & Devices – Create a productive, flexible and secure workplace.
Our digital workplace solutions focus on helping clients navigate workplace changes and meeting employee needs for seamless work experiences. By tightly integrating our digital workplace practice with our market-leading Device-as-a-Service (DaaS) offerings, we deliver a differentiated, high-value solution that secures and optimizes the modern hybrid enterprise. This unified approach transforms a capital expense area into a

INSIGHT ENTERPRISES, INC.
reliable stream of recurring services revenue and drives significant gross margin expansion. Our end-to-end device lifecycle management, combined with deep expertise in endpoint management, identity controls and organizational change, helps ensure that our clients' employees are equipped for secure work from anywhere. This holistic service significantly elevates the employee experience, boosts productivity, and enhances data protection, all while simplifying IT lifecycle management and increasing the typical return on workplace technology investments.
Intelligent Applications – Improve developer productivity and application scalability and maintenance with enhanced software quality and speed to market.
Our intelligent applications solutions address our clients' unique business challenges by transforming and modernizing applications. Our approach focuses on enhancing the developer experience, integrating applications seamlessly and infusing AI to drive innovation. We help clients navigate the complexities of app modernization, updating and optimizing their legacy systems for today’s digital landscape. By leveraging our expertise, clients benefit from improved application performance, streamlined development processes and cutting-edge AI capabilities that enhance functionality and user experience. We empower businesses to achieve greater efficiency, organizational agility, and competitive advantage through intelligent application solutions.
Our Solutions Mix
Our solutions generally include hardware, software and services, including cloud solutions. On a consolidated basis, product (hardware and software) and services (including cloud solutions) represented approximately 79% and 21%, respectively, of our consolidated net sales in 2025. This compares to 81% and 19%, respectively, of our consolidated net sales in 2024 and 83% and 17%, respectively, of our consolidated net sales in 2023. On a consolidated basis, product (hardware and software) and services represented approximately 41% and 59%, respectively, of our gross profit in 2025. This compares to 43% and 57%, respectively, of our gross profit in 2024 and 46% and 54%, respectively, of our gross profit in 2023. Additional detailed sales mix information by operating segment can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and in Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.
Our Competition
The IT industry is very fragmented and highly competitive. Our competition primarily includes:
•Systems integrators and digital consultants such as Accenture, Capgemini, Atos, HCL Technologies, Tata Consultancy Services and Infosys; and
•Technology providers, value-added resellers and direct marketers such as CDW, Presidio, World Wide Technology, SHI and Computacenter.
The competitive landscape in the industry is continually changing as various companies expand their product and services offerings. In addition, the shift to digital business such as data analytics, edge computing, hybrid infrastructure, modern workplace, cybersecurity, and other similar service offerings, has led to the emergence of new competitive players and opportunities through emerging models like AI and X as-a-service. As with other areas, we compete with solutions providers, systems integrators, value-added resellers, and hyperscale vendors. We sometimes compete directly with publisher and manufacturer partners for many of these offerings, including Microsoft, Cisco Systems, Dell, HP Inc. and Adobe Systems. They sell products and services directly to business customers, particularly large enterprise and corporate customers.
For a discussion of risks associated with the actions of our competitors, see “Risk Factors – Risks related to Our Business, Operations and Industry – The IT hardware, software and services industry is intensely competitive, and actions of our competitors, including manufacturers and publishers of products we sell, can negatively affect our business,” in Part I, Item 1A of this report.
Our Partners
We partner with market leaders offering the top technology brands as well as emerging entrants in the marketplace. During 2025, we purchased and resold products and software from over 6,000 partners. The majority (based on dollar volume) of these purchases were directly from manufacturers or software publishers, with the remaining balance purchased through distributors. Purchases from Microsoft and TD Synnex accounted for approximately 32% and 12%, respectively, of our aggregate purchases in 2025. No other partner accounted

INSIGHT ENTERPRISES, INC.
for more than 10% of purchases in 2025. Our top five partners as a group for 2025 were Microsoft, TD Synnex (a distributor), Google, Cisco Systems and Ingram Micro (a distributor). Approximately 63% of our total purchases during 2025 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.
During 2025, sales of Microsoft products accounted for approximately 17% of our consolidated net sales. No other manufacturer’s or publisher’s products represented 10% or more of our consolidated net sales in 2025. Sales of product from our top five manufacturers/publishers as a group (Microsoft, Dell, Cisco Systems, HP Inc. and Lenovo) accounted for approximately 50% of our consolidated net sales during 2025.
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
Our Teammates
Successful execution of our business strategy and strategic initiatives involves attracting, developing and retaining teammates who share our core values of hunger, heart and harmony. We are shaping the future of work at Insight with a focus on (1) enhancing teammate engagement and culture, (2) attracting and developing top technical and strategic talent globally, (3) developing a high-performance culture, and (4) enhancing teammate inclusion globally.
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
•An important part of the Company’s culture is its commitment to inclusion. Insight supports twelve teammate resource groups, which represent various diverse groups of teammates and boast 1,600+ active members.
•Our leaders carefully review and monitor our annual Teammate Pulse Survey results and create action plans to increase teammate engagement.
•A charitable foundation funded by the Company, its teammates and its partners provides financial support in crisis situations to support impacted teammates and their families.

INSIGHT ENTERPRISES, INC.
•Insight offers teammates paid days off to either volunteer their time to charitable organizations in the communities where they live and work or to use for mental health.
Insight continues to receive recognitions that we believe demonstrate the success of our strategy to attract, develop, and retain qualified and motivated teammates.
•Insight was recognized in Forbes World’s Best Employers List (2025);
•We were named one of Forbes America's Best Employers for Company Culture (2025);
•We achieved a perfect score on the Human Rights Campaign Foundation’s 2025 Corporate Equality Index; and
•Additionally, we received numerous Great Place to Work recognitions globally.

As of December 31, 2025, we employed 14,505 teammates. The number of teammates by operating segment were as follows:

Operating Segment	Number of Teammates
North America	11,017
EMEA	2,759
APAC	729
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
Our teammates by job function were as follows:

Job Function	Number of Teammates
Sales	3,561
Skilled, certified consulting and service delivery professionals	6,688
Total sales and client facing teammates	10,249
Management, support services and administration	3,745
Distribution	511
For a discussion of risks associated with our dependence on certain personnel, including sales personnel, see “Risk Factors – General Risk Factors – We depend on certain key management personnel and our ability to attract, train and retain skilled teammates to satisfy client demand, including highly skilled technical resources with experience in key digital areas” in Part I, Item 1A of this report.
Our Seasonality
We experience some seasonal trends in our net sales. For example:
•software and certain cloud sales are typically higher in our second and fourth quarters;
•business clients, particularly larger enterprise businesses in the United States, tend to spend more, particularly on product, in our fourth quarter;

INSIGHT ENTERPRISES, INC.
•sales to the federal government in the United States are often stronger in our third quarter, while sales in the state and local government and education markets are often stronger in our second quarter; and
•sales to public sector clients in the United Kingdom are often stronger in our first quarter.
These trends create overall variability in our consolidated results.
Our Backlog
We do not believe that backlog as of any particular date is predictive of future results. Our backlog has fluctuated significantly in the past few years, primarily due to the mix of products available and our client's responses to supply chain constraints. The supply chain constraints that previously existed in recent years largely normalized across all product categories as of December 31, 2025; however, entering 2026 we anticipate that this could change for certain categories. For example, a global memory (DRAM and NAND) shortage is expected in 2026.
Our Intellectual Property
We do not maintain a traditional research and development group, but we recognize the importance of intellectual property and its ability to differentiate us from our competitors. As part of our business, we provide value to clients based, in part, on our technical innovations, methodologies, know-how, and other reusable proprietary assets that we protect through different forms of intellectual property protection, including trademarks, patents, copyrights, and trade secrets in the United States and select foreign jurisdictions where we believe it is appropriate to seek such legal protection. We also seek to maintain our trade secrets and confidential information by non-disclosure policies and agreements, with teammates, clients, partners, and other third parties. There can be no assurance, however, that the rights obtained can be successfully enforced against infringers in every jurisdiction. Although we believe the protection afforded by our trademarks, patents, copyrights and trade secrets has value, the rapidly changing technology in our industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management capabilities of our teammates. Our Insight brand is a valuable intangible asset that is protected using common law and registered trademark rights. We also license our intellectual property rights to third parties. We protect our intellectual property by registering our key trademarks and domain names in the United States and relevant foreign jurisdictions. Additionally, we strategically file patent applications and have obtained patents for our proprietary technologies. Our intellectual property assets are important to us, and we continue to invest in their promotion and protection.
For a discussion of risks associated with our intellectual property, see “Risk Factors – Risks Related to Our Technology, Data and Intellectual Property - We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims,” in Part I, Item 1A of this report.
Our Information Technology Systems
We continue to invest in developing and deploying digital platforms and cloud-native systems that we use to operate our business and improve the customer experience. Our success, in part, depends on our ability to provide prompt and efficient service and support to our clients based on the accuracy, quality and utilization of these systems. Because our digital infrastructure and platforms are directly tied to our ability to manage critical functions, we continue to strengthen cybersecurity through zero-trust frameworks and integrated risk management tools. Our IT strategy focuses on innovation and scalability to enhance customer-facing e-commerce, cloud and managed services platforms, as well as internal systems, with the goal of improving client satisfaction, attracting new clients, and increasing efficiency.
We are also leveraging AI and machine learning to drive operational efficiency, improve security, and deliver personalized client experiences. Key initiatives include predictive analytics, automated compliance monitoring and intelligent workflows that reduce manual intervention. In addition, we are modernizing internal platforms with cloud-native architectures, API-driven integrations and modular design to enable faster deployment, better interoperability, and greater agility.

For a discussion of risks related to internal and customer-facing systems, see “Risk Factors – Risks related to Our Technology, Data and Intellectual Property” in Part I, Item 1A of this report.

INSIGHT ENTERPRISES, INC.
Information about our Executive Officers
The following are our current executive officers:
Dee Burger, President North America, Age 56
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
Samuel C. Cowley, General Counsel and Secretary, Age 65
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
Rachael A. Crump, Chief Accounting Officer, Age 50
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
Rob Green, Chief Digital Officer, Age 58
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
Adrian Gregory, President – Insight EMEA, Age 52
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
James A. Morgado, Chief Financial Officer, Age 53
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

INSIGHT ENTERPRISES, INC.
Procurement and Supply Chain Finance. Prior to Synopsys, Mr. Morgado worked for Juniper Networks, Inc., Cisco Systems, Inc., The Stephenz Group, Inc., Aramark Uniform Services, and Citigate Cunningham, Inc. in various leadership positions within Finance.
Joyce A. Mullen, President and Chief Executive Officer, Age 63
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
Jennifer Vasin, Chief Human Resources Officer, Age 51

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
The competitive landscape in which we operate continues to change as new technologies are developed. While innovation helps our business as it creates new offerings for us to sell, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud-based solutions present an opportunity for us and make up a significant part of our business and future, cloud-based solutions and technologies developed by manufacturer and publisher partners are alternatively marketed directly to customers without utilizing solutions providers like us, which can reduce the volume of hardware, software or services we sell, leading to a reduction in our sales and/or profitability. Accordingly, we are dependent on continued

INSIGHT ENTERPRISES, INC.
innovations by our current vendor partners and our ability to partner with new and emerging technology providers.
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
We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and the requirements year over year. We acquire products for resale both directly from manufacturers and publishers and indirectly through distributors, and the loss of a significant partner relationship could cause a disruption in the availability of products to us. We typically do not have long-term contracts with our vendor partners. As such, many of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. Additionally, we act as a paid pass-through agent in EMEA for certain clients and their vendors. There is no contractual requirement or guarantee that our clients and these vendors will continue to use us an agent in this capacity. The loss of, or change in business relationship with, any of our key vendor partners could negatively impact our business.
In addition, certain manufacturers, publishers and distributors provide us with substantial incentives in the form of rebates, marketing funds and other investments, purchasing incentives, early payment discounts, referral fees and price protections (collectively, “partner funding”). Partner funding is used to offset, among other things, inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of sales or purchases, growth rate of net sales, increases in client usage, or purchases and marketing programs. If we do not meet the goals of these programs or if we are not in compliance with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by manufacturers and publishers. We regularly experience partner funding program changes that reduce the incentives many partners make available to us and that change the requirements for earning such incentives. Recent changes in incentives for cloud-based solutions impacted our results. If we are unable to react timely to remediate and effectively respond to these changes in the partner funding programs of publishers and manufacturers, including the elimination of, or significant reductions in, partner funding for some of the activities for which we have been compensated in the past, the changes could have a material adverse effect on our business, financial condition and results of operations. This is especially true in connection with the incentive programs of our largest partners: Microsoft, TD Synnex, Google, Cisco Systems, and Ingram Micro. There can be no assurance that we will continue to receive such incentives in the future.
We may not be able to keep pace with rapidly evolving technological advances and the evolving competitive marketplace in which we sell our service offerings. Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and market demand to serve the needs of our clients. For example, cloud, security, and digital-related solutions are continuously evolving, and there is rapid development and technological evolution in areas such as IoT, edge-computing, computer vision, advanced machine learning and AI (including Gen AI and agentic AI), automation, augmented reality, blockchain and as-a-service solutions. If we do not invest sufficiently

INSIGHT ENTERPRISES, INC.
in new technologies, effectively market our capabilities with respect to such technologies, or successfully adapt to industry developments and evolving client demand at sufficient speed and scale, we may be unable to develop or maintain a competitive advantage in the market and execute on our growth strategy and initiatives, which could have a material adverse effect on our business.
General economic and political conditions, including unfavorable conditions in a particular region, business or industry sector, may lead our clients to delay or forgo investments in IT hardware, software and services. Weak economic conditions generally or any broad-based reduction in IT spending would adversely affect our business, operating results and financial condition. A prolonged slowdown in the global economy, including the possibility of recession or financial market instability or similar crisis, or in a particular region or business or industry sector related to tariffs and trade policies or otherwise, or the tightening of credit markets, could cause our clients to have difficulty accessing capital and credit sources, delay contractual payments, or delay or forgo decisions to upgrade or add to their existing IT environments, license new software or purchase products or services (particularly with respect to discretionary spending for hardware, software and services). Such events could have a material adverse effect on our business, financial condition and results of operations. Economic or industry downturns could result in longer payment cycles, increased collection costs and defaults in excess of our expectations. A significant deterioration in our ability to collect on accounts receivable could also impact the cost or availability of financing under our accounts receivable securitization program.
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

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including increases in inflation and interest rates, the effects of tariffs and other trade restrictions, the possibility of recession, trade disputes or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. More generally, these geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide in financial markets and in the economy, as well as other adverse impacts. Potential impacts related to conflicts, such as those ongoing in Ukraine and the Middle East, include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating geopolitical tensions and tariffs, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, all of which could adversely impact our business, particularly our European operations.

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
There are risks associated with our international operations that are different than the risks associated with our operations in the United States, and our exposure to the risks of a global market could hinder our ability to maintain and expand international operations. Outside of the United States, we have operation centers in Armenia, Australia, Canada, France, Germany, India, the Netherlands, the Philippines, Ukraine and the United Kingdom, as well as sales offices throughout EMEA and APAC. In the regions in which we do not currently have a physical presence, we serve our clients through strategic relationships. We have begun expanding our presence in the Middle East, which presents additional complications and opportunities. In implementing our international strategy, we may face barriers to entry and competition from local companies and other companies that already have established global businesses, as well as the risks generally associated with conducting business internationally.

INSIGHT ENTERPRISES, INC.
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

INSIGHT ENTERPRISES, INC.
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
The development, adoption and use of Gen AI and agentic AI may result in increased liability exposure and competitive risk. The development, adoption, and use of Gen AI and agentic AI technologies are complex and still in their early stages, and there are technical challenges associated with achieving the desired level of accuracy, efficiency, and reliability. For example the systems that we deploy may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our systems could result in vulnerabilities, delays or errors in our offerings and compromise the integrity, security, or privacy of the generated content and applicable infrastructure. These limitations or failures could result in reputational damage, legal liabilities, increased regulatory scrutiny, or loss of client confidence which, in turn, could result in lower than anticipated demand and have a material adverse effect on our business, financial condition and results of operations.

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
Risks Related to Our Indebtedness
We have a substantial amount of indebtedness, which could have important consequences to our business. We have a substantial amount of indebtedness. As of December 31, 2025, we had $1,361.3 million of total long-term debt outstanding, as defined by U.S. generally accepted accounting principles (“GAAP”), and an additional $225.0 million of obligations outstanding under our inventory financing agreements. At December 31, 2025, $493.1 million of our outstanding debt relates to our 6.625% Senior Unsecured Notes that mature in May 2032 (the "Senior Notes"). We also have the ability to borrow an additional $1.1 billion under our senior secured credit facility as of December 31, 2025. Our substantial indebtedness could have important consequences, that could have a material adverse effect on our business, financial condition and results of operations, including the following:
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
Our acquisition strategy may increase our outstanding debt and interest expense and decrease the availability under our financing facilities, all of which could have a material adverse effect on our results of operations and financial condition. To fund our acquisition initiatives, we increase our total borrowings from time to time, such as with the recent acquisitions of Inspire11 and Sekuro. These additional borrowings have the effect of increasing our future interest expenses and require escalating amortization payments. Additionally, certain of our financing facilities have interest rates that vary based on market conditions and on utilization, which increases our exposure to interest rate fluctuations and may result in greater interest expense than we have forecasted.
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

INSIGHT ENTERPRISES, INC.
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
Contractual disputes or collection matters with our clients and third-party suppliers could be costly, time-consuming, and harm our business and reputation. Our business is contract intensive and we are party to contracts with our clients and suppliers in all of our regions. Our contracts can contain a variety of terms, including passthrough terms from our suppliers, data security and privacy obligations, indemnification obligations, and regulatory requirements. Contract terms may not always be standardized across our clients and suppliers and can be subject to differing interpretations, which could result in disputes from time to time. Our contracts with clients may also include indemnification provisions under which we agree to indemnify for losses incurred as a result of claims of third-party intellectual property rights infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from sale of our solutions or the resale of our suppliers’ hardware, cloud, software, and services. Large contract damages payments could harm our business, reputation, operating results, and financial condition. Any dispute or collection matter with respect to such obligations could have adverse effects on our relationships with existing or potential clients and suppliers, and harm our business, financial condition, reputation, and operating results.
We depend on certain key management personnel and our ability to attract, train and retain skilled teammates to satisfy client demand, including highly skilled technical resources with experience in key digital areas. We rely on key management and qualified engineering, marketing, and sales teammates to execute our strategy to grow profitable market share. Competition for skilled and non-skilled workers in the IT industry is intense and there are risks of sustained labor shortages in key digital areas across various regions. If we are unable to continue to attract and retain highly qualified executives, management, sales, service and technical teammates, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the process of recruiting and hiring a new Chief Executive Officer and will be subject to risks related to the Company being able to attract a qualified candidate and management risks in transitioning to a new Chief Executive Officer, once hired. We make significant investments, and incur significant costs, in the recruitment and development of our leadership team, sales executives, solution architects, services engineers, project managers and other IT resources. If we are not able to retain such personnel or to train them quickly enough to meet changing market conditions, we could experience a drop in the overall quality and efficiency of our teammates, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if we are unable to maintain an environment for teammates that is competitive and appealing, it could have an adverse effect on engagement and retention, and a material adverse effect on our business.
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

INSIGHT ENTERPRISES, INC.
Future sales of the Company’s common stock or equity-linked securities in the public market could lower the market price for our common stock. In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units as well as for future issuances under our equity incentive plan. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
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

INSIGHT ENTERPRISES, INC.
Item 2. Properties
Our principal executive office is located in Chandler, Arizona. At December 31, 2025, we owned or leased approximately 1.5 million square feet of office and warehouse space, and, while approximately 73% of the square footage is in the United States, we own or lease office and warehouse facilities in Canada and in 17 countries in EMEA and we lease office facilities in 9 countries in APAC. We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms. Information about significant sales, distribution, services and administration facilities in use as of December 31, 2025 is summarized in the following table:

Operating Segment	Location	Primary Activities	Own or Lease
North America	Chandler, Arizona, USA	Executive Office, Sales and Administration, Network Operations Center and Client Support Center	Own
	Hanover Park, Illinois, USA	Services, Distribution and Administration	Lease
	Conway, Arkansas, USA	Sales and Administration	Lease
	Fort Worth, Texas, USA	Services, Distribution and Administration	Lease
	Montreal, Quebec, Canada	Sales, Distribution and Administration	Lease
	Calgary, Alberta, Canada	Sales, Distribution and Administration	Lease

EMEA	Sheffield, United Kingdom	Sales and Administration	Lease
	Sheffield, United Kingdom	Distribution	Lease
	Uxbridge, United Kingdom	Sales and Administration	Lease
	Frankfurt, Germany	Sales and Administration	Lease
	Frankfurt, Germany	Distribution	Lease
	Paris, France	Sales and Administration	Lease
	Apeldoorn, Netherlands	Sales and Administration	Lease
	Chisinau, Moldova	Services	Lease
	Timisoara, Romania	Services	Lease

APAC	Sydney, Australia	Sales and Administration	Lease
	Perth, Australia	Sales and Administration	Lease
	Melbourne, Australia	Sales and Administration	Lease
	Singapore	Sales and Administration	Lease
	Hong Kong	Sales and Administration	Lease
	Shanghai, China	Sales and Administration	Lease
	Manila, Philippines	Operations Center	Lease
	Uttar Pradesh, India	Operations Center	Lease
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
Our common stock trades under the symbol “NSIT” on The Nasdaq Global Select Market. As of February 6, 2026, we had 30,996,502 shares of common stock outstanding held by 34 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms and clearing agencies.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our senior secured revolving credit facility contains certain covenants that restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	—	$—	—	$148,882,848
November 1, 2025 through November 30, 2025	—	—	—	148,882,848
December 1, 2025 through December 31, 2025	—	—	—	299,000,000
	—		—

On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299.0 million of our common stock, including approximately $149.0 million that remained from prior authorizations. As of December 31, 2025, approximately $299.0 million remained available for repurchases under our share repurchase plan.

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

INSIGHT ENTERPRISES, INC.
Stock Price Performance Graph
Set forth below is a graph comparing the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the Nasdaq US Benchmark TR Index (Market Index) and the Nasdaq US Benchmark Computer Hardware TR Index (Industry Index). The graph assumes that $100 was invested on December 31, 2020 in our common stock and in each of the two Nasdaq indices, and that, as to such indices, dividends were reinvested. We have not, since our inception, paid any cash dividends on our common stock. Historical stock price performance shown on the graph is not necessarily indicative of future price performance.

	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2025
Insight Enterprises, Inc. Common Stock (NSIT)	$100.00	$140.00	$132.00	$233.00	$200.00	$107.00
Nasdaq US Benchmark TR Index (Market Index)	100.00	126.00	101.00	128.00	159.00	187.00
Nasdaq US Benchmark Computer Hardware TR Index (Industry Index)	100.00	135.00	99.00	148.00	193.00	214.00
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
Overview
Today, every business is a technology business. At Insight, we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity, helping clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 37 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
Full year 2025 financial and operational highlights included the following:
•We reported gross profit of $1.8 billion and record gross margin of 21.4%, primarily driven by margin expansion in North America and EMEA.
•We generated cash flows from operations of $303.8 million.
•We strengthened our capabilities through two strategic acquisitions: Inspire11, enhancing our AI and data expertise, and Sekuro, expanding cybersecurity and digital resilience across APAC.
On a consolidated basis, for the year ended December 31, 2025:
•Net sales of $8.2 billion decreased 5% compared to 2024.
•Gross profit of $1.8 billion was relatively flat compared to 2024.
•Consolidated gross margin expanded approximately 110 basis points to a record 21.4% of net sales in 2025. This increase reflects expansion in margin from services net sales, primarily from growth in other agency transactions and Insight Core services.
•Earnings from operations decreased to $334.9 million in 2025, a decrease of 14% compared to the prior year, which represented 4.1% of net sales.
•Our effective tax rate in 2025 was 30.3%, compared to our effective tax rate of 25.0% in 2024.
•Net earnings and diluted net earnings per share were $157.3 million and $4.86, respectively, in 2025. In 2024, we reported net earnings of $249.7 million and diluted net earnings per share of $6.55.
The results of operations for 2025 include the following items:
•severance and restructuring expenses, net of $37.1 million, $27.6 million net of tax;
•acquisition and integration related expenses of $3.6 million, $3.0 million net of tax; and
•the repurchase of approximately 1.2 million shares of the Company’s common stock for an aggregate cost of $151.1 million.

The results of operations for 2024 include the following items:
•severance and restructuring expenses, net of $31.6 million, $24.2 million net of tax;
•acquisition and integration related expenses of $2.7 million, $2.5 million net of tax; and
•the repurchase of approximately 1.0 million shares of the Company’s common stock for an aggregate cost of $200.0 million.

In discussing financial results for 2025 and 2024, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with GAAP. When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Throughout the “Overview” and “Results of Operations” sections of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we refer to changes in net sales, gross profit,earnings from operations and Adjusted earnings from operations in EMEA and APAC excluding the effects of fluctuating foreign currency exchange rates, which are also considered to be non-GAAP measures. We believe providing this information excluding the effects of fluctuating foreign currency exchange rates provides valuable supplemental information to investors regarding our underlying business and results of operations, consistent with how we, including our management, evaluate our performance. In computing the changes in amounts and percentages, we compare the current period amount as translated into U.S. dollars under the applicable accounting standards to the prior period amount in local currency translated into U.S. dollars utilizing the weighted average translation rate for the current period. The performance measures excluding the effects of fluctuating foreign currency exchange rates should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with GAAP.
Net of tax amounts referenced above were computed using the statutory tax rate for the taxing jurisdictions in the operating segment in which the related expenses were recorded, adjusted for the effects of valuation allowances on net operating losses in certain jurisdictions.
During 2025, we generated $303.8 million of cash from operating activities and primarily utilized cash for strategic acquisitions, to repurchase shares of our common stock, to repay debt, to fund the cash settlement of a portion of warrants (the "Warrants") relating to certain hedge and warrant transactions (the "Call Spread Transactions") entered into in connection with the issuance of our convertible senior notes that matured in 2025 (the "Convertible Notes") and for payment of earnouts and other acquisition related payments. We had net borrowings of $818.8 million under our ABL facility. We ended the year with $358.0 million of cash and cash equivalents and $1,361.3 million of debt outstanding under our long-term debt facilities.
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
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities throughout 2025, consistent with the prior year period. While these interest rates are expected to continue to moderately decrease going forward, we continue to anticipate higher than historical rates in 2026. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. We are also mindful of the potential effects these conditions could have on our clients, partners and prospects as we enter 2026.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
The following table sets forth certain financial data as a percentage of net sales for the years ended December 31, 2025 and 2024:

	2025	2024
Net sales	100.0%	100.0%
Costs of goods sold	78.6	79.7
Gross profit	21.4	20.3
Operating expenses:
Selling and administrative expenses	16.8	15.4
Severance and restructuring expenses and acquisition-related expenses, net	0.5	0.4
Earnings from operations	4.1	4.5
Non-operating expense, net	1.4	0.6
Earnings before income taxes	2.7	3.9
Income tax expense	0.8	1.0
Net earnings	1.9%	2.9%
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to effectively shift our focus and efficiently respond to them. For example, recent changes in incentives for certain cloud-based solutions adversely impacted our results of operations in 2025. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made available and the requirements year over year,” in Part I, Item 1A of this report.
Our results of operations include the results of Infocenter, Inspire11 and Sekuro from their respective acquisition dates.
2025 Compared to 2024
Net Sales. Net sales decreased 5%, or $0.5 billion, in 2025 compared to 2024. Net sales of products (hardware and software) decreased 7%, year to year, while net sales of services increased 2%, year over year, in 2025 compared to 2024. Our net sales by operating segment for 2025 and 2024 were as follows (dollars in thousands):

	2025	2024	% Change
North America	$6,654,537	$7,054,580	(6%)
EMEA	1,355,148	1,414,097	(4%)
APAC	237,495	233,021	2%
Consolidated	$8,247,180	$8,701,698	(5%)

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for North America for 2025 and 2024 were as follows (dollars in thousands):

	North America
Sales Mix	2025	2024	% Change
Hardware	$4,135,116	$4,038,341	2%
Software	1,256,691	1,721,403	(27%)
Services	1,262,730	1,294,836	(2%)
	$6,654,537	$7,054,580	(6%)
Net sales in North America decreased 6%, or $400.0 million, in 2025 compared to 2024. This net decrease reflects decreases in software and services net sales, partially offset by an increase in hardware net sales. Net sales of hardware increased 2%, year over year. Net sales of software and services decreased 27% and 2%, respectively, year to year. The net changes were primarily the result of the following:
•The decrease in software net sales was primarily due to a significant multiyear transaction in the first quarter of 2024 with no comparable transaction in 2025, changes in certain vendor relationships (shifting us from a principal to an agent role), as well as the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in services net sales was primarily due to a decrease in certain fees from cloud solution offerings as a result of partner program changes and a decline in sales of Insight Delivered services from our North America organic business. The decrease in sales of Insight Delivered services from our North America organic business was partially offset by an increase in net sales from Infocenter and Inspire11. Our North America organic business excludes Infocenter, which we acquired on May 1, 2024 and excludes Inspire11, which we acquired on October 1, 2025.
•The increase in hardware net sales was primarily due to higher volume of sales to commercial clients due to higher demand for devices.
Our net sales by offering category for EMEA for 2025 and 2024 were as follows (dollars in thousands):

	EMEA
Sales Mix	2025	2024	% Change
Hardware	$458,802	$501,111	(8%)
Software	552,421	626,372	(12%)
Services	343,925	286,614	20%
	$1,355,148	$1,414,097	(4%)
Net sales in EMEA decreased 4% (decreasing 8% when excluding the effects of fluctuating foreign currency exchange rates), or $58.9 million, in 2025 compared to 2024. This net decrease reflects a decrease in software and hardware net sales, partially offset by an increase in services net sales. Net sales of software and hardware were down 12% and 8%, respectively, year to year, partially offset by an increase in services net sales of 20%, year over year. The changes were primarily the result of the following:
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and public sector clients and the continued migration of on-premise software to cloud solutions, reported net in services net sales.
•The decrease in hardware net sales was primarily due to lower volume of sales to large enterprise, corporate and public sector clients due to lower demand.
•The increase in services net sales was primarily due to increased sales of Insight Delivered services and an increase in other agency net sales, partially offset by a net decrease in fees from cloud solution offerings primarily as a result of partner program changes.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for 2025 and 2024 were as follows (dollars in thousands):

	APAC
Sales Mix	2025	2024	% Change
Hardware	$36,199	$35,448	2%
Software	91,779	92,965	(1%)
Services	109,517	104,608	5%
	$237,495	$233,021	2%
Net sales in APAC increased 2% (increasing 4% when excluding the effects of fluctuating foreign currency exchange rates), or $4.5 million, in 2025 compared to 2024. Net sales of services and hardware increased 5% and 2%, respectively, year over year, partially offset by a decrease in software net sales of 1% year to year. The net changes were primarily the result of the following:
•The increase in services net sales was due to net sales from Sekuro, partially offset by a decrease in services net sales from the APAC organic business combined with net decrease in certain fees from cloud solution offerings primarily as a result of partner program changes. Our APAC organic business excludes Sekuro, which we acquired on October 31, 2025.
•The slight decrease in software net sales was primarily due to the impact of fluctuating foreign currency rates.
•The slight increase in hardware net sales was due to higher volume of sales to large enterprise and commercial clients.
Net sales by category for North America, EMEA and APAC were as follows for 2025 and 2024:

	North America		EMEA		APAC
Sales Mix	2025	2024	2025	2024	2025	2024
Hardware	62%	57%	34%	36%	15%	15%
Software	19%	25%	41%	44%	39%	40%
Services	19%	18%	25%	20%	46%	45%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit was relatively flat, decreasing $4.6 million in 2025 compared to 2024, with gross margin expanding approximately 110 basis points to 21.4% of net sales. Our gross profit and gross profit as a percentage of net sales by operating segment for 2025 and 2024 were as follows (dollars in thousands):

	2025	% of Net Sales	2024	% of Net Sales
North America	$1,366,343	20.5%	$1,401,994	19.9%
EMEA	323,270	23.9%	293,188	20.7%
APAC	71,814	30.2%	70,834	30.4%
Consolidated	$1,761,427	21.4%	$1,766,016	20.3%
North America’s gross profit decreased 3%, or $35.7 million, in 2025 compared to 2024. As a percentage of net sales, gross margin expanded approximately 60 basis points year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin year over year of 45 basis points primarily due to margins from increased cloud solution offerings, despite partner program changes as well as margin contributed by increased sales of Insight Delivered services from Infocenter and Inspire11.
•A net increase in product margin of 20 basis points year over year. This increase was primarily due to the decrease in software net sales that typically transact at lower margins than hardware.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA’s gross profit increased 10% (increasing 6% when excluding the effects of fluctuating foreign currency exchange rates), or $30.1 million, in 2025 compared to 2024. As a percentage of net sales, gross margin expanded 320 basis points to 23.9%. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin year over year of 424 basis points primarily due to higher margins from increased sales of other agency net sales and Insight Delivered services, partially offset by a net decrease in fees from cloud solution offerings primarily as a result of partner program changes. We acted as a paid pass-through agent in transactions for certain clients and their vendors that expanded into the Middle East beginning in 2025. These transactions are reported net in services net sales as other agency transactions in our consolidated statement of operations.
•A net decrease in product margin of 112 basis points year to year. This decrease was primarily due to lower margins on both hardware and software compared to the prior year.
APAC’s gross profit increased 1% (increasing 3% when excluding the effects of fluctuating foreign currency exchange rates), or $1.0 million, in 2025 compared to 2024. As a percentage of net sales, gross margin decreased by approximately 20 basis points year to year. The contracted gross margin for APAC in 2025 compared to 2024 was due to a decrease in services margins from the APAC organic business, partially offset by services margin contributed from Sekuro.
Our overall gross margins expanded in 2025 compared to 2024, as expected. We believe this trend could continue into future periods as we focus on selling solutions and increasing our services net sales.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses increased $42.7 million in 2025 compared to 2024. Selling and administrative expenses also increased approximately 140 basis points as a percentage of net sales in 2025 compared to 2024. The overall net increase in expenses reflects a net increase of $51.9 million in other expenses and an increase of $8.6 million in depreciation and amortization expenses, partially offset by a decrease of $9.1 million in personnel costs, including teammate benefits, a decrease of $4.0 million in professional fees and a decrease of $3.3 million in facility expenses.
The net increase in other expenses primarily reflects a net loss on revaluation of earnout liabilities in 2025 of approximately $25.3 million compared to a net gain on revaluation of earnout liabilities of approximately $7.8 million in the prior year. We incurred an impairment loss of approximately $12.6 million on a real estate asset that was reclassified to held for sale in April 2025 with no comparable activity in the prior year.
We also incurred transformation costs in 2025 of $13.1 million compared to $18.4 million in 2024. These transformation costs are unique in nature and are not expected to recur in the longer term. There was a net increase in fees for service agreements of approximately $6.8 million compared to the prior year period. In 2025 we recovered approximately $0.2 million in costs we previously incurred related to a third-party data center service outage that occurred in July 2023 compared to net recoveries in 2024 of approximately $2.1 million in excess of such costs previously incurred. On July 29, 2023, a third-party data center that hosts network environments for certain Insight managed services clients, experienced a security incident that resulted in a service outage at the data center. The incident did not impact any of Insight's information systems, credentials, or data. To support our clients that were impacted, the Company paid for certain equipment and services required to resolve the outage.
The increase in depreciation and amortization expenses reflects higher amortization of intangible assets associated with the Infocenter, Inspire11 and Sekuro acquisitions. The decrease in personnel costs primarily reflects reductions in teammate headcount throughout 2025 compared to 2024, excluding the acquisitions in the fourth quarter of 2025, as well as a reduction in variable compensation related to performance, partially offset by increases from the acquisitions of Inspire11 and Sekuro. The decrease in professional fees primarily reflects reductions in activity and consulting projects, year over year. The decrease in facility expenses is primarily due to the reduction in leased offices in 2025 compared to 2024.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses, Net. During 2025, we recorded severance and restructuring expenses, net of adjustments, totaling $37.1 million compared to $31.6 million in 2024. The increase was primarily due to strategic changes in our North America operating segment business resulting in the realignment of certain roles and responsibilities and reductions in workforce. Total severance and restructuring expenses of $34.0 million incurred in 2024 were partially offset by net gains on the sale of properties due to restructuring of $2.4 million.
Acquisition and Integration-related Expenses. During 2025, we incurred $3.6 million in direct third-party costs primarily related to the acquisition of Inspire11 and Sekuro. During 2024, we incurred $2.7 million in direct third-party costs primarily related to the acquisition of Infocenter. See Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our acquisitions. As we execute our acquisition strategy, we expect to incur additional acquisition and integration related expenses.
Earnings from Operations. Earnings from operations decreased 14%, or $53.7 million, year to year, in 2025 compared to 2024. Our earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for 2025 and 2024 (dollars in thousands):

	2025	% of Net Sales	2024	% of Net Sales
North America	$282,272	4.2%	$319,068	4.5%
EMEA	30,970	2.3%	46,218	3.3%
APAC	21,681	9.1%	23,298	10.0%
Consolidated	$334,923	4.1%	$388,584	4.5%
North America’s earnings from operations decreased 12%, or $36.8 million, year to year, in 2025 compared to 2024. As a percentage of net sales, earnings from operations decreased by approximately 30 basis points to 4.2%. The decrease in earnings from operations was primarily driven by the decrease in gross profit.
EMEA’s earnings from operations decreased 33% (decreasing 35% when excluding the effects of fluctuating foreign currency exchange rates), or $15.2 million, year to year, in 2025 compared to 2024. As a percentage of net sales, earnings from operations decreased by approximately 100 basis points to 2.3%. The decrease in earnings from operations was primarily driven by increases in selling and administrative expenses and severance and restructuring expenses, partially offset by an increase in gross profit.
APAC’s earnings from operations decreased 7% (decreasing 5% when excluding the effects of fluctuating foreign currency exchange rates), or $1.6 million, year to year, in 2025 compared to 2024. As a percentage of net sales, earnings from operations decreased by approximately 90 basis points to 9.1%. The decrease in earnings from operations reflects increases in selling and administrative expenses and acquisition and integration related expenses.
Adjusted Earnings from Operations. Adjusted earnings from operations was relatively flat, increasing $1.6 million, year over year, in 2025 compared to 2024. Our Adjusted earnings from operations and Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for 2025 and 2024 (dollars in thousands):

	2025	% of Net Sales	2024	% of Net Sales
North America	$418,584	6.3%	$421,977	6.0%
EMEA	61,614	4.5%	55,936	4.0%
APAC	23,790	10.0%	24,459	10.5%
Consolidated	$503,988	6.1%	$502,372	5.8%
North America’s Adjusted earnings from operations decreased 1%, or $3.4 million, year to year, in 2025 compared to 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
30 basis points to 6.3%. The decrease in Adjusted earnings from operations was primarily driven by a decrease in gross profit, partially offset by a decrease in selling and administrative expenses.
EMEA’s Adjusted earnings from operations increased 10% (increasing 7% when excluding the effects of fluctuating foreign currency exchange rates), or $5.7 million, year over year, in 2025 compared to 2024. As a percentage of net sales, Adjusted earnings from operations increased by approximately 50 basis points to 4.5%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by a decrease in selling and administrative expenses.
APAC’s Adjusted earnings from operations decreased 3% (decreasing 1% when excluding the effects of fluctuating foreign currency exchange rates), or $0.7 million, year to year, in 2025 compared to 2024. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 50 basis points to 10.0%. The decrease in Adjusted earnings from operations reflects an increase in selling and administrative expenses, partially offset by an increase in gross profit.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense net increased 46%, or $26.8 million, in 2025 compared to 2024. This was primarily due to higher loan balances under our ABL facility, primarily resulting from the cash settlement of the Convertible Notes and a portion of the Warrants in 2025, the issuance of the Senior Notes in May 2024, lower interest income earned and increased imputed interest under our inventory financing facilities in 2025. This was partially offset by lower ABL interest rates in 2025 compared to 2024. For a description of our various financing facilities, see Notes 7 and 8 to our Consolidated Financial Statements in Part II, Item 8 of this report.
Other Income (Expense), Net. Other income (expense), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in 2025 in connection with the cash settlement of a portion of the Warrants, with no comparable activity in 2024. Foreign currency exchange gains and losses result from foreign currency transactions, including foreign currency derivative contracts and intercompany balances that are not considered long-term in nature. The changes in net foreign currency exchange gains/losses are due primarily to the underlying changes in the applicable exchange rates, partially mitigated by our use of foreign exchange forward contracts to offset the effects of fluctuations in foreign currencies on certain of our non-functional currency assets and liabilities.

Income Tax Expense. Our effective tax rate for 2025 was 30.3% compared to 25.0% in 2024. The increase in the tax rate in 2025 as compared to 2024 was primarily due to the non-deductibility of net losses related to both the fair value adjustments associated with the warrant settlement liabilities and the revaluation of earnout liabilities. These increases were partially offset by research and other tax credits.

The effective tax rate in 2025 was higher than the federal statutory rate of 21.0% primarily due to state income taxes, higher taxes on earnings in foreign jurisdictions and the non-deductibility of net losses related to both the fair value adjustments associated with the warrant settlement liabilities and the revaluation of earnout liabilities. These increases were partially offset by research and transferable energy tax credits. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of income tax expense.

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

2025 Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$282,272	$30,970	$21,681	$334,923
Amortization of intangible assets	69,124	7,255	389	76,768
Change in fair value of earnout liabilities, net	19,901	5,402	—	25,303
Transformation costs	7,142	5,941	—	13,083
Impairment loss on a long lived real estate asset held for sale	12,588	—	—	12,588
Severance and restructuring expenses, net	24,538	12,046	547	37,131
Acquisition and integration related expenses	2,394	—	1,173	3,567
Other(a)	625	—	—	625
Adjusted non-GAAP earnings from operations	$418,584	$61,614	$23,790	$503,988

GAAP EFO as a percentage of net sales	4.2%	2.3%	9.1%	4.1%
Adjusted non-GAAP EFO as a percentage of net sales	6.3%	4.5%	10.0%	6.1%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

2024 Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$319,068	$46,218	$23,298	$388,584
Amortization of intangible assets	62,377	6,912	292	69,581
Gain on revaluation of earnout liabilities	(1,419)	(6,430)	—	(7,849)
Transformation costs	18,355	—	—	18,355
Impairment loss on a long lived real estate asset held for sale	—	—	—	—
Severance and restructuring expenses, net	23,042	7,975	588	31,605
Acquisition and integration related expenses	1,700	695	281	2,676
Other(b)	(1,146)	566	—	(580)
Adjusted non-GAAP earnings from operations	$421,977	$55,936	$24,459	$502,372

GAAP EFO as a percentage of net sales	4.5%	3.3%	10.0%	4.5%
Adjusted non-GAAP EFO as a percentage of net sales	6.0%	4.0%	10.5%	5.8%

(a)	In North America, other includes data center service outage recoveries of $0.2 million for the year ended December 31, 2025
(b)	In North America, other includes data center service outage recoveries of $2.1 million for the year ended December 31, 2024
2024 Compared to 2023
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 14, 2025.

Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for 2025 and 2024 (in thousands):

	2025	2024
Net cash provided by operating activities	$303,827	$632,845
Net cash used in investing activities	(309,803)	(303,278)
Net cash provided by (used in) financing activities	82,292	(321,271)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	22,993	(17,614)
Increase (decrease) in cash, cash equivalents and restricted cash	99,309	(9,318)
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785
Cash, cash equivalents and restricted cash at end of period	$360,776	$261,467

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Cash and Cash Flow
•Our primary uses of cash during 2025 were to repay the remaining principal balance upon maturity of the Convertible Notes, to fund strategic acquisitions, to fund the cash settlement of a portion of the Warrants, and to repurchase shares of our common stock.
•Operating activities generated $303.8 million in cash in 2025, compared to $632.8 million in 2024.
•We received proceeds from the sale of assets of $13.8 million in 2024 with no comparable activity in 2025.
•We had net borrowings under our inventory financing facilities of $6.4 million in 2025 compared to net repayments of $13.6 million in 2024.
•Net borrowings under our ABL facility were $818.8 million in 2025. Net repayments under our ABL facility were $554.1 million in 2024.
•We repaid approximately $333.1 million of the remaining principal balance upon maturity of the Convertible Notes in 2025.
•Capital expenditures were $24.5 million in 2025 compared to $46.8 million in 2024.
•During 2025, we repurchased an aggregate of $151.1 million of our common stock compared to an aggregate of $200.0 million repurchased during 2024.
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
•Cash flow provided by operating activities in 2025 was $303.8 million, compared to $632.8 million in 2024. The decrease in cash flow from operating activities was partially driven by a slight increase in hardware net sales.
•The decrease in cash provided by operating activities period over period is primarily due to lower net earnings combined with the impact of higher hardware net sales compared to 2024. In 2024, our cash provided by operations was also more positively impacted by the timing of receipts compared to partner payments.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $4.0 billion and $2.2 billion in the fourth quarter of 2025 and 2024, respectively.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in 2026 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, to repurchase shares of our common stock and for strategic acquisitions.
Net cash used in investing activities.
•We paid $203.8 million, net of cash and cash equivalents acquired of $1.4 million, to acquire Inspire11 on October 1, 2025. Additionally, on November 3, 2025, we paid $81.5 million, net of cash, cash equivalents and restricted cash acquired of $3.8 million, to acquire Sekuro in our APAC segment.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•We paid $265.0 million net of cash and cash equivalents acquired of $5.1 million, to acquire Infocenter on May 1, 2024. Additionally, we paid $5.2 million, net of cash and cash equivalents acquired, for NWT in our EMEA segment, on July 1, 2024.
•We received proceeds from the sale of assets, including properties held for sale, of $13.8 million in 2024 with no comparable activity in 2025.
•Capital expenditures were $24.5 million and $46.8 million in 2025 and 2024, respectively. The majority of the capital expenditures in 2025 were used to fund leasehold improvements and for technology related projects.
•We expect total capital expenditures in 2026 to be in the range of $20.0 to $30.0 million.
Net cash used in financing activities.
•In May 2024, we issued $500.0 million aggregate principal amount of Senior Notes, which we used to pay down a portion of our borrowings under our ABL facility.
•During 2025, we had net borrowings on our long-term debt under our ABL facility of $818.8 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes, to fund strategic acquisitions, to settle a portion of the Warrants and to repurchase shares of our common stock.
•During 2024, we had net repayments on our long-term debt under our ABL facility of $554.1 million.
•We had net borrowing under our inventory financing facilities of $6.4 million in 2025 and net repayments of $13.6 million in 2024.
•In 2025, we repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes.
•In 2024, we repaid approximately $16.9 million principal upon conversion of a portion of the Convertible Notes.
•In 2025, we paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in cash.
•In 2025, we made earnout and acquisition related payments of $20.2 million primarily associated with our acquisition of Infocenter.
•In 2024, we made earnout and acquisition related payments of $20.3 million associated with our acquisitions of Amdaris and Hanu.
•In 2025, we repurchased $151.1 million of our common stock, compared to $200.0 million repurchased during 2024.

2024 Compared to 2023
For a comparison of our cash flows for the fiscal years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 14, 2025.
Financing Facilities
•Our debt balance as of December 31, 2025 was $1.4 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of December 31, 2025, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At December 31, 2025, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of December 31, 2025, eligible accounts receivable and inventory were sufficient to permit access to the full $2.0 billion under the ABL facility of which $868.2 million was outstanding.

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
Cash Requirements From Contractual Obligations
At December 31, 2025, our contractual obligations for continuing operations primarily consist of:
•$225.0 million under our inventory financing facilities due in 2026;
•$91.0 million under operating leases, the majority of which are due from 2026 through 2029;
•remaining contingent consideration (earnout payment) associated with our acquisition of SADA, up to a maximum of $120.0 million, payable upon certain defined contingencies being met for 2026 that would be paid in 2027;
•contingent consideration (earnout payment) associated with our acquisition of Amdaris of approximately $6.8 million for 2025, that will be paid in 2026;
•contingent consideration (earnout payment) associated with our acquisition of Infocenter, up to a maximum of $53.1 million, payable upon certain defined contingencies being met for the 12-month period ended April 30, 2026 that would be paid in 2026;
•contingent consideration (earnout payments) associated with our acquisition of Inspire11, up to a maximum of $66.0 million, payable upon certain defined contingencies being met for the12-month periods ended September 30, 2026 and September 30, 2027 that would be paid in 2026 and 2027, respectively;
•contingent consideration (earnout payments) associated with our acquisition of Sekuro, up to a maximum of AUD 122.5 million, payable upon certain defined contingencies being met for the 12-month periods ended October 31, 2026 and October 31, 2027 that would be paid in 2026 and 2027, respectively;
•a purchase commitment related to cloud services of $59.0 million that must be met by September 2029;
•a purchase commitment related to a service contract of $13.1 million that was paid in January 2026;
•$868.2 million outstanding under our ABL facility maturing in 2030; and
•$493.1 million outstanding under our Senior Notes maturing in 2032.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of December 31, 2025, we had approximately $306.6 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, Australia, the Netherlands and New Zealand. Certain of these cash balances will be remitted to the United States by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Acquisitions
Our strategy includes the possible acquisition of, or investments in, other businesses to expand or complement our operations or to add certain services capabilities. The magnitude, timing and nature of any future acquisitions or investments will depend on a number of factors, including the availability of suitable candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Financing for future transactions would result in the utilization of cash, incurrence of additional debt,

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
issuance of stock or some combination of the three. See Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our acquisitions of Inspire11 and Sekuro in October of 2025 and Infocenter in May 2024.
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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate impairment of goodwill during the past three fiscal years. Our assessments in the past three fiscal years have been qualitative assessments and no quantitative assessments have been deemed necessary. Additionally, during each of the years ended December 31, 2025, 2024 and 2023 we analyzed each of our reporting units and determined that no impairment charge was necessary.

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
Effect if Actual Results Differ from Assumptions
We have not made any material changes in the methodology or key assumptions used to evaluate the fair value of assets acquired and liabilities assumed during the past three fiscal years. While management believes the expectations and assumptions used in valuing assets acquired and liabilities assumed are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could then result in subsequent impairment. Any such impairment charges could have a material effect on our results of operations. We completed two business combinations in fiscal 2025, including an acquisition in APAC, two business combinations in fiscal 2024 and two business combinations in fiscal 2023, including an acquisition in EMEA. We have not made any material adjustments to our financial statements as a result of business combination key assumptions not being consistent with our estimates in the past three fiscal years.
See Notes 1 and 21 to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of our accounting policies related to acquisition accounting and recent acquisitions.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information contained in Notes 12 and 13 to the Consolidated Financial Statements in Part II, Item 8 of this report concerning a description of market risk management, including interest rate risk and foreign currency exchange risk, is incorporated by reference herein.

INSIGHT ENTERPRISES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Insight Enterprises, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Insight Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Insight Enterprises, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Insight Enterprises, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Phoenix, Arizona
February 12, 2026

INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$358,020	$259,234
Accounts receivable, net	5,516,984	4,172,104
Inventories	160,648	122,581
Contract assets, net	65,745	81,980
Other current assets	260,990	208,723
Total current assets	6,362,387	4,844,622
Long-term contract assets, net	53,176	86,953
Property and equipment, net	188,449	215,678
Goodwill	1,169,734	893,516
Intangible assets, net	426,237	426,493
Long-term accounts receivable	763,923	845,943
Other assets	123,466	135,373
	$9,087,372	$7,448,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$4,263,796	$3,059,667
Accounts payable—inventory financing facilities	225,035	217,604
Accrued expenses and other current liabilities	615,464	512,052
Current portion of long-term debt	8	332,879
Total current liabilities	5,104,303	4,122,202
Long-term debt	1,361,327	531,233
Deferred income taxes	70,715	64,459
Long-term accounts payable	715,494	799,546
Other liabilities	186,659	160,527
	7,438,498	5,677,967
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 30,996 and 31,778 shares issued and outstanding in 2025 and 2024, respectively	310	318
Additional paid-in capital	164,560	342,893
Retained earnings	1,520,404	1,508,558
Accumulated other comprehensive loss – foreign currency translation adjustments	(36,400)	(81,158)
Total stockholders’ equity	1,648,874	1,770,611
	$9,087,372	$7,448,578
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales:
Products	$6,531,008	$7,015,640	$7,631,388
Services	1,716,172	1,686,058	1,544,452
Total net sales	8,247,180	8,701,698	9,175,840
Costs of goods sold:
Products	5,816,323	6,259,815	6,859,178
Services	669,430	675,867	647,137
Total costs of goods sold	6,485,753	6,935,682	7,506,315
Gross profit:
Products	714,685	755,825	772,210
Services	1,046,742	1,010,191	897,315
Gross profit	1,761,427	1,766,016	1,669,525
Operating expenses:
Selling and administrative expenses	1,385,806	1,343,151	1,236,243
Severance and restructuring expenses, net	37,131	31,605	6,091
Acquisition and integration related expenses	3,567	2,676	7,396
Earnings from operations	334,923	388,584	419,795
Non-operating expense (income):
Interest expense, net	84,846	58,036	41,124
Other (income) expense, net	24,258	(2,365)	817
Earnings before income taxes	225,819	332,913	377,854
Income tax expense	68,472	83,222	96,545
Net earnings	$157,347	$249,691	$281,309
Net earnings per share:
Basic	$5.00	$7.73	$8.53
Diluted	$4.86	$6.55	$7.55
Shares used in per share calculations:
Basic	31,494	32,286	32,991
Diluted	32,347	38,136	37,241

See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net earnings	$157,347	$249,691	$281,309
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	44,758	(39,546)	17,190
Total comprehensive income	$202,105	$210,145	$298,499
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	167	2	—	—	(12,798)			(12,796)
Stock-based compensation expense	—	—	—	—	33,738	—	—	33,738
Employee stock purchase plan issuances	37	—	—	—	4,490	—	—	4,490
Shares issued upon conversion of Convertible Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of Convertible Notes	(2,833)	(28)	—	—	28	—	—	—
Settlement upon exercise of Warrants	215	2	—	—	(196,912)			(196,910)
Excise tax on stock repurchases	—	—	—	—	(1,246)	—	—	(1,246)
Repurchase of treasury stock	—	—	(1,201)	(151,118)	—	—	—	(151,118)
Retirement of treasury stock	(1,201)	(12)	1,201	151,118	(5,605)	—	(145,501)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	44,758	—	44,758
Net earnings	—	$—	—	$—	$—	$—	$157,347	$157,347
Balances at December 31, 2025	30,996	$310	—	$—	$164,560	$(36,400)	$1,520,404	$1,648,874
Balances at December 31, 2023	32,590	326	—	—	328,607	(41,612)	1,448,412	1,735,733
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	184	2	—	—	(12,040)			(12,038)
Stock-based compensation expense	—	—	—	—	33,971	—	—	33,971
Employee stock purchase plan issuances	27	—	—	—	4,477	—	—	4,477
Shares issued upon conversion of Notes	141	1	—	—	(1)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(141)	(1)	—	—	1	—	—	—
Settlement upon early exercise of Warrants	—	—	—	—	—	—	—	—
Excise tax on stock repurchases	—	—	—	—	(1,657)	—	—	(1,657)
Balances at Repurchase of treasury stock	—	$—	(1,023)	(200,020)	—	—	—	(200,020)
Balances at Retirement of treasury stock	(1,023)	$(10)	1,023	$200,020	$(10,465)	$—	$(189,545)	$—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(39,546)	—	(39,546)
Net earnings	—	—	—	—	—	—	249,691	249,691
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2022	34,009	$340	—	$—	$327,872	$(58,802)	$1,368,658	$1,638,068
Cumulative effect of accounting change	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	215	2	—	—	(10,797)	—	—	(10,795)
Stock-based compensation expense	—	—	—	—	28,951	—	—	28,951
Excise tax on stock repurchases	—	—	—	—	(1,882)	—	—	(1,882)
Repurchase of treasury stock	—	—	(1,634)	(217,108)	—	—	—	(217,108)
Retirement of treasury stock	(1,634)	(16)	1,634	217,108	(15,537)	—	(201,555)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	17,190	—	17,190
Net earnings	—	—	—	—	—	—	281,309	281,309
Balances at December 31, 2023	32,590	$326	—	$—	$328,607	$(41,612)	$1,448,412	$1,735,733
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$157,347	$249,691	$281,309
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106,320	98,137	62,476
Provision for losses on accounts receivable	12,927	10,038	5,062
Non-cash stock-based compensation	33,738	33,971	28,951
Deferred income taxes	1,890	8,296	(13,080)
Amortization of debt issuance costs	4,423	5,591	4,870
Net loss on revaluation of warrant settlement liabilities	25,069	—	—
Net change on revaluation of earnout liabilities	25,329	(7,848)	—
Earnout payments in excess of acquisition date fair value	(25,451)	—	—
Impairment loss on long lived real estate assets	12,588	—	—
Other adjustments	2,038	1,054	234
Changes in assets and liabilities:
Increase in accounts receivable	(1,159,735)	(656,092)	(11,892)
(Increase) decrease in inventories	(37,396)	54,439	75,729
Decrease (increase) in contract assets	48,884	58,433	(13,840)
Decrease (increase) in long-term accounts receivable	108,956	(454,887)	(126,850)
Decrease in other assets	3,412	16,199	34,061
Increase in accounts payable	1,047,396	825,555	216,229
(Decrease) increase in long-term accounts payable	(107,533)	441,881	111,790
Increase (decrease) in accrued expenses and other liabilities	43,625	(51,613)	(35,518)
Net cash provided by operating activities:	303,827	632,845	619,531
Cash flows from investing activities:
Proceeds from sale of assets	—	13,751	15,515
Purchases of property and equipment	(24,520)	(46,782)	(39,252)
Acquisitions, net of cash and cash equivalents acquired	(285,283)	(270,247)	(481,464)
Net cash used in investing activities:	(309,803)	(303,278)	(505,201)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	6,021,615	4,622,416	4,587,596
Repayments on ABL revolving credit facility	(5,202,845)	(5,176,546)	(4,288,036)
Warrants settlement	(221,978)	—	—
Repayment of principal on the Convertible Notes	(333,091)	(16,895)	—
Net borrowings (repayments) under inventory financing facilities	6,374	(13,577)	(70,408)
Proceeds from issuance of senior unsecured notes	—	500,000	—
Payment of debt issuance costs	(6,487)	(8,652)	—
Repurchases of common stock	(151,118)	(200,020)	(217,108)
Earnout and acquisition related payments	(20,204)	(20,286)	(15,615)
Other payments	(9,974)	(7,711)	(13,141)
Net cash provided by (used in) financing activities:	82,292	(321,271)	(16,712)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	22,993	(17,614)	7,449
Increase (decrease) in cash, cash equivalents and restricted cash	99,309	(9,318)	105,067
Cash, cash equivalents and restricted cash at beginning of period	261,467	270,785	165,718
Cash, cash equivalents and restricted cash at end of period	$360,776	$261,467	$270,785
See accompanying notes to consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Operations and Summary of Significant Accounting Policies
Description of Business
At Insight we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity helping our clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 37 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
Acquisitions
Effective October 31, 2025, we acquired 100 percent of the issued and outstanding shares of Sekuro Limited (“Sekuro”) for a preliminary cash purchase price of approximately $79,522,000, net of cash, cash equivalents and restricted cash acquired of $3,822,000 and excluding the estimated fair value of earn outs, reported in other liabilities, of up to AUD122,500,000.
Effective October 1, 2025, we acquired 100 percent of the issued and outstanding equity of Inspire11 LLC (“Inspire11”) for a preliminary cash purchase price of approximately $209,689,000, net of cash and cash equivalents acquired of $1,413,000 and excluding the estimated fair value of earn outs, reported in other liabilities, of up to $66,000,000.
Effective May 1, 2024, we acquired 100 percent of the issued and outstanding shares of Infocenter.io Corporation ("Infocenter") for a cash purchase price of $265,000,000, net of cash and cash equivalents acquired of $5,103,000, and excluding the estimated fair value of earn outs, reported in other liabilities, of up to $106,250,000.
Our results of operations include the results of Inspire11, Sekuro and Infocenter from their respective acquisition dates. (See Note 21 for a discussion of our acquisitions).
Principles of Consolidation and Presentation
The consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Included in our accounts receivable, net balance at December 31, 2025 and 2024 is $28,201,000 and $18,010,000, respectively, of accounts receivable from an unconsolidated affiliate. References to “the Company,” “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.
Acquisition Accounting
The Company accounts for all business combinations using the acquisition method of accounting, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A portion of the software licenses we sell are perpetual software licenses and do not require renewal or extension after their initial purchase by the client. Such perpetual licenses are periodically subject to true-up, whereby additional perpetual licenses are sold under the client’s pre-existing master agreement. Such true-ups are generally sold in arrears, and clients are invoiced for the additional licenses they had already been utilizing. Since the client already possessed copies of the licensed software prior to the true-up, software revenue related to the underlying additional licenses is recognized when we agree to the true-up with our client and the partner.
Security Software
For sales transactions for certain security software products that are sold with integral third-party delivered software maintenance, we record the software license on a net basis, as the agent in the arrangement. We report all fees earned from these activities net within our services net sales category in our consolidated statements of operations.
Services Offerings
Software Maintenance
Software maintenance agreements provide our clients with the right to obtain any software upgrades, bug fixes and help desk and other support services directly from the software publisher at no additional charge during the term of the software maintenance agreements. We act as the software publisher’s agent in selling these software maintenance agreements and do not assume any performance obligation to the client under the agreements. As a result, we are the agent in these transactions and these sales are recorded on a net sales recognition basis. Under net sales recognition, the cost of the software maintenance agreement is recorded as a reduction to sales, resulting in net sales equal to the gross profit on the transaction, and there are no costs of goods sold. Because we are acting as the software publisher’s agent, revenue is recognized when the parties agree to the initial purchase, renewal or extension as our agency services are then complete. We report all fees earned from these activities net within our services net sales category in our consolidated statements of operations.
Vendor Direct Support Services Contracts
Clients may purchase a vendor direct support services contract through us. Under these contracts, our clients call the manufacturer/publisher or its designated service organization directly for both the initial technical triage and any follow-up assistance. We act as the manufacturer/publisher’s agent in selling these support service contracts and do not assume any performance obligation to the client under the arrangements. As a result, these sales are recorded on a net sales recognition basis similar to software maintenance agreements, as discussed above. Because we are acting as the agent, revenue is recognized when the parties agree to the purchase of the support services contract as our agency services are then complete. We report all fees earned from these activities net within our services net sales category in our consolidated statements of operations.
Cloud / Software-as-a-Service Offerings
Cloud or software-as-a-service (“SaaS”) subscription products provide our clients with access to software products hosted in the public cloud without the client taking possession of the software. We act as the agent in selling these software-as-a service subscription products. We do not take control of the software products or assume any performance obligations to the clients related to the provisioning of the offerings in the cloud. As a result, these sales are recorded on a net sales recognition basis. We report all fees earned from activities recognized net within our services net sales category in our consolidated statements of operations. Because we are acting as the agent in the transaction, revenue is recognized when the parties agree to the purchase of the cloud or SaaS offerings as our agency services are then complete. Often, these agency fees are based on end-client usage and therefore are variable throughout the term of the service contract. Where this variable consideration is uncertain, we recognize our agency revenue to the extent that a significant reversal will not occur. We report all fees earned from these activities net within our services net sales category in our consolidated statements of operations.

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
On our consolidated balance sheet, a portion of our contract liabilities balance relates to OneCall support services agreements for which clients have paid or have been invoiced but for which we have not yet recognized the applicable services revenue. We also defer incremental direct costs to fulfill our service contracts that we prepay to third parties for direct support of our fulfillment of the service contract to our clients under our contract terms and amortize them into operations over the term of the contracts.
Third-party Sub-Contractor Services
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Third-party Services
For certain third-party service contracts in which we do not control the services prior to transferring to our clients because we are not responsible for fulfillment of the services, we have concluded that we are an agent in the transaction and record revenue on a net sales recognition basis. We report all fees earned from these activities net within our services net sales category in our consolidated statements of operations.
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
Partner Funding
We receive payments and credits from partners, including consideration pursuant to volume sales incentive programs, volume purchase incentive programs and shared marketing expense programs. Partner funding received pursuant to volume sales incentive programs is recognized as it is earned as a reduction to costs of goods sold. Partner funding received pursuant to volume purchase incentive programs is allocated as a reduction to inventories based on the applicable incentives earned from each partner and is recorded in cost of goods sold as the related inventory is sold. Partner funding received pursuant to shared marketing expense programs is recorded as it is earned as a reduction of the related selling and administrative expenses in the period the program takes place if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of costs of goods sold. Partner funding received pursuant to certain services delivered is recorded as services net sales. The amount of partner funding recorded as a reduction of selling and administrative expenses in our statements of operations totaled $113,371,000, $127,059,000 and $122,638,000 in 2025, 2024 and 2023, respectively.
Concentrations of Risk
Credit Risk
Although we are affected by the international economic climate, management does not believe material credit risk concentration existed at December 31, 2025. We monitor our clients’ financial condition and do not require collateral. No single client accounted for more than 10% of our consolidated net sales in 2025.
Partner Risk
Purchases from Microsoft and TD Synnex accounted for approximately 32% and 12%, respectively, of our aggregate purchases in 2025. No other partner accounted for more than 10% of purchases in 2025. Our top five partners as a group for 2025 were Microsoft, TD Synnex (a distributor), Google, Cisco Systems, and Ingram Micro (a distributor), and approximately 63% of our total purchases during 2025 came from this group of partners. Although brand names and individual products are important to our business, we believe that competitive sources of supply are available in substantially all of our product categories such that, with the exception of Microsoft, we are not dependent on any single partner for sourcing products.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs
Advertising costs are expensed as they are incurred. Advertising expense of approximately $71,409,000, $76,167,000 and $81,959,000 was recorded in 2025, 2024 and 2023, respectively. These amounts were predominantly offset by partner funding earned pursuant to shared marketing expense programs recorded as a reduction of selling and administrative expenses, as discussed in “Partner Funding” above.
Stock-Based Compensation
Stock-based compensation is measured based on the fair value of the award on the date of grant and the corresponding expense is recognized over the period during which an employee is required to provide service in exchange for the reward. Stock-based compensation expense is included within selling and administrative expenses in our consolidated statements of operations as other payroll-related expenses specific to the employee. Compensation expense related to service-based restricted stock units (“RSUs”) is recognized on a straight-line basis over the requisite service period for the entire award. Compensation expense related to performance-based RSUs is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards (i.e., a graded vesting basis). Forfeitures are recognized as they occur.
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
Derivative Financial Instruments
We enter into forward foreign exchange contracts to mitigate the risk of non-functional currency monetary assets and liabilities on our consolidated financial statements. These forward contracts are not designated as hedge instruments. The fair value of the related derivative assets and liabilities are recorded gross in other current assets and accrued expenses and other current liabilities in our consolidated balance sheets. Gains/losses are recorded net in non-operating (income) expense in our consolidated statements of operations.
We also enter into forward contracts to hedge a portion of the Company's net investment in foreign currency denominated operations. These forward contracts are designated as net investment hedges. The fair value of the related derivative assets and liabilities are recorded gross in other current assets and accrued expenses and other current liabilities in our consolidated balance sheets. Gains/losses are recorded net in foreign currency translation adjustments in our consolidated statements of comprehensive income. The Company classifies cash flows related to the settlement of its net investment hedges as investing activities in our consolidated statements of cash flows.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Net Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each year. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding RSUs and certain shares underlying our previously outstanding 0.75% Convertible Senior Notes due 2025 (the "Convertible Notes") and the warrants (the "Warrants") relating to the Call Spread Transactions (as defined in Note 8), as applicable.
A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net earnings	$157,347	$249,691	$281,309
Denominator:
Weighted-average shares used to compute basic EPS	31,494	32,286	32,991
Dilutive potential common shares due to:
Dilutive RSUs, net of tax effect	85	297	288
Convertible Senior Notes	433	3,205	2,619
Warrants	335	2,348	1,343
Weighted-average shares used to compute diluted EPS	32,347	38,136	37,241
Net earnings per share:
Basic	$5.00	$7.73	$8.53
Diluted	$4.86	$6.55	$7.55
For the years ended December 31, 2025, 2024 and 2023, approximately 183,000, 9,000 and 54,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future. For the year ended December 31,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2023, certain potential outstanding shares underlying the Warrants were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive.
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
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standard Update ASU No. 2023-09, "Income Taxes (Topic 740)". The standard requires reporting entities to provide disaggregated information on their effective tax rate reconciliation and income taxes paid. The standard is intended to aid business leaders and investors to make more informed investment decisions. The guidance is effective for annual periods beginning after December 15, 2024 and can be applied prospectively, with an option for retrospective application, and early adoption is allowed. The Company adopted this standard for the year ended December 31, 2025. The adoption of this standard did not have a material effect on the Company's consolidated financial statements or disclosures.
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
(2)    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities balances as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Current receivables, which are included in “Accounts receivable, net”	$5,516,984	$4,172,104
Contract assets, net	$65,745	$81,980
Long-term accounts receivable, net	$763,923	$845,943
Long-term contract assets, net	$53,176	$86,953
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	$152,910	$109,615

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Significant changes in the gross contract assets balances during the years ended December 31, 2025 and 2024 are as follows (in thousands):

Contract Assets
Balances at December 31, 2023	$272,287
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(85,619)
Contract assets recognized, net of reclassification to receivables	18,182
Measurement period adjustments to acquired contract assets	(26,412)
Balances at December 31, 2024	$178,438
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(75,292)
Contract assets recognized, net of reclassification to receivables	23,082
Balances at December 31, 2025	$126,228
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of December 31, 2025, contract assets, net of allowances, were $118,921,000.
Gross contract assets by our internal risk ratings as of December 31, 2025 are summarized as follows (in thousands):

Contract Assets
Low risk	$39,439
Moderate risk	54,790
High risk	31,999
Total contract assets	$126,228
Significant changes in the liabilities balances during the years ended December 31, 2025 and 2024 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2023	$107,217
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(75,857)
Cash received in advance and not recognized as revenue	78,255
Balances at December 31, 2024	$109,615
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(80,189)
Cash received in advance and not recognized as revenue	123,352
Contract liabilities acquired through business combination	132
Balances at December 31, 2025	$152,910

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025 that are expected to be recognized in the future (in thousands):

Services
2026	$165,381
2027	76,621
2028	34,239
2029 and thereafter	22,165
Total remaining performance obligations	$298,406
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Certain contracts are cancellable for convenience and are effectively month-to-month. These contracts are excluded from the remaining performance obligation disclosure under the practical expedient for contracts with an original expected duration of one year or less. Additionally, for our time and material services contracts, including disposal service arrangements, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of December 31, 2025 and do not disclose information about related remaining performance obligations in the table above.
Assets recognized for costs of obtaining a contract with a customer
Sales commissions are the only significant incremental costs incurred to obtain contracts with our clients. The majority of our contracts are completed within a one-year performance period, and for contracts with a specified term of one year or less, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. We record sales commissions on contracts with performance periods that exceed one year as an asset and amortize the asset to expense over the related contract performance period. As of December 31, 2025 and 2024, the related asset balance was approximately $8,991,000 and $11,912,000, respectively. The expense is expected to be recognized over the next 58 months.
(3)    Assets Held for Sale
During 2025, our property in Santa Monica, California met the criteria to be classified as held for sale, within other current assets, and the carrying value of the property was determined to be greater than its estimated fair value less costs to sell. Accordingly, the Company recorded a loss on impairment of a long lived real estate asset of $12,588,000, within selling and administrative expenses. We acquired the Santa Monica property as part of an acquisition in 2019. During 2024, we did not have any assets held for sale.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(4)    Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Software	$102,632	$153,380
Buildings	93,508	93,415
Equipment	54,133	55,777
Furniture and fixtures	42,356	42,851
Leasehold improvements	66,250	53,660
Land	14,300	36,906
	373,179	435,989
Accumulated depreciation and amortization	(184,730)	(220,311)
Property and equipment, net	$188,449	$215,678
Depreciation and amortization expense related to property and equipment was $29,552,000, $28,556,000 and $26,245,000 in 2025, 2024 and 2023, respectively.
(5)    Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2025 are as follows (in thousands):

	North America	EMEA	APAC	Consolidated
Balance at December 31, 2023	$588,883	$88,848	$6,614	$684,345
Goodwill acquired during 2024	191,728	5,547	—	197,275
Measurement period adjustments	17,807	—	—	17,807
Foreign currency translation adjustment	(3,936)	(1,380)	(595)	(5,911)
Balance at December 31, 2024	$794,482	$93,015	$6,019	$893,516
Goodwill acquired during 2025	188,339	—	75,740	264,079
Measurement period adjustments	391	—	—	391
Foreign currency translation adjustment	2,382	7,245	2,121	11,748
Balance at December 31, 2025	$985,594	$100,260	$83,880	$1,169,734
On October 1, 2025, we acquired Inspire11, which is reported in our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $188,339,000 was recorded as goodwill in the North America reporting unit. The primary driver for this acquisition was to enhance our capabilities as a leading solutions integrator through the integration of proven AI delivery accelerators, deep data and analytics expertise, and a results-driven methodology to convert AI initiatives into tangible business value and transformative growth. The goodwill recognized primarily reflects the value of the acquired assembled workforce, expected synergies with our digital consulting and solutions integration capabilities, anticipated opportunities to expand our advisory and professional services offerings.
Effective October 31, 2025, we acquired Sekuro, which is reported in our APAC business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $75,740,000 was recorded as

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
goodwill in the APAC reporting unit. The primary driver for this acquisition was to expand our cybersecurity capabilities in APAC, which we believe will position us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape. The goodwill recognized primarily reflects the value of the acquired technical workforce, expected synergies with our existing cybersecurity portfolio, and anticipated growth opportunities in the APAC region.
On May 1, 2024, we acquired Infocenter, which is reported in our North America business. Under the acquisition method of accounting, the preliminary purchase price for the acquisition was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired of approximately $191,116,000 was recorded as goodwill in the North America reporting unit. The primary driver for this acquisition was to enhance our Solutions Integrator offering framework to drive better business outcomes for our clients by enabling them to scale their multicloud environments with modern infrastructure, applications, and unified data and AI platforms. The goodwill recognized primarily reflects the acquired workforce, expected synergies, and other benefits associated with expanding our Solutions Integrator capabilities.
We performed our annual test of goodwill for impairment during the fourth quarter of 2025. The results of the qualitative goodwill impairment test indicated that the fair values of our North America, EMEA and APAC reporting units were in excess of their respective carrying values.
(6)    Intangible Assets
Intangible assets consist of the following (in thousands):

	December 31,
	2025	2024
Customer relationships	$663,349	$610,527
Other	83,441	59,153
	746,790	669,680
Accumulated amortization	(320,553)	(243,187)
Intangible assets, net	$426,237	$426,493
During 2025, we periodically assessed whether any indicators of impairment existed related to our intangible assets. As of each interim period end during the year, we concluded that a triggering event had not occurred that would more likely than not reduce the fair value of our intangible assets below their carrying values.
Amortization expense recognized in 2025, 2024 and 2023 was $76,768,000, $69,581,000 and $36,231,000, respectively.
Future amortization expense for the remaining unamortized balance as of December 31, 2025 is estimated as follows (in thousands):

Years Ending December 31,	Amortization Expense
2026	$83,434
2027	62,418
2028	59,035
2029	53,890
2030	50,981
Thereafter	116,479
Total amortization expense	$426,237

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
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. We have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of December 31, 2025, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $225,035,000 was outstanding.
The inventory financing facilities will remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Overnight Repo Rate Average plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying consolidated balance sheets and within cash flows from financing activities in the accompanying consolidated statements of cash flows. We impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period. Imputed interest of $9,800,000, $9,647,000 and $13,276,000 was recorded in 2025, 2024 and 2023, respectively.
A roll forward of the inventory financing facilities balances during the year ended December 31, 2025 is as follows (in thousands):

Inventory financing facilities
Balances at December 31, 2024	$217,604
Purchases made through the inventory financing facilities	1,288,158
Cash payments made to settle balances due on the inventory financing facilities	(1,281,784)
Foreign exchange adjustments	1,057
Balances at December 31, 2025	$225,035

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(8)    Debt, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	December 31,
	2025	2024
ABL revolving credit facility	$868,209	$39,000
Senior unsecured notes due 2032	493,085	492,222
Convertible senior notes due 2025	—	332,867
Other financing obligations	41	23
	1,361,335	864,112
Less: current portion of long-term debt	(8)	(332,879)
Long-term debt	$1,361,327	$531,233
On December 19, 2025, we entered into the Sixth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our senior secured revolving credit facility (the “ABL facility”). The amendment, among other things, increased the maximum borrowing amount under the ABL facility from $1,800,000,000 to $2,000,000,000, including a maximum borrowing capacity that could be used for borrowing by certain foreign subsidiaries of $350,000,000. The amendment also extended the maturity date of the ABL facility from July 22, 2027 to December 19, 2030 and increased our flexibility with respect to the sale of receivables. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. As of December 31, 2025, eligible accounts receivable and inventory permitted availability to the full $2,000,000,000 facility amount, of which $868,209,000 was outstanding.
The interest rates applicable to borrowings under the ABL facility are based on the average aggregate excess availability under the ABL facility as set forth on a pricing grid in the credit agreement. Amounts outstanding under the ABL facility bear interest, payable monthly or quarterly, at a floating rate equal to SOFR, EURIBOR, AUD Rate, or SONIA, as applicable, plus a pre-determined spread of 1.25% to 1.50%. The weighted average floating interest rate applicable on borrowings at December 31, 2025 was 5.34% per annum for the ABL facility. In addition, we pay a quarterly commitment fee on the unused portion of the facility of 0.25%, and our letter of credit participation fee ranges from 1.25% to 1.50%. During 2025, weighted average borrowings under our ABL facility were $754,706,000. Interest expense associated with the ABL facility was $48,317,000, $32,576,000 and $30,116,000 in 2025, 2024 and 2023,respectively, including the commitment fee and amortization of deferred financing fees.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of December 31, 2025, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of December 31, 2025, no such events have occurred.

The Senior Notes consist of the following balances reported within the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated accretion	(6,915)	(7,778)
Net carrying amount	$493,085	$492,222
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Convertible Notes consist of the following balances reported within the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Liability:
Principal	$—	$333,091
Less: debt issuance costs, net of accumulated amortization	—	(224)
Net carrying amount	$—	$332,867
The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense resulting from the Convertible Notes reported within the consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023, as applicable, is made up of contractual coupon interest and amortization of debt issuance costs.
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
During 2025, the remaining 1,536,948 Warrants were either settled or expired with no value. We issued an aggregate of 215,324 shares of our common stock to settle the remaining Warrants. As a result, there were no outstanding Warrants as of December 31, 2025.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The current and long-term portions of our other financing obligations are included in the current and long-term portions of long-term debt in the table above and in our consolidated balance sheets as of December 31, 2025 and 2024.
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
The following table provides information about the financial statement classification of our lease balances reported within the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

		December 31,
Leases	Classification	2025	2024
Assets
Operating lease assets	Other assets	$73,180	$76,530
Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$19,633	$18,452
Non-current
Operating lease liabilities	Other liabilities	60,416	65,898
Total lease liabilities		$80,049	$84,350
The following table provides information about the financial statement classification of our lease expenses reported within the consolidated statement of operations for the years ended December 31, 2025 and 2024 (in thousands):

		December 31,
Lease cost	Classification	2025	2024
Operating lease cost (a)	Selling and administrative expenses	$21,416	$24,008

(a)	Excludes short-term and variable lease costs, which are immaterial.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments under non-cancelable leases as of December 31, 2025 are as follows (in thousands):

Operating leases
2026	$22,981
2027	20,188
2028	15,476
2029	12,065
2030	8,241
After 2030	12,045
Total lease payments	90,996
Less: Interest	(10,947)
Present value of lease liabilities	$80,049
The following table provides information about the remaining lease terms and discount rates applied as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	5.26	5.82
Weighted average discount rate (%):
Operating leases	4.89	4.64
The following table provides other information related to leases for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,609	$28,734
Leased assets obtained in exchange for new operating lease liabilities(a)	11,814	19,906
(a) Includes operating lease assets acquired as part of the Inspire11 and Sekuro acquisitions of $3,505,000 and $2,130,000 in 2025, respectively. Includes operating lease assets acquired as part of the Infocenter acquisition of $3,706,000 in 2024.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(10)    Stock-Based Compensation
We recorded the following pre-tax amounts in selling and administrative expenses for stock-based compensation, by operating segment, in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2025	2024	2023
North America	$26,987	$26,416	$22,069
EMEA	5,247	6,226	5,557
APAC	1,504	1,329	1,325
Total Consolidated	$33,738	$33,971	$28,951
Company Plan
On April 3, 2020, our Board of Directors adopted and approved the Insight Enterprises, Inc. 2020 Omnibus Plan (the “Plan”), subject to stockholder approval. The Plan was approved by our stockholders at our 2020 annual meeting on May 20, 2020 and unless sooner terminated, will remain in place until May 20, 2030. The Plan allows the Company to grant options, stock appreciation rights, stock awards, restricted stock, stock units (which may also be referred to as “restricted stock units” or "RSUs"), performance shares, performance units, cash-based awards and other awards payable in cash or shares of common stock to eligible non-employee directors, employees and consultants. Consultants and independent contractors are eligible if they provide bona fide services that are not related to capital raising or promoting or maintaining a market for the Company’s stock.
We grant service-based RSUs and performance-based RSUs to officers and certain employees under the Plan. RSUs generally vest over a two to three year vesting period, while performance-based RSUs are also subject to the achievement of pre-established annual financial and/or strategic performance goals.
In 2023, we granted performance-based RSUs to our officers and certain employees (the "INA Ambition" grant). The number of RSUs granted was based on an INA Adjusted EFO margin financial metric, some of which also have an Absolute TSR ("aTSR") multiplier applied to the number of shares granted. These performance-based RSUs were to be received at vesting, and their amount was to range from 0% to 100% of the target, with a multiplier of up to 300% applied to certain grants. The performance period for these grants was from January 1, 2023, to December 31, 2024. Additionally, the performance-based RSUs based on the aTSR multiplier were to vest 50% on the two-year anniversary of the grant, and the remaining 50% were to vest on the three-year anniversary of the grant date. The INA Ambition grant performance measure was not attained and as a result none of the related awards vested.
In 2025, we granted performance-based RSUs to certain officers (the “Officer aTSR Retention” grant). The number of RSUs granted are subject to pre-established goals over a 3-year performance period beginning on December 15, 2025. RSUs earned during the 3-year performance period vest following completion of the performance period.
The Plan is administered by the Compensation Committee of Insight’s Board of Directors, and, except as provided below, the Compensation Committee has the exclusive authority to administer the Plan, including the power to determine eligibility, the types of awards to be granted, the price and the timing of awards. Under the Plan, the Compensation Committee may delegate some of its authority to our Chief Executive Officer to grant awards to individuals other than individuals who are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. As of December 31, 2025, there are 1,629,546 shares of common stock available for grant under the Plan out of the 2,931,075 shares of common stock that were reserved and made available for grant under the Plan.
Accounting for Restricted Stock Units
We issue RSUs as incentives to certain officers and teammates and as compensation to members of our Board of Directors. We recognize compensation expense associated with the issuance of such RSUs over the vesting period for each respective RSU. The total compensation expense associated with service-based

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As of December 31, 2025, total compensation cost related to nonvested RSUs not yet recognized is $53,807,000, which is expected to be recognized over the next 1.07 years on a weighted-average basis.
The following table summarizes our RSU activity during 2025:

	Number	Weighted Average Grant Date Fair Value	Fair Value
Nonvested at the beginning of year	481,762	$154.90
Service-based RSUs granted	383,216	$118.19
Performance-based RSUs granted (ROIC and other financial metrics)	18,845	$165.52
Performance-based RSUs (rTSR) granted	36,139	$191.13
Performance-based RSUs (Officer aTSR Retention) granted	53,504	$45.05
Adjustment for Final Performance - EMEA Ambition	(7,400)	$185.94
Adjustment for Final Performance - 2023 rTSR	(31,846)	$206.08
Vested, including shares withheld to cover taxes	(247,750)	$131.63	$39,099,830	(a)
Forfeited	(38,080)	$167.48
Nonvested at the end of year	648,390	$131.80	$52,824,333	(b)

(a)
The aggregate fair value of vested RSUs represents the total pre-tax fair value, based on the closing stock price on the day of vesting, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date. The aggregate intrinsic value for RSUs which vested during 2024 and 2023 was $46,290,045 and $39,239,334, respectively.

(b)
The aggregate fair value of the nonvested RSUs and the RSUs expected to vest represents the total pre-tax fair value, based on our closing stock price of $81.47 as of December 31, 2025, which would have been received by holders of RSUs had all such holders sold their underlying shares on that date.

During each of the years in the three-year period ended December 31, 2025, the RSUs that vested for teammates in the United States and other countries as allowable by law, were net-share settled such that we withheld shares with value equivalent up to the teammates’ maximum tax obligation for the applicable income and other employment taxes and remitted the equivalent cash amount to the appropriate taxing authorities. The total shares withheld during 2025, 2024 and 2023 of 80,474, 65,972 and 79,636, respectively, were based on the value of the RSUs on their vesting dates as determined by our closing stock price on such dates. For 2025, 2024 and 2023, total payments for our teammates’ tax obligations to the taxing authorities were $12,796,830, $12,173,309 and $10,659,000, respectively, and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of repurchases of our common stock as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us.

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

As of December 31, 2025, there are 1,686,369 shares of common stock available for grant under the ESPP out of the 1,750,000 shares of common stock that were reserved and made available for grant under the ESPP.
(11)    Income Taxes
The following table presents the U.S. and foreign components of earnings before income taxes and the related income tax expense (in thousands):

	Years Ended December 31,
	2025	2024	2023
Earnings before income taxes:
United States	$119,210	$207,715	$263,421
Foreign	106,609	125,198	114,433
	$225,819	$332,913	$377,854
Income tax expense:
Current:
U.S. Federal	$28,195	$32,195	$62,575
U.S. State and local	7,194	8,205	16,764
Foreign	31,193	34,526	30,286
	66,582	74,926	109,625
Deferred:
U.S. Federal	773	7,701	(10,923)
U.S. State and local	(239)	2,369	(3,324)
Foreign	1,356	(1,774)	1,167
	1,890	8,296	(13,080)
	$68,472	$83,222	$96,545

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following schedule reconciles the differences between the U.S. federal income taxes at the U.S. statutory rate and our income tax expense (dollars in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before income taxes	$225,819		$332,913		$377,854

US federal statutory tax rate	47,422	21.0%	69,912	21.0%	79,349	21.0%
Tax credits
Research credits	(3,065)	(1.4)	(3,862)	(1.2)	(2,466)	(0.7)
Other	(1,338)	(0.6)	(1,833)	(0.6)	(89)	—
Nontaxable and nondeductible items
Limitation on executive compensation	2,592	1.1	2,448	0.7	2,511	0.7
Change in fair value of earnout liabilities	4,179	1.9	3,948	1.2	—	—
Stock warrants	5,264	2.3	—	—	—	—
Other	(1,759)	(0.8)	1,803	0.6	3,012	0.8
State and local income tax, net of federal effect	6,742	3.0	11,362	3.4	12,113	3.2
Cross-border tax laws	(1,118)	(0.5)	(3,949)	(1.2)	(3,998)	(1.1)
Enactment of new tax laws	644	0.3	—	—	—	—
Change in valuation allowances	(2,460)	(1.1)	(163)	—	(316)	(0.1)
Foreign tax effects
Canada
Statutory income tax rate differential	2,857	1.3	2,891	0.9	2,906	0.8
Other	(105)	—	24	—	53	—
Other foreign jurisdictions	6,404	2.8	3,512	1.1	4,395	1.2
Worldwide changes in unrecognized tax benefits	2,213	1.0	(2,871)	(0.9)	(925)	(0.2)
Total	$68,472	30.3%	$83,222	25.0%	$96,545	25.6%

The majority of the domestic state and local income tax expense (net of federal effect) for 2025 was driven by California, Illinois, New York, Minnesota, and New York City. For 2024, California, Illinois, Arizona, Minnesota, and New York comprised the majority, and in 2023, the majority was comprised of Illinois, California, New Jersey, Florida, and New York.
As of December 31, 2025, we have accumulated undistributed earnings generated by our foreign subsidiaries, most of which have been taxed in the U.S. as a result of the Tax Cuts and Jobs Act of 2017. For foreign subsidiary earnings not yet taxed under these provisions, we continue to assert permanent reinvestment of earnings earned in foreign jurisdictions which impose a withholding tax on dividends and, accordingly, have not accrued any additional income or withholding taxes on the potential repatriation of these earnings. At the present time, given the various complexities involved in repatriating earnings, it is not practicable to estimate the amount of tax that may be payable if these earnings were not reinvested indefinitely.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized research expenses	$29,683	$42,827
Loss carryforwards	27,943	26,244
Foreign tax credits	8,915	8,880
Other	30,957	33,930
Gross deferred tax assets	97,498	111,881
Valuation allowances	(34,654)	(32,978)
Total deferred tax assets	62,844	78,903
Deferred tax liabilities:
Goodwill and other intangibles	(82,869)	(86,737)
Property and equipment	(28,757)	(33,223)
Contract assets (net)	(18,337)	(18,026)
Other	(1,682)	(1,940)
Total deferred tax liabilities	(131,645)	(139,926)
Net deferred tax liabilities	$(68,801)	$(61,023)
The net non-current deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Net non-current deferred tax assets, which are included in "Other assets"	$1,914	$3,436
Net non-current deferred tax liabilities	(70,715)	(64,459)
Net deferred tax liabilities	$(68,801)	$(61,023)

As of December 31, 2025, we have U.S. state and foreign net operating loss carryforwards (“NOLs”) that will expire between 2026 and 2044, while the majority have no expiration date. Due to the uncertainty around future utilization, we have recorded a valuation allowance against the majority of these NOLs.

We have provided valuation allowances for certain of our deferred tax assets where we believe it is more likely than not that the related tax benefits will not be realized. At December 31, 2025 and 2024, our valuation allowances totaled $34,654,000 and $32,978,000, respectively, relating primarily to foreign tax credits and NOLs. This increase was primarily the result of current year losses in certain jurisdictions.
As of December 31, 2025 and 2024, we had approximately $13,272,000 and $11,060,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $1,667,000 and $1,449,000, respectively, related to accrued interest. The changes in the unrecognized tax benefits balance during the year reflect additions for tax positions taken in prior and current periods, net of reductions related to audit settlements and statute expirations.
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

We do not believe that the effect of reasonably possible near-term changes in interest rates will be material to our financial position, results of operations and cash flows. Our financing facilities expose our net earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. We had $868,209,000 outstanding under our ABL facility and the interest rate attributable to the borrowings under our ABL facility was 5.37% per annum at December 31, 2025. The change in annual pre-tax earnings from operations resulting from a hypothetical 10% increase or decrease in the interest rate would have been immaterial.
We had $493,085,000 outstanding under the Senior Notes at December 31, 2025. The interest rate attributable to the borrowings under the Senior Notes was 6.625% per annum at December 31, 2025. The Senior Notes are based on a fixed rate and are currently not considered to have interest rate risk exposure. Although the Senior Notes are based on a fixed rate, changes in market interest rates could impact the fair market value of such notes. As of December 31, 2025, the fair market value of the Senior Notes was $513,900,000.
Foreign Currency Exchange Risk
We have foreign currency exchange risk related to the translation of our foreign subsidiaries’ operating results, assets and liabilities (see Note 1 for a description of our Foreign Currencies policy). We also maintain cash accounts denominated in currencies other than the functional currency, which expose us to fluctuations in foreign exchange rates. Remeasurement of these cash balances results in gains/losses that are also reported in other (income) expense, net within non-operating expense (income), net. We monitor our foreign currency exposure and selectively enter into forward exchange contracts to mitigate risk associated with certain non-functional currency monetary assets and liabilities related to foreign denominated payables, receivables and cash balances (see Note 13 for additional information). Transaction gains and losses resulting from non-functional currency assets and liabilities are offset by gains and losses on forward contracts in non-operating expense (income), net in our consolidated statements of operations. The counterparties associated with our foreign exchange forward contracts are large creditworthy commercial banks. The Company does not have a significant concentration of risk with any single counterparty, and therefore, we do not consider counterparty concentration and non-performance to be material risks.
(13) Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivative contracts for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet based on observable market based inputs or unobservable inputs that are corroborated by market data (Level 2) where available. Gains or losses resulting from changes in fair value of our non hedge designated derivatives are recorded currently in income. Gains or losses resulting from changes in fair value of our hedge designated derivatives are recorded in other comprehensive income. Our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.
We use foreign exchange forward contracts to mitigate risk associated with our net investment in foreign currency denominated operations. These forward contracts are designated as net investment hedges. In December 2025, we entered into two foreign exchange forward contracts to mitigate risk associated with our foreign operations denominated in Euros. These forward contracts, one for three years and another for five

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
years, each have a notional value of $50,000,000. These foreign currency forward contracts are carried at fair value.
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
As of December 31, 2025, we have no non-financial assets or liabilities that are measured and recorded at fair value on a recurring basis, and our other financial assets or liabilities generally consist of cash and cash equivalents, accounts receivable, contract assets, long-term contract assets, accounts payable, accrued expenses and other current liabilities and long-term debt. We have earnout liabilities measured and recorded within our accrued expenses and other current liabilities and other liabilities
The estimated fair values of our cash and cash equivalents approximate their carrying values and are determined based on quoted prices in active markets for identical assets. The estimated fair values of our long-term debt balances, excluding the Senior Notes, approximate their carrying values based on their variable interest rate terms that are based on current market interest rates for similar debt instruments. The Convertible Notes matured in February 2025 and, accordingly, were no longer outstanding as of December 31, 2025 and are not included in our year‑end fair value disclosures. The fair market value of the Senior Notes as of December 31, 2025 is disclosed in Note 12. The estimated fair values of our earnout liabilities, that are based on revenue and/or EBITDA, are classified within Level 3 of the hierarchy as the fair values are derived using a Monte Carlo simulation analysis in a risk neutral framework, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs.
The following table provides a reconciliation of the ending balances of the earnout liabilities at fair value (in thousands):

Earnout liabilities
Estimated fair value at December 31 2023	$44,206
Change in estimated fair value	(7,849)
Earnout liabilities for newly acquired entities	28,480
Settlement of liability	(16,338)
Foreign currency translation adjustment	(125)
Estimated fair value at December 31, 2024	48,374
Change in estimated fair value	25,303
Earnout liabilities for newly acquired entities	49,336
Settlement of liability	(42,834)
Foreign currency translation adjustment	537
Estimated fair value at December 31, 2025	$80,716
The fair values of the other financial assets and liabilities are based on the values that would be received or paid in an orderly transaction between market participants and approximate their carrying values due to their nature and/or short duration.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(15)    Benefit Plans
We adopted a defined contribution benefit plan (the “Defined Contribution Plan”) for our U.S. teammates which complies with section 401(k) of the IRC. The Company provides a discretionary match to all participants who make 401(k) contributions pursuant to the Defined Contribution Plan. The discretionary match provided to participants is equivalent to 50% of a participant’s pre-tax contributions up to a maximum of 6% of eligible compensation per pay period. Additionally, we offer several defined contribution benefit plans to our teammates outside of the United States. These plans and their related terms vary by country. Total consolidated contribution expense under these plans was $31,120,000, $30,288,000 and $28,341,000 for 2025, 2024 and 2023, respectively.
(16)    Share Repurchase Program
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299,000,000 of our common stock, including any amount that remained from prior authorizations. As of December 31, 2025, approximately $299,000,000 remained available for repurchases under our share repurchase program. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
The following table summarizes the shares of our common stock that we repurchased on the open market under our share repurchase program during the years ended December 31, 2025, 2024 and 2022, respectively, in thousands, except per share amounts:

Year	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares Purchased
2025	1,201	$125.86	$151,118
2024	1,023	195.61	200,000
2023	1,634	132.90	217,000
	3,858		$568,118
All shares repurchased were retired.
(17)    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of December 31, 2025, we had approximately $38,381,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at December 31, 2025. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At December 31, 2025 we had a remaining purchase commitment of $59,029,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment is required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases do not meet the required commitment by November 29, 2026, the Company can extend the term of the commitment through November 29, 2027. During this extended period, any credit balance will remain available for payment against the usage of the subscribed products. At December 31, 2025 we had a remaining purchase commitment of $13,071,000 that was paid in January 2026.
The Company has recorded a contingent liability of approximately $28,714,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at December 31, 2025. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
(18)    Supplemental Financial Information
Additions and deductions related to the allowance for doubtful accounts receivable for 2025, 2024 and 2023 were as follows (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2025	$35,687	$12,927	$(550)	$48,064
Year ended December 31, 2024	$12,623	$25,504	$(2,440)	$35,687
Year ended December 31, 2023	$15,161	$6,879	$(9,417)	$12,623
(19)    Cash Flows
Cash payments for interest on indebtedness were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$70,036	$35,232	$28,292

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash payments for taxes on income, including the impact of transferable tax credits purchased from third parties during the year, were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
US Federal
Cash paid for transferable tax credits	$23,138	$25,301	$—
Corporate income tax payments (refunds)	(4,569)	42,168	53,211
Total US Federal	18,569	67,469	53,211
US state and local	10,311	12,461	19,170
Foreign
Australia	5,604	5,339	*
Canada	17,037	16,719	14,789
Other	22,549	16,152	17,325
Total Foreign	45,190	38,210	32,114
Total cash paid for taxes, net of refunds	$74,070	$118,140	$104,495
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.
Beginning in 2025, the Company classifies cash payments made to third parties for the purchase of transferable tax credits as a component of total income taxes paid. Cash payments for income taxes in 2024 and 2023 have been updated to include cash payments made to third parties for the purchase of tax credits, as applicable.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,135,116	$458,802	$36,199	$4,630,117
Software	1,256,691	552,421	91,779	1,900,891
Services	1,262,730	343,925	109,517	1,716,172
	$6,654,537	$1,355,148	$237,495	$8,247,180
Major Client Groups
Large Enterprise / Corporate	$4,483,546	$1,043,344	$86,933	$5,613,823
Commercial	1,538,960	30,873	81,618	1,651,451
Public Sector	632,031	280,931	68,944	981,906
	$6,654,537	$1,355,148	$237,495	$8,247,180
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,093,907	$1,184,460	$198,783	$7,477,150
Net revenue recognition (Agent)	560,630	170,688	38,712	770,030
	$6,654,537	$1,355,148	$237,495	$8,247,180

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,038,341	$501,111	$35,448	$4,574,900
Software	1,721,403	626,372	92,965	2,440,740
Services	1,294,836	286,614	104,608	1,686,058
	$7,054,580	$1,414,097	$233,021	$8,701,698
Major Client Groups
Large Enterprise / Corporate	$4,863,830	$1,090,316	$90,520	$6,044,666
Commercial	1,433,458	30,562	66,340	1,530,360
Public Sector	757,292	293,219	76,161	1,126,672
	$7,054,580	$1,414,097	$233,021	$8,701,698
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,480,667	$1,283,792	$191,727	$7,956,186
Net revenue recognition (Agent)	573,913	130,305	41,294	745,512
	$7,054,580	$1,414,097	$233,021	$8,701,698

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$4,498,466	$546,621	$43,850	$5,088,937
Software	1,669,046	784,717	88,688	2,542,451
Services	1,214,842	232,316	97,294	1,544,452
	$7,382,354	$1,563,654	$229,832	$9,175,840
Major Client Groups
Large Enterprise / Corporate	$5,210,365	$1,176,415	$94,982	$6,481,762
Commercial	1,418,680	22,103	70,879	1,511,662
Public Sector	753,309	365,136	63,971	1,182,416
	$7,382,354	$1,563,654	$229,832	$9,175,840
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$6,869,025	$1,447,082	$194,769	$8,510,876
Net revenue recognition (Agent)	513,329	116,572	35,063	664,964
	$7,382,354	$1,563,654	$229,832	$9,175,840
The method for determining what information regarding operating segments, products and services, geographic areas of operation and major clients to report is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer, Joyce Mullen.
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales in 2025, 2024 or 2023.
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
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Year Ended December 31, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$4,135,116	$458,802	$36,199	$4,630,117
Software	1,256,691	552,421	91,779	1,900,891
Services	1,262,730	343,925	109,517	1,716,172
Total net sales	6,654,537	1,355,148	237,495	8,247,180
Costs of goods sold:
Hardware	3,602,110	395,037	31,511	4,028,658
Software	1,183,165	520,575	83,925	1,787,665
Services	502,919	116,266	50,245	669,430
Total costs of goods sold	5,288,194	1,031,878	165,681	6,485,753
Gross profit	1,366,343	323,270	71,814	1,761,427
Operating expenses:
Significant selling and administrative expenses	920,772	256,409	46,520	1,223,701
Stock-based compensation	26,987	5,247	1,504	33,738
Adjusted earnings from operations	$418,584	$61,614	$23,790	$503,988

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2024
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$4,038,341	$501,111	$35,448	$4,574,900
Software	1,721,403	626,372	92,965	2,440,740
Services	1,294,836	286,614	104,608	1,686,058
Total net sales	7,054,580	1,414,097	233,021	8,701,698
Costs of goods sold:
Hardware	3,514,630	423,475	30,648	3,968,753
Software	1,616,648	588,466	85,948	2,291,062
Services	521,308	108,968	45,591	675,867
Total costs of goods sold	5,652,586	1,120,909	162,187	6,935,682
Gross profit	1,401,994	293,188	70,834	1,766,016
Operating expenses:
Significant selling and administrative expenses	953,601	231,026	45,046	1,229,673
Stock-based compensation	26,416	6,226	1,329	33,971
Adjusted earnings from operations	$421,977	$55,936	$24,459	$502,372

	Year Ended December 31, 2023
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$4,498,466	$546,621	$43,850	$5,088,937
Software	1,669,046	784,717	88,688	2,542,451
Services	1,214,842	232,316	97,294	1,544,452
Total net sales	7,382,354	1,563,654	229,832	9,175,840
Costs of goods sold:
Hardware	3,950,853	477,245	38,613	4,466,711
Software	1,569,848	740,340	82,279	2,392,467
Services	515,698	86,082	45,357	647,137
Total costs of goods sold	6,036,399	1,303,667	166,249	7,506,315
Gross profit	1,345,955	259,987	63,583	1,669,525
Operating expenses:
Significant selling and administrative expenses	899,527	206,860	42,060	1,148,447
Stock based compensation	22,069	5,557	1,325	28,951
Adjusted earnings from operations	$424,359	$47,570	$20,198	$492,127

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table is a summary of our total assets by reportable operating segment (in thousands):

	December 31,
	2025	2024
North America	$7,018,025	$6,704,511
EMEA	2,528,292	1,484,341
APAC	412,016	190,678
Corporate assets and intercompany eliminations, net	(870,961)	(930,952)
Total assets	$9,087,372	$7,448,578
The following is a summary of our geographic net sales and long-lived assets, consisting of property and equipment, net (in thousands):

	United States	United Kingdom	Other Foreign	Total
2025
Net sales	$6,213,872	$683,028	$1,350,280	$8,247,180
Total long-lived assets	$157,719	$16,556	$14,174	$188,449
2024
Net sales	$6,607,418	$726,261	$1,368,019	$8,701,698
Total long-lived assets	$188,819	$11,675	$15,184	$215,678
2023
Net sales	$6,923,030	$709,078	$1,543,732	$9,175,840
Total long-lived assets	$187,625	$4,748	$17,688	$210,061
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Years Ended December 31,
	2025	2024	2023
Depreciation and amortization of property and equipment:
North America	$24,807	$24,587	$22,964
EMEA	4,207	3,461	2,838
APAC	538	508	443
	29,552	28,556	26,245
Amortization of intangible assets:
North America	69,124	62,377	32,514
EMEA	7,255	6,912	3,277
APAC	389	292	440
	76,768	69,581	36,231
Total	$106,320	$98,137	$62,476
(21)    Acquisitions

Sekuro
Effective October 31, 2025, we acquired 100 percent of the issued and outstanding shares of Sekuro for a preliminary cash purchase price of approximately $79,522,000, net of cash, cash equivalents, and restricted cash acquired of $3,822,000, which is comprised of the initial purchase price of $85,347,000 paid in cash upon the acquisition, partially offset by the contractual adjustments to the purchase price of $2,003,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $11,439,000, which provide an incentive opportunity for the sellers to earn up to AUD122,500,000, contingent upon Sekuro achieving certain EBITDA and net revenue performance targets through October 2027. The AUD122,500,000 includes up to AUD42,500,000 available to the sellers for over achievement against EBITDA and net revenue performance targets. Sekuro is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. The acquisition is expected to significantly expand Insight’s cybersecurity capabilities in APAC, which we believe will position us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape.

The preliminary fair value of net assets acquired was approximately $15,513,000, including approximately $21,431,000 of identifiable intangible assets, consisting primarily of customer relationships of $20,379,000 that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $6,429,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired, and final assessments of various other assets and liabilities could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $75,740,000, which was recorded in our APAC operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

We consolidated the results of operations for Sekuro within our APAC operating segment since its acquisition on October 31, 2025. Our historical results would not have been materially affected by the acquisition of Sekuro and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.

Inspire11
Effective October 1, 2025, we acquired 100 percent of the issued and outstanding equity of Inspire11 for a preliminary cash purchase price of approximately $209,689,000, net of cash and cash equivalents acquired of $1,413,000, which is comprised of the initial purchase price of $205,171,000 paid in cash upon the

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
acquisition, and a seller retention fund of $6,300,000 and other costs of $160,000 payable post-closing, partially offset by the contractual adjustments to the purchase price of $484,000 and settlement of pre-existing relationship of $45,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $37,790,000, which provide an incentive opportunity for the sellers to earn up to $66,000,000, contingent upon Inspire11 achieving certain EBITDA performance targets through September 2027. Inspire11 is an award-winning technology delivery firm with deep advisory, data, and Artificial Intelligence ("AI") expertise. We believe this acquisition strengthens our capabilities as a leading solutions integrator through the integration of proven AI delivery accelerators, deep data and analytics expertise, and a results-driven methodology to convert AI initiatives into tangible business value and transformative growth.

The preliminary fair value of net assets acquired was approximately $59,140,000, including approximately $50,800,000 of identifiable intangible assets, consisting primarily of customer relationships of $28,000,000 and non-compete agreements of $21,300,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and various accrued expense balance assessments, including tax related liabilities, could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $188,339,000, which was recorded in our North America operating segment. Approximately 98% of goodwill is deductible for income tax purposes.

We consolidated the results of operations for Inspire11 within our North America operating segment since its acquisition on October 1, 2025. Our historical results would not have been materially affected by the acquisition of Inspire11 and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.
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
The fair value of net assets acquired was approximately $98,084,000, including approximately $123,900,000 of identifiable intangible assets, consisting primarily of customer relationships that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $31,832,000. We finalized the purchase price allocation in relation to this acquisition in the second quarter of 2025, with no material changes to our preliminary estimates. Goodwill acquired approximated $191,116,000, which was recorded in our North America operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

We recognized net losses of $19,902,000 and $18,800,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the years ended December 31, 2025 and 2024, respectively. On July 1, 2025, we paid approximately $39,602,000 for Infocenter's first earnout period.

INSIGHT ENTERPRISES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
(a)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the criteria established in COSO’s Internal Control – Integrated Framework (2013).
KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements in Part II, Item 8 of this report, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025.
(b)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c)Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, evaluated the effectiveness of our disclosure controls and procedures and determined that as of December 31, 2025 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

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
Other information required by this item can be found in our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2025 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 16. Form 10-K Summary
None.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K
YEAR ENDED DECEMBER 31, 2025
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith

2.1(1)(2)	Equity Purchase Agreement, dated as of October 25, 2023, by and among Insight Enterprises, Inc., SADA Systems, Inc., Verse Holdco, Inc., and the stockholders of Verse Holdco, Inc.	8-K	000-25092	2.1	December 1, 2023

3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015

3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015

4.1 (P)	Specimen Common Stock Certificate	S-1	33-86142	4.1	January 20, 1995

4.2	Description of Company’s securities	10-K	000-25092	4.3	February 21, 2020

4.3	Indenture, dated as of May 20, 2024, by and among Insight Enterprises, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee	8-K	000-25092	4.1	May 20, 2024

4.4	Form of 6.625% Senior Notes Due 2032	8-K	000-25092	4.2	May 20, 2024

10.1(3)	Form of Indemnification Agreement	10-K	000-25092	10.1	July 26, 2007

10.2(4)	Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 4, 2011

10.3(4)	First Amendment to the Amended Insight Enterprises, Inc. 2007 Omnibus Plan	Proxy Statement	000-25092	Annex A	April 5, 2016

10.4(4)	Insight Enterprises, Inc. 2020 Omnibus Plan	S-8	333-238543	99.1	May 20, 2020

10.5(4)	Restricted Stock Unit Agreement Template for Service-Based Awards	10-K	000-25092	10.5	February 18, 2022

10.6(4)	Restricted Stock Unit Agreement Template for Performance-Based (ROIC) Awards	10-K	000-25092	10.6	February 18, 2022

10.7(4)	Restricted Stock Unit Agreement Template for Performance-Based (Relative Total Shareholder Return Performance Goal) Awards	10-K	000-25092	10.7	February 18, 2022

10.8(4)	Insight Enterprises, Inc. Executive Management Separation Plan effective as of August 29, 2019	10-Q	000-25092	10.1	May 6, 2021

10.9(4)	First Amendment to the Insight Enterprises, Inc. Executive Management Separation Plan effective as of February 1, 2020	10-K	000-25092	10.5	February 21, 2020

10.10(4)	Employment Agreement between Insight Enterprises, Inc. and Rachael A. Bertrandt, dated as of September 30, 2018	10-Q	000-25092	10.1	November 7, 2018

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2025
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.11(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Samuel C. Cowley, dated June 7, 2016	10-K	000-25092	10.12	February 2, 2017

10.12(4)	Employment Agreement between Insight Enterprises, Inc. and Adrian Gregory, dated as of October 05, 2022	10-Q	000- 25092	10.2	May 2, 2023

10.13(4)	Employment Agreement between Insight Enterprises, Inc. and Joyce Mullen effective October 14, 2021	8-K	000-25092	10.1	October 18, 2021

10.14(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Daniel Burger dated as of March 15, 2022	10-Q	000-25092	10.1	May 5, 2022

10.15(4)	Executive Employment Agreement between Insight Enterprises, Inc. and Jennifer M. Vasin dated as of July 19, 2022	10-Q	000-25092	10.1	August 4, 2022

10.16(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and Rob Green dated as of December 19, 2023	10-K	000-25092	10.18	February 22, 2024

10.17(5)	Credit Agreement, dated as of August 30, 2019, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	August 30, 2019

10.18	First Amendment to Credit Agreement, dated as of July 31, 2020, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	August 6, 2020

10.19	Second Amendment to Credit Agreement, dated as of December 31, 2021, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	10-K	000-25092	10.22	February 16, 2023

10.20	Third Amendment to Credit Agreement, dated as of July 22, 2022, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and grantors, JPMorgan, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	July 26, 2022

10.21(4)	Insight Enterprises, Inc. 2023 Employee Stock Purchase Plan	S-8	333-272062	99.1	May 19, 2023

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2025
Commission File No. 000-25092

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
10.22	Fourth Amendment to Credit Agreement, dated as of May 14, 2024, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	May 15, 2024

10.23	Fifth Amendment to Credit Agreement, dated as of June 16, 2025, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	10-Q	000-25092	10.2	July 31, 2025

10.24	Stock Purchase Agreement, dated as of May 26, 2025, by and among Insight Enterprises, Inc. and ValueAct Capital Master Fund, L.P.	8-K	000-25092	10.1	May 27, 2025

10.25	Sixth Amendment to Credit Agreement, dated as of December 19, 2025, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-25092	10.1	December 19, 2025

10.26(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and James Morgado dated as of August 30, 2024	8-K	000-25092	10.1	September 4, 2024

10.27(4)	Executive Employment Agreement Between Insight Enterprises, Inc. and Joyce Mullen dated as of November 7, 2025					X

19.1	Insight Enterprises, Inc. Insider Trading Policy	10-K	000-25092	19.1	February. 14, 2025

21.1	Subsidiaries of Insight Enterprises, Inc.					X

23.1	Consent of KPMG LLP					X

24.1	Power of Attorney for Timothy A. Crown dated January 21, 2026					X

24.2	Power of Attorney for Richard E. Allen dated January 12, 2026					X

24.3	Power of Attorney for Bruce W. Armstrong dated January 12, 2026					X

24.4	Power of Attorney for Linda M. Breard dated January 12, 2026					X

24.5	Power of Attorney for Catherine Courage dated January 12, 2026					X

24.6	Power of Attorney for Anthony A. Ibargüen dated January 21, 2026					X

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2025
Commission File No. 000-25092

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed/Furnished Herewith
24.7	Power of Attorney for Girish Rishi dated January 19, 2026					X

24.8	Power of Attorney for Janet Foutty dated February 1, 2026					X

24.9	Power of Attorney for Thomas Reichert dated as of January 12, 2026					X

31.1	Certification of Chief Executive Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

31.2	Certification of Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Insight Enterprises, Inc. Clawback Policy	10-K	000-25092	97.1	February 22, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
(1)Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.
(2)Portions of this exhibit have been omitted pursuant to Items 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K promulgated under the Securities Act, as applicable, because the information is (i) not material and (ii) the type that Insight treats as private or confidential. Insight agrees to furnish an unredacted copy of this exhibit to the SEC upon request.
(3)We have entered into a separate indemnification agreement with each of the following directors and executive officers that differ only in names and dates: Richard E. Allen, Bruce W. Armstrong, Linda M. Breard, Dee Burger, Catherine Courage, Samuel C. Cowley, Timothy A. Crown, Rachael A. Crump, Janet Foutty, Adrian Gregory, Rob Green, Anthony A. Ibargüen, James A. Morgado, Joyce A. Mullen, Thomas Reichert, Girish Rishi, and Jennifer M.

INSIGHT ENTERPRISES, INC.
EXHIBITS TO FORM 10-K (continued)
YEAR ENDED DECEMBER 31, 2025
Commission File No. 000-25092
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
Dated: February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joyce A. Mullen	President, Chief Executive Officer and Director (principal executive officer)	February 12, 2026
Joyce A. Mullen

/s/ James A. Morgado	Chief Financial Officer (principal financial officer)	February 12, 2026
James A. Morgado

/s/ Rachael A. Crump	Chief Accounting Officer (principal accounting officer)	February 12, 2026
Rachael A. Crump

/s/ Timothy A. Crown*	Chairman of the Board	February 12, 2026
Timothy A. Crown

/s/ Richard E. Allen*	Director	February 12, 2026
Richard E. Allen

/s/ Bruce W. Armstrong*	Director	February 12, 2026
Bruce W. Armstrong

/s/ Linda M. Breard*	Director	February 12, 2026
Linda M. Breard

/s/ Catherine Courage*	Director	February 12, 2026
Catherine Courage

/s/ Janet Foutty*	Director	February 12, 2026
Janet Foutty

/s/ Anthony A. Ibargüen*	Director	February 12, 2026
Anthony A. Ibargüen

/s/ Thomas Reichert*	Director	February 12, 2026
Thomas Reichert

/s/ Girish Rishi*	Director	February 12, 2026
Girish Rishi

* By: /s/ Samuel C. Cowley
Samuel C. Cowley, Attorney in Fact