Form 10-Q
period 2026-03-31
INSIGHT ENTERPRISES INC
filed 2026-05-07
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
The number of shares outstanding of the issuer’s common stock as of May 1, 2026 was 30,203,917.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended March 31, 2026

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including the current global memory chip shortage; our expectations regarding certain trends for our business, including that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including the expected timing of pending acquisitions and the potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that interest rates will hold steady and continue to remain higher than historical rates throughout most of 2026, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; our belief that we have adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in excess of working capital needs to pay down our senior secured revolving credit facility (the “ABL facility") and inventory financing facilities and to repurchase shares of our common stock and for strategic acquisitions; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in "Risk Factors" in Part II, Item 1A of this report:

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
•general economic conditions, economic uncertainties and changes in geopolitical conditions, including the possibility of a recession or a decline in market activity related to tariffs and trade policies, international conflicts including the war in Iran, or otherwise;
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
•our dependence on certain key personnel, our ability to attract, train and retain skilled teammates and our ability to manage the business during the transition of our new Chief Executive Officer;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$440,626	$358,020
Accounts receivable, net of allowance for doubtful accounts of $40,529 and $48,064, respectively	6,421,861	5,516,984
Inventories	251,564	160,648
Contract assets, net	59,564	65,745
Other current assets	279,121	260,990
Total current assets	7,452,736	6,362,387
Long-term contract assets, net	46,560	53,176
Property and equipment, net of accumulated depreciation and amortization of $189,085 and $184,730, respectively	187,210	188,449
Goodwill	1,168,255	1,169,734
Intangible assets, net of accumulated amortization of $341,004 and $320,553, respectively	404,845	426,237
Long-term accounts receivable, net	673,897	763,923
Other assets	121,774	123,466
	$10,055,277	$9,087,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$4,820,923	$4,263,796
Accounts payable—inventory financing facilities	259,611	225,035
Accrued expenses and other current liabilities	1,053,424	615,464
Current portion of long-term debt	13	8
Total current liabilities	6,133,971	5,104,303
Long-term debt	1,469,032	1,361,327
Deferred income taxes	69,543	70,715
Long-term accounts payable	613,736	715,494
Other liabilities	166,399	186,659
	8,452,681	7,438,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 30,191 shares at March 31, 2026 and 30,996 shares at December 31, 2025 issued and outstanding	302	310
Additional paid-in capital	164,747	164,560
Retained earnings	1,480,197	1,520,404
Accumulated other comprehensive loss – foreign currency translation adjustments	(42,650)	(36,400)
Total stockholders’ equity	1,602,596	1,648,874
	$10,055,277	$9,087,372
See accompanying notes to consolidated financial statements.
1

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales:
Products	$1,666,546	$1,707,800
Services	461,440	395,756
Total net sales	2,127,986	2,103,556
Costs of goods sold:
Products	1,487,644	1,531,826
Services	178,191	165,253
Total costs of goods sold	1,665,835	1,697,079
Gross profit:
Products	178,902	175,974
Services	283,249	230,503
Gross profit	462,151	406,477
Operating expenses:
Selling and administrative expenses	383,983	339,173
Severance and restructuring expenses, net	6,485	7,026
Acquisition and integration related expenses	1	175
Earnings from operations	71,682	60,103
Non-operating expense (income):
Interest expense, net	23,633	15,625
Other (income) expense, net	(1,452)	25,469
Earnings before income taxes	49,501	19,009
Income tax expense	19,492	11,495
Net earnings	$30,009	$7,514
Net earnings per share:
Basic	$0.97	$0.24
Diluted	$0.97	$0.22
Shares used in per share calculations:
Basic	30,788	31,839
Diluted	30,856	34,683

See accompanying notes to consolidated financial statements.
2

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$30,009	$7,514
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(6,250)	10,770
Total comprehensive income	$23,759	$18,284
See accompanying notes to consolidated financial statements.
3

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at December 31, 2025	30,996	$310	—	$—	$164,560	$(36,400)	$1,520,404	$1,648,874
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	83	1	—	—	(3,453)	—	—	(3,452)
Stock-based compensation expense	—	—	—	—	8,197	—	—	8,197
Employee stock purchase plan issuances	12	—	—	—	896	—	—	896
Excise tax on stock repurchases	—	—	—	—	(677)	—	(1)	(678)
Repurchase of treasury stock	—	—	(900)	(75,000)	—	—	—	(75,000)
Retirement of treasury stock	(900)	(9)	900	75,000	(4,776)	—	(70,215)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,250)	—	(6,250)
Net earnings	—	—	—	—	—	—	30,009	30,009
Balances at March 31, 2026	30,191	$302	—	$—	$164,747	$(42,650)	$1,480,197	$1,602,596
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	127	1	—	—	(11,091)	—	—	(11,090)
Stock-based compensation expense	—	—	—	—	8,847	—	—	8,847
Employee stock purchase plan issuances	7	—	—	—	1,187	—	—	1,187
Shares issued upon conversion of Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(2,833)	(28)	—	—	28	—	—	—
Settlement upon early exercise of Warrants	—	—	—	—	(196,895)	—	—	(196,895)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	10,770	—	10,770
Net earnings	—	—	—	—	—	—	7,514	7,514
Balances at March 31, 2025	31,912	$319	—	$—	$144,941	$(70,388)	$1,516,072	$1,590,944
See accompanying notes to consolidated financial statements.
4

INSIGHT ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$30,009	$7,514
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,478	25,779
Provision for losses on accounts receivable	3,429	3,666
Non-cash stock-based compensation	8,197	8,847
Net change on revaluation of earnout liabilities	25,284	15,200
Earnout payments in excess of acquisition date fair value	(1,071)	—
Deferred income taxes	(1,185)	(7,772)
Net loss on revaluation of warrant settlement liabilities	—	25,069
Impairment loss on long lived real estate asset	1,369	—
Amortization of debt issuance costs	850	1,281
Other adjustments	(330)	(22)
Changes in assets and liabilities:
Increase in accounts receivable	(960,000)	(391,354)
Increase in inventories	(92,033)	(26,033)
Decrease in contract assets	12,014	35,526
Decrease in long-term accounts receivable	88,065	30,816
Increase in other assets	(14,827)	(21,961)
Increase in accounts payable	601,778	416,952
Decrease in long-term accounts payable	(100,059)	(31,160)
Increase (decrease) in accrued expenses and other liabilities	402,415	(14,298)
Net cash provided by operating activities:	32,383	78,050
Cash flows from investing activities:
Purchases of property and equipment	(5,995)	(7,130)
Acquisitions, net of cash and cash equivalents acquired	—	—
Net cash used in investing activities:	(5,995)	(7,130)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	1,518,570	1,389,224
Repayments on ABL revolving credit facility	(1,406,177)	(965,452)
Warrants settlement	—	(138,892)
Repayment of principal on the Convertible Notes	—	(333,091)
Net borrowings under inventory financing facilities	34,976	42,701
Repurchases of common stock	(75,000)	—
Earnout and acquisition related payments	(5,456)	—
Other payments	(2,628)	(9,963)
Net cash provided by (used in) financing activities:	64,285	(15,473)
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(7,776)	7,177
Increase in cash, cash equivalents and restricted cash	82,897	62,624
Cash, cash equivalents and restricted cash at beginning of period	360,776	261,467
Cash, cash equivalents and restricted cash at end of period	$443,673	$324,091
See accompanying notes to consolidated financial statements.
5

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation and Recently Issued Accounting Standards
At Insight, we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity, helping our clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 38 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2026 and our results of operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In September 2025, the FASB issued ASU No. 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The standard modernizes the accounting guidance for internal‑use software costs by eliminating references to software development project stages and introducing a principles‑based capitalization model. Under the updated guidance, entities begin capitalizing internal‑use software costs when management has authorized and committed funding for the project and it is probable that the software will be completed and placed into service for its intended use. The guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those fiscal years. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.
2.    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Current receivables, which are included in “Accounts receivable, net”	$6,421,861	$5,516,984
Contract assets, net	59,564	65,745
Long-term accounts receivable, net	673,897	763,923
Long-term contract assets, net	46,560	53,176
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	155,332	152,910
Significant changes in the gross contract assets balances during the three months ended March 31, 2026 are as follows (in thousands):

Contract Assets
Balances at December 31, 2025	$126,228
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(18,615)
Contract assets recognized, net of reclassification to receivables	6,650
Balances at March 31, 2026	$114,263
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of March 31, 2026, contract assets, net of allowances, were $106,124,000.
7

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Gross contract assets by our internal risk ratings as of March 31, 2026 are summarized as follows (in thousands):

Contract Assets
Low risk	$29,479
Moderate risk	60,751
High risk	24,033
Total contract assets	$114,263
Changes in the contract liabilities balances during the three months ended March 31, 2026 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2025	$152,910
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(61,332)
Cash received in advance and not recognized as revenue	63,754
Balances at March 31, 2026	$155,332
During the three months ended March 31, 2025, the Company recognized revenue of $32,528,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2026 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2026	$141,268
2027	91,451
2028	42,770
2029 and thereafter	22,850
Total remaining performance obligations	$298,339
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Certain contracts are cancellable for convenience and are effectively month-to-month. These contracts are excluded from the total remaining performance obligation disclosure under the practical expedient for contracts with an original expected duration of one year or less. Additionally, for our time and material services contracts, including disposal service arrangements, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of March 31, 2026 and do not disclose information about related remaining performance obligations in the table above.
8

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
3.    Assets Held for Sale
Beginning in the second quarter of 2025, our property in Santa Monica, California had been classified as held for sale within other current assets, and the carrying value of the property was determined to be greater than its estimated fair value less costs to sell. Accordingly, we previously recorded a loss on impairment of a long lived real estate asset of $12,588,000 within selling and administrative expenses. During the three months ended March 31, 2026, we recorded an additional impairment charge of $1,368,700, resulting in total impairment charges of $13,956,700 on the property. Subsequent to March 31, 2026, the property was sold for $7,990,000. During the three months ended March 31, 2025, we did not have any assets held for sale.
4.    Net Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock units (“RSUs”) and certain shares underlying our previously outstanding 0.75% Convertible Senior Notes due 2025 (the "Convertible Notes") and the warrants (the "Warrants") relating to the Call Spread Transactions (as defined in Note 5), as applicable. A reconciliation of the denominators of the basic and diluted EPS calculations follows (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net earnings	$30,009	$7,514
Denominator:
Weighted average shares used to compute basic EPS	30,788	31,839
Dilutive potential common shares due to dilutive RSUs, net of tax effect	68	176
Dilutive potential common shares due to the Convertible Notes	—	1,731
Dilutive potential common shares due to the Warrants	—	937
Weighted average shares used to compute diluted EPS	30,856	34,683
Net earnings per share:
Basic	$0.97	$0.24
Diluted	$0.97	$0.22
For the three months ended March 31, 2026 and 2025, approximately 286,000 and 57,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
ABL revolving credit facility	$975,670	$868,209
Senior unsecured notes due 2032	493,356	493,085
Other financing obligations	19	41
Total	1,469,045	1,361,335
Less: current portion of long-term debt	(13)	(8)
Long-term debt	$1,469,032	$1,361,327

On December 19, 2025, we entered into the Sixth Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our ABL facility. The amendment, among other things, increased the maximum borrowing amount under the ABL facility from $1,800,000,000 to $2,000,000,000, including a maximum borrowing capacity that could be used for borrowing by certain foreign subsidiaries of $350,000,000. The amendment also extended the maturity date of the ABL facility from July 22, 2027 to December 19, 2030 and increased our flexibility with respect to the sale of receivables. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. As of March 31, 2026, eligible accounts receivable and inventory permitted availability to $1,955,867,000 of the full $2,000,000,000 facility amount, of which $975,670,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of March 31, 2026, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of March 31, 2026, no such events have occurred.
The Senior Notes consist of the following balances reported within the consolidated balance sheets (in thousands):

	March 31, 2026	December 31, 2025
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated accretion	(6,644)	(6,915)
Net carrying amount	$493,356	$493,085
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
The Convertible Notes were reflected in the consolidated balance sheets prior to their maturity.
The effective interest rate on the principal of the Convertible Notes was 0.75%.Interest expense recognized for the three months ended March 31, 2025 consisted of contractual coupon interest and amortization of debt issuance costs and was included in the consolidated statement of operations.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
During 2025, the remaining 1,536,948 Warrants were either settled or expired with no value. We issued an aggregate of 215,324 shares of our common stock to settle the remaining Warrants. As a result, there were no outstanding Warrants as of December 31, 2025 or March 31, 2026.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. As of March 31, 2026, we have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $375,000,000, including a $25,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of March 31, 2026, our combined inventory financing facilities had a total maximum capacity of $705,000,000, of which $259,611,000 was outstanding.
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
6.    Income Taxes

Our effective tax rates were 39.4% and 60.5% for the three months ended March 31, 2026 and 2025, respectively. For both periods, the effective tax rate was unfavorably impacted by state income taxes, higher taxes on earnings in foreign jurisdictions, and the non-deductibility of losses from the revaluation of earnout liabilities. The effective tax rate for the three months ended March 31, 2026 was further increased by tax shortfalls on share-based compensation. The effective tax rate for the three months ended March 31, 2025 was further increased by the non-deductibility of net losses associated with warrant settlement liabilities, partially offset by a non-recurring release of a valuation allowance on foreign tax credit carryforwards.
As of March 31, 2026 and December 31, 2025, we had approximately $14,327,000 and $13,272,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $2,085,000 and $1,667,000, respectively, related to accrued interest. In the future, if recognized, the remaining liability associated with uncertain tax positions could affect our effective tax rate.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
7.    Share Repurchase Program
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299,000,000 of our common stock, including amounts that remained from prior authorizations. As of March 31, 2026, approximately $224,000,000 remained available for repurchases under our share repurchase program. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended March 31, 2026, we repurchased 899,561 shares of our common stock on the open market at a total cost of approximately $75,000,000 (an average price of $83.37 per share). During the three months ended March 31, 2025, we did not repurchase any shares of our common stock. All shares repurchased during the three months ended March 31, 2026 were retired.
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of March 31, 2026, we had approximately $38,381,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at March 31, 2026. Accordingly, we have not accrued any liabilities related to such performance bonds in our consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At March 31, 2026, we had a remaining purchase commitment of $51,235,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment was required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases did not meet the required commitment by November 29, 2026, the Company could extend the term of the commitment through November 29, 2027. During this extended period, any credit balance would remain available for payment against the usage of the subscribed products. As of March 31, 2026, the Company has satisfied the minimum purchase commitment under this agreement and has no remaining purchase commitment outstanding.
As of March 31, 2026, the Company has recorded a contingent liability of approximately $27,793,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
Management believes that payments, if any, related to these indemnifications are not probable at March 31, 2026. Accordingly, we have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,063,670	$143,478	$13,069	$1,220,217
Software	285,347	138,477	22,505	446,329
Services	333,788	90,896	36,756	461,440
	$1,682,805	$372,851	$72,330	$2,127,986
Major Client Groups
Large Enterprise / Corporate	$1,118,506	$296,318	$29,183	$1,444,007
Commercial	402,550	8,781	24,293	435,624
Public Sector	161,749	67,752	18,854	248,355
	$1,682,805	$372,851	$72,330	$2,127,986
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,535,405	$325,941	$57,933	$1,919,279
Net revenue recognition (Agent)	147,400	46,910	14,397	208,707
	$1,682,805	$372,851	$72,330	$2,127,986

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended March 31, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,006,294	$128,864	$6,358	$1,141,516
Software	396,733	138,296	31,255	566,284
Services	297,616	75,668	22,472	395,756
	$1,700,643	$342,828	$60,085	$2,103,556
Major Client Groups
Large Enterprise / Corporate	$1,160,582	$252,226	$19,593	$1,432,401
Commercial	393,213	12,137	18,720	424,070
Public Sector	146,848	78,465	21,772	247,085
	$1,700,643	$342,828	$60,085	$2,103,556
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,573,050	$307,985	$52,614	$1,933,649
Net revenue recognition (Agent)	127,593	34,843	7,471	169,907
	$1,700,643	$342,828	$60,085	$2,103,556
The method for determining what information regarding operating segments, products and services, geographic areas of operation and major clients to report is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources. Our CODM is our Chief Executive Officer, which was Joyce Mullen as of March 31, 2026. Effective as of April 13, 2026, Jack Azagury serves as our Chief Executive Officer.
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three months ended March 31, 2026 or 2025.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended March 31, 2026
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,063,670	$143,478	$13,069	$1,220,217
Software	285,347	138,477	22,505	446,329
Services	333,788	90,896	36,756	461,440
Total net sales	1,682,805	372,851	72,330	2,127,986
Costs of goods sold:
Hardware	932,268	124,931	11,821	1,069,020
Software	265,652	131,456	21,516	418,624
Services	131,559	29,661	16,971	178,191
Total costs of goods sold	1,329,479	286,048	50,308	1,665,835
Gross Profit:
Hardware	131,402	18,547	1,248	151,197
Software	19,695	7,021	989	27,705
Services	202,229	61,235	19,785	283,249
Gross profit	353,326	86,803	22,022	462,151
Operating expenses:
Significant selling and administrative expenses	230,927	72,041	18,035	321,003
Adjusted earnings from operations	$122,399	$14,762	$3,987	$141,148

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended March 31, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,006,294	$128,864	$6,358	$1,141,516
Software	396,733	138,296	31,255	566,284
Services	297,616	75,668	22,472	395,756
Total net sales	1,700,643	342,828	60,085	2,103,556
Costs of goods sold:
Hardware	876,883	112,040	5,596	994,519
Software	377,432	130,936	28,939	537,307
Services	126,876	27,925	10,452	165,253
Total costs of goods sold	1,381,191	270,901	44,987	1,697,079
Gross Profit:
Hardware	129,411	16,824	762	146,997
Software	19,301	7,360	2,316	28,977
Services	170,740	47,743	12,020	230,503
Gross profit	319,452	71,927	15,098	406,477
Operating expenses:
Significant selling and administrative expenses	225,592	59,328	10,358	295,278
Adjusted earnings from operations	$93,860	$12,599	$4,740	$111,199
Our CODM uses Adjusted earnings from operations ("Adjusted EFO") when assessing the performance of and deciding how to allocate resources to the operating segments. For example, Adjusted earnings from operations is a basis for executive variable compensation. Significant selling and administrative expenses primarily reflect personnel costs, including teammate benefits. Effective in the first quarter of 2026, we transitioned to an updated definition of Adjusted EFO that also excludes stock‑based compensation expense in order to improve comparability across companies. Prior period segment information has been recast to conform to the current period presentation. Adjusted earnings from operations excludes amortization of intangible assets, severance and restructuring expenses, acquisition and integration related expenses, stock-based compensation expense and certain other expenses. These other expenses include transformation costs, revaluation of earnout liabilities and other non-significant expenses. Our CODM uses comparisons of actual Adjusted earnings from operations against budgets, forecasts and prior periods as a basis for assessing current period segment performance as well as for determining necessary resources to assign, including for determining necessary investments or reductions in resources.
The following is a summary of our total assets by reportable operating segment (in thousands):

	March 31, 2026	December 31, 2025
North America	$6,980,474	$7,018,025
EMEA	3,450,113	2,528,292
APAC	472,225	412,016
Corporate assets and intercompany eliminations, net	(847,535)	(870,961)
Total assets	$10,055,277	$9,087,372

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization of property and equipment:
North America	$6,073	$6,277
EMEA	1,036	857
APAC	310	97
	7,419	7,231
Amortization of intangible assets:
North America	18,644	16,804
EMEA	1,813	1,744
APAC	602	—
	21,059	18,548
Total	$28,478	$25,779
10.    Acquisition
Sekuro
Effective October 31, 2025, we acquired 100 percent of the issued and outstanding shares of Sekuro Limited ("Sekuro") for a preliminary cash purchase price of approximately $79,498,000, net of cash, cash equivalents, and restricted cash acquired of $3,822,000, which is comprised of the initial purchase price of $85,347,000 paid in cash upon the acquisition, partially offset by the contractual adjustments to the purchase price of $2,027,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $11,439,000, which provide an incentive opportunity for the sellers to earn up to AUD122,500,000, contingent upon Sekuro achieving certain EBITDA and net revenue performance targets through October 2027. The AUD122,500,000 includes up to AUD42,500,000 available to the sellers for over achievement against EBITDA and net revenue performance targets. Sekuro is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. We believe the acquisition positions us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape.

The preliminary fair value of net assets acquired was approximately $16,183,000, including approximately $21,431,000 of identifiable intangible assets, consisting primarily of customer relationships of $20,379,000 that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $6,429,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and final assessments of various other assets and liabilities could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $74,754,000, which was recorded in our APAC operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

We recognized a net loss of $4,007,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three months ended March 31, 2026.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Inspire11
Effective October 1, 2025, we acquired 100 percent of the issued and outstanding equity of Inspire11 LLC ("Inspire11") for a cash purchase price of approximately $209,822,000, net of cash and cash equivalents acquired of $1,413,000, which is comprised of the initial purchase price of $205,171,000 paid in cash upon the acquisition, and a seller retention fund of $6,300,000 and other costs of $160,000 payable post-closing, partially offset by the contractual adjustments to the purchase price of $351,000 and settlement of pre-existing relationship of $45,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $37,790,000, which provide an incentive opportunity for the sellers to earn up to $66,000,000, contingent upon Inspire11 achieving certain EBITDA performance targets through September 2027. Inspire11 is an award-winning technology delivery firm with deep advisory, data, and AI expertise. We believe this acquisition strengthens our capabilities as a leading solutions integrator through the integration of proven AI delivery accelerators, deep data and analytics expertise, and a results-driven methodology to convert AI initiatives into tangible business value and transformative growth.

The preliminary fair value of net assets acquired was approximately $59,146,000, including approximately $50,800,000 of identifiable intangible assets, consisting primarily of customer relationships of $28,000,000 and non-compete agreements of $21,300,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and various accrued expense balance assessments, including tax related liabilities, could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $188,466,000, which was recorded in our North America operating segment. Approximately 98% of goodwill is expected to be deductible for income tax purposes.

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

We recognized a net loss of $6,620,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three months ended March 31, 2026.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
the acquisition of Infocenter and, accordingly, we have not presented pro forma information as if the acquisition had been completed at the beginning of each period presented in our consolidated statement of operations.

We recognized net losses of $14,666,000 and $15,200,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three months ended March 31, 2026 and 2025, respectively. On July 1, 2025, we paid approximately $39,602,000 for Infocenter's first earnout period.
11. Derivative Financial Instruments
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
We use foreign exchange forward contracts to mitigate risk associated with our net investment in foreign currency denominated operations. These forward contracts are designated as net investment hedges. In December 2025, we entered into two foreign exchange forward contracts to mitigate risk associated with our foreign operations denominated in Euros. These forward contracts, one for three years and another for five years, each have a notional value of $50,000,000. These foreign currency forward contracts are carried at fair value. Changes in the fair value of these instruments during the three months ended March 31, 2026 were immaterial.
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
12.    Subsequent Event
Sale of the Santa Monica Property
Our property in Santa Monica, California, which had been classified as held for sale as of March 31, 2026, was sold on April 3, 2026 for gross proceeds of $7,990,000. The Santa Monica property was acquired as part of an acquisition completed in 2019. Through March 31, 2026, the Company had recorded cumulative impairment charges of $13,956,700 related to the property. The sale occurred subsequent to the reporting period and, accordingly, was not reflected in the accompanying unaudited condensed consolidated financial statements.
New Chief Executive Officer

Effective April 13, 2026, Mr. Azagury was appointed as President and Chief Executive Officer of the Company and as a member of the Company’s board of directors, succeeding Ms. Mullen. The effective date of Mr. Azagury's appointment occurred subsequent to the reporting period and did not impact the accompanying unaudited condensed consolidated financial statements. Ms. Mullen will continue to serve in a consulting and advisory role pursuant to the terms of her executive employment agreement.

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
Quarterly Overview
Today, every business is a technology business. At Insight, we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity, helping our clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 38 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our offerings in North America and certain countries in EMEA and APAC include hardware, software and services, including cloud solutions. Our offerings in the remainder of our EMEA and APAC segments consist largely of software and certain software-related services and cloud solutions.
On a consolidated basis, for the three months ended March 31, 2026:
•Net sales of $2.1 billion increased 1% compared to the three months ended March 31, 2025. The increase was primarily due to increases in services and hardware net sales as well as continued net revenue recognition in instances where Insight is the agent, partially offset by a decrease in software net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales decreased 1% compared to the first quarter of 2025.
•Gross profit of $462.2 million increased 14% compared to the three months ended March 31, 2025, primarily driven by increases in cloud solution offerings and Insight Core Services. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 11% compared to the first quarter of 2025.
•Compared to the three months ended March 31, 2025, gross margin expanded approximately 240 basis points to 21.7% of net sales in the three months ended March 31, 2026. This expansion reflects higher margin contributed by services net sales, including both cloud solution offerings and Insight Core Services, compared to the same period in the prior year.
•Earnings from operations increased 19%, year over year, to $71.7 million in the first quarter of 2026 compared to $60.1 million in the first quarter of 2025. The net change reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 17% year over year.
•Net earnings and diluted earnings per share were $30.0 million and $0.97, respectively, for the first quarter of 2026. This compares to net earnings of $7.5 million and diluted earnings per share of $0.22 for the first quarter of 2025. The increase in net earnings was primarily due to an increase in earnings from operations in the first quarter of 2026 and the revaluation of warrant settlement liabilities recorded in the first quarter of 2025. Diluted earnings per share increased more than 100% year over year, primarily as a result of an increase in net earnings and a decrease in dilutive shares outstanding in the first quarter of 2026. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share also increased more than 100% year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
In discussing financial results for the three months ended March 31, 2026 and 2025, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with United States generally accepted accounting principles (“GAAP”). When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

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
Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our condensed consolidated financial statements, including the changes in certain key items in those consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities in the first quarter of 2026 consistent with the prior year. Interest rates are expected to hold steady and continue to remain higher than historical rates throughout most of 2026. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. Currently, our supply chain is impacted by the global memory chip shortage, which has resulted in lower overall supply and increased pricing and may result in further constrained overall supply and upward pressure on pricing. Additionally, international conflicts, including the war in Iran, may impact supply chain and increase inflation. We are mindful of the potential effects these conditions could have on our clients, partners and prospects in 2026 and beyond.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Costs of goods sold	78.3	80.7
Gross profit	21.7	19.3
Selling and administrative expenses	18.0	16.1
Severance and restructuring expenses, net and acquisition and integration related expenses	0.3	0.3
Earnings from operations	3.4	2.9
Non-operating expense, net	1.1	2.0
Earnings before income taxes	2.3	0.9
Income tax expense	0.9	0.5
Net earnings	1.4%	0.4%
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
Our gross profit across the business and related to product versus services sales are, and will continue to be, impacted by partner incentives, which can and do change significantly in the amounts made available and the related product or services sales being incentivized by the partner. Incentives from our largest partners are significant and changes in the incentive requirements, which occur regularly, could impact our results of operations to the extent we are unable to effectively shift our focus and efficiently respond to them. For a discussion of risks associated with our reliance on partners, see “Risk Factors – Risks related to Our Business, Operations and Industry – We rely on our partners for product availability, competitive products to sell and marketing funds and purchasing incentives, which can and do change significantly in the amounts made

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
available and the requirements year over year,” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Sales. Net sales of $2.1 billion for the three months ended March 31, 2026 increased 1%, year over year, compared to the three months ended March 31, 2025, primarily reflecting increases in our EMEA and APAC operating segments, partially offset by a decrease in our North America operating segment.

Our net sales by operating segment were as follows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		% Change
	2026	2025
North America	$1,682,805	$1,700,643	(1)%
EMEA	372,851	342,828	9%
APAC	72,330	60,085	20%
Consolidated	$2,127,986	$2,103,556	1%
Our net sales by offering category for North America for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2026	2025
Hardware	$1,063,670	$1,006,294	6%
Software	285,347	396,733	(28)%
Services	333,788	297,616	12%
	$1,682,805	$1,700,643	(1)%
Net sales in North America decreased 1%, or $17.8 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by decreases in software net sales of 28%. The decrease was partially offset by increases in services and hardware net sales of 12% and 6%, year over year, respectively. The net changes for the three months ended March 31, 2026 were the result of the following:
•The increase in hardware net sales was primarily due to a mix of higher volume of sales and higher selling price to large enterprise clients. This reflects an increase in both devices and infrastructure net sales.
•The increase in services net sales was due to an increase in cloud solution offerings combined with an increase in Insight Delivered services from the Inspire11 acquisition.
•The decrease in software net sales was primarily due to changes in certain vendor relationships (shifting us from a principal to an agent role), as well as the continued migration of on-premise software to cloud solutions, in each case, reported net in services net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for EMEA for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2026	2025
Hardware	$143,478	$128,864	11%
Software	138,477	138,296	—%
Services	90,896	75,668	20%
	$372,851	$342,828	9%
Net sales in EMEA increased 9%, or $30.0 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA remained relatively flat, year to year. Net sales of services and hardware increased by 20% and 11%, respectively, year over year, with software net sales remaining flat, year over year. The net changes for the three months ended March 31, 2026 were the result of the following:
•The increase in hardware net sales was primarily due to higher volume of sales to large enterprise clients, partially offset by lower volume of sales to commercial and public sector clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services and other agency net sales.
Our net sales by offering category for APAC for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended March 31,		% Change
Sales Mix	2026	2025
Hardware	$13,069	$6,358	106%
Software	22,505	31,255	(28)%
Services	36,756	22,472	64%
	$72,330	$60,085	20%
Net sales in APAC increased 20%, or $12.2 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 11%, year over year. Net sales of hardware and services increased by 106% and 64%, respectively, year over year. These increases were partially offset by a decrease in software net sales of 28%, year to year. The net changes for the three months ended March 31, 2026 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to enterprise and commercial clients.
•The increase in services net sales was primarily due to the acquisition of Sekuro in November 2025.
•The decrease in software net sales was primarily driven by a continued migration of on-premise software to cloud solutions, reported net in services net sales.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three months ended March 31, 2026 and 2025:

	North America		EMEA		APAC
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Sales Mix	2026	2025	2026	2025	2026	2025
Hardware	63%	59%	39%	38%	18%	11%
Software	17%	23%	37%	40%	31%	52%
Services	20%	18%	24%	22%	51%	37%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 14%, or $55.7 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with gross margin expanding approximately 240 basis points to 21.7% for the three months ended March 31, 2026 compared to 19.3% for the three months ended March 31, 2025.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	% of Net Sales	2025	% of Net Sales
North America	$353,326	21.0%	$319,452	18.8%
EMEA	86,803	23.3%	71,927	21.0%
APAC	22,022	30.4%	15,098	25.1%
Consolidated	$462,151	21.7%	$406,477	19.3%
North America's gross profit for the three months ended March 31, 2026 increased 11%, or $33.9 million, compared to the three months ended March 31, 2025. As a percentage of net sales, gross margin expanded approximately 220 basis points to 21.0%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin of 188 basis points combined with expansion in product margin of 23 basis points.
•The increase in services margin primarily reflects an increase in margin contribution from cloud solution offerings combined with an increase in margin contribution from Insight Core Services.
•The expansion in product margin primarily reflects improved performance in partner programs, partially offset by a mix of hardware sales with lower margins compared to the prior year period.

EMEA's gross profit for the three months ended March 31, 2026 increased 21%, or $14.9 million, year over year (increasing 11% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, gross margin expanded 230 basis points to 23.3%, year over year. The year over year net expansion in gross margin was attributable to the following:

•An increase in services margin of 250 basis points partially offset by a contraction in product margin of 20 basis points.
•The increase in services margin is primarily the result of increased margin contribution from cloud solution offerings.
•The contraction in product margin is primarily the result of sales at lower margins than in the prior year period for both hardware and software.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's gross profit for the three months ended March 31, 2026 increased 46%, or $6.9 million, year over year (increasing 35% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, gross margin expanded 530 basis points to 30.4%, year over year. The year over year net expansion in gross margin was attributable to a net expansion in services margin of 735 basis points due to the acquisition of Sekuro, partially offset by a contraction in product margin of 203 basis points.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2026 increased 13%, or $44.8 million, compared to the three months ended March 31, 2025 (an increase of 11% when excluding the effects of fluctuating foreign currency exchange rates).
Selling and administrative expenses increased approximately 190 basis points as a percentage of net sales in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall net increase in selling and administrative expenses primarily reflects an increase in personnel costs of $24.0 million and other expenses of approximately $16.5 million. The increase in personnel costs was driven by variable compensation costs and expenses from acquisitions in Q4 2025. The increase in other expenses primarily reflects a net loss on revaluation of earnout liabilities of approximately $25.3 million for the first quarter of 2026 compared to a net loss of $15.2 million for the first quarter of 2025 primarily due to the acquisitions of Inspire 11 and Sekuro. We also incurred transformation costs in the current and prior year periods of $6.5 million and $1.3 million, respectively. We have been undergoing a transformation of our business in phases across the global organization to help us achieve our strategic objectives, including becoming a leading solutions integrator. These costs are unique in nature to the individual transformation phases and are generally not expected to recur in the longer term.
Severance and Restructuring Expenses, net. During the three months ended March 31, 2026, we recorded severance and restructuring expenses, net of adjustments, of approximately $6.5 million. Comparatively, during the three months ended March 31, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $7.0 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
Acquisition and Integration Related Expenses. During the three months ended March 31, 2025, we recorded acquisition and integration related expenses of approximately $0.2 million with no significant comparable activity during the three months ended March 31,2026.
Earnings from Operations. Earnings from operations increased 19%, or $11.6 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	% of Net Sales	2025	% of Net Sales
North America	$66,198	3.9%	$50,790	3.0%
EMEA	6,605	1.8%	5,011	1.5%
APAC	(1,121)	(1.5)%	4,302	7.2%
Consolidated	$71,682	3.4%	$60,103	2.9%
North America's earnings from operations for the three months ended March 31, 2026 increased 30%, or $15.4 million, compared to the three months ended March 31, 2025. As a percentage of net sales, earnings from operations increased by approximately 90 basis points to 3.9%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, including expenses relating to the acquisition of Inspire11, when compared to the three months ended March 31, 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
EMEA's earnings from operations for the three months ended March 31, 2026 increased 32%, or $1.6 million (increasing 22% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, earnings from operations increased by approximately 30 basis points to 1.8%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in transformation costs within selling and administrative expenses, when compared to the three months ended March 31, 2025.
APAC's earnings from operations for the three months ended March 31, 2026 decreased 126%, or $5.4 million (decreasing 125% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, earnings from operations decreased by approximately 870 basis points to (1.5)%. The decrease in earnings from operations was driven by expenses related to the acquisition of Sekuro, partially offset by an increase in gross profit when compared to the three months ended March 31, 2025.
Adjusted Earnings from Operations. Adjusted earnings from operations increased 27%, or $29.9 million, year over year, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	% of Net Sales	2025	% of Net Sales
North America	$122,399	7.3%	$93,860	5.5%
EMEA	14,762	4.0%	12,599	3.7%
APAC	3,987	5.5%	4,740	7.9%
Consolidated	$141,148	6.6%	$111,199	5.3%
North America’s Adjusted earnings from operations for the three months ended March 31, 2026 increased 30%, or $28.5 million, compared to the three months ended March 31, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 180 basis points to 7.3%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the three months ended March 31, 2026 increased 17%, or $2.2 million (increasing 9% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 30 basis points to 4.0%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the three months ended March 31, 2026 decreased 16%, or $0.8 million (decreasing 21% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended March 31, 2025. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 240 basis points to 5.5%. The decrease in Adjusted earnings from operations was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended March 31, 2026 increased 51%, or $8.0 million, compared to the three months ended March 31, 2025. This was primarily due to the higher loan

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
balances under our ABL facility and decreased interest income, partially offset by lower interest rates on ABL borrowings in the current year period.

Imputed interest under our inventory financing facilities was $2.7 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025. For a description of our various financing facilities, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Other Income (Expense), Net. Other income (expense), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the three months ended March 31, 2025 in connection with the cash settlement of a portion of the Warrants, with no comparable activity in the three months ended March 31, 2026 For additional information regarding the Warrants, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 39.4% for the three months ended March 31, 2026 was lower than our effective tax rate of 60.5% for the three months ended March 31, 2025. The decrease primarily reflects the non-deductibility of net losses related to the fair value adjustment associated with warrant settlement liabilities during the three months ended March 31, 2025, which did not recur during the three months ended March 31, 2026, and a year to year decrease in non‑deductible net losses related to the revaluation of earnout liabilities. These items were partially offset by a non-recurring foreign tax credit valuation allowance release recorded in the three months ended March 31, 2025 and current period tax shortfalls relating to share-based compensation.
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations (which we also refer to as "Adjusted earnings from operations") excludes (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, (vii) impairment losses on long lived real estate assets held for sale, and (viii) stock-based compensation expense, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended March 31, 2026
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$66,198	$6,605	$(1,121)	$71,682
Amortization of intangible assets	18,644	1,813	602	21,059
Change in fair value of earnout liabilities	21,286	—	4,007	25,293
Transformation costs	3,582	2,922	—	6,504
Impairment loss on a long lived real estate asset held for sale	1,369	—	—	1,369
Severance and restructuring expenses, net	4,641	1,750	94	6,485
Acquisition and integration related expenses	61	(16)	(44)	1
Stock-based compensation expense	6,060	1,688	449	8,197
Other*	558	—	—	558
Adjusted non-GAAP earnings from operations	$122,399	$14,762	$3,987	$141,148

GAAP EFO as a percentage of net sales	3.9%	1.8%	(1.5%)	3.4%
Adjusted non-GAAP EFO as a percentage of net sales	7.3%	4.0%	5.5%	6.6%

	Three Months Ended March 31, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$50,790	$5,011	$4,302	$60,103
Amortization of intangible assets	16,804	1,744	—	18,548
Change in fair value of earnout liabilities	15,200	—	—	15,200
Transformation costs	860	410	—	1,270
Severance and restructuring expenses, net	3,111	3,853	62	7,026
Acquisition and integration related expenses	170	—	5	175
Stock-based compensation expense	6,895	1,581	371	8,847
Other*	30	—	—	30
Adjusted non-GAAP earnings from operations	$93,860	$12,599	$4,740	$111,199

GAAP EFO as a percentage of net sales	3.0%	1.5%	7.2%	2.9%
Adjusted non-GAAP EFO as a percentage of net sales	5.5%	3.7%	7.9%	5.3%

*
Other includes certain executive recruitment and hiring related expenses. Certain executive recruitment and hiring related expenses were $0.6 million for the three months ended March 31, 2026, compared to immaterial amounts for the three months ended March 31, 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$32,383	$78,050
Net cash used in investing activities	(5,995)	(7,130)
Net cash provided by (used in) financing activities	64,285	(15,473)
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(7,776)	7,177
Increase in cash, cash equivalents and restricted cash	82,897	62,624
Cash, cash equivalents and restricted cash at beginning of period	360,776	261,467
Cash, cash equivalents and restricted cash at end of period	$443,673	$324,091
Cash and Cash Flow
•Our primary use of cash during the three months ended March 31, 2026 was to repurchase shares of our common stock.
•Operating activities provided $32.4 million in cash during the three months ended March 31, 2026, compared to cash provided by operating activities of $78.1 million during the three months ended March 31, 2025.
•Capital expenditures were $6.0 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively.
•During the three months ended March 31, 2026, we repurchased $75.0 million of our common stock compared to no repurchases during the three months ended March 31, 2025.
•We had net borrowings under our ABL facility during the three months ended March 31, 2026 of $112.4 million compared to net borrowings of $423.8 million during the three months ended March 31, 2025.
•We had net borrowings under our inventory financing facilities of $35.0 million during the three months ended March 31, 2026 compared to net borrowings of $42.7 million during the three months ended March 31, 2025.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the three months ended March 31, 2025.
•We paid $138.9 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in the three months ended March 31, 2025. All Warrants were fully settled or expired by the end of 2025.
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
•Cash flow provided by operating activities in the first three months of 2026 was $32.4 million compared to cash provided by operating activities of $78.1 million in the first three months of 2025.
•The decrease in cash provided by operating activities period over period is primarily due to higher working capital requirements, driven mainly by an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Changes in accounts receivable and accounts payable were influenced by netting on certain agent revenue streams, including a significant ongoing agency transaction in our EMEA segment, as well as changes in vendor mix. In the first three months of 2026, our cash provided by operations was also positively impacted by the timing of receipts compared to partner payments.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $4.5 billion and $2.7 billion in the first quarter of 2026 and 2025, respectively.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts.
•We intend to use cash generated in the remainder of 2026 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, and to repurchase shares of our common stock.
Net cash used in investing activities

•Capital expenditures were $6.0 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively.
•We expect capital expenditures for the full year 2026 to be between approximately $20.0 and $30.0 million.
Net cash provided by (used in) financing activities

•During the three months ended March 31, 2026, we had net borrowings under our ABL facility of $112.4 million, which were primarily used to repurchase shares of our common stock.
•During the three months ended March 31, 2025, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $423.8 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes.
•We had net borrowings under our inventory financing facilities of $35.0 million during the three months ended March 31, 2026 compared to net borrowings of $42.7 million during the three months ended March 31, 2025.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the three months ended March 31, 2025.
•We paid $138.9 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in cash in the three months ended March 31, 2025. All Warrants were fully settled or expired by the end of 2025.
•During the three months ended March 31, 2026, we made earnout and acquisition related payments of $5.5 million primarily associated with our acquisition of Amdaris Group Limited.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the three months ended March 31, 2025, we did not make any earnout and acquisition related payments.
•During the three months ended March 31, 2026, we repurchased $75.0 million of our common stock.
•During the three months ended March 31, 2025, we did not repurchase any shares of our common stock.

Financing Facilities

•Our debt balance as of March 31, 2026 was $1.5 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of March 31, 2026, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At March 31, 2026, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of March 31, 2026, eligible accounts receivable and inventory were sufficient to permit access to $1,955.9 million of the full $2.0 billion under the ABL facility of which $975.7 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $705.0 million, of which $259.6 million was outstanding at March 31, 2026.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of March 31, 2026, we had approximately $325.2 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, Australia, and New Zealand. Certain of these cash balances will be remitted to the United States or other countries by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Contractual Obligations
Other than as described in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of March 31, 2026, the fair market value of our Senior Notes was $483.0 million. For additional information about our Senior Notes, see Note 5 to our Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of March 31, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended March 31, 2026.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	—	$—	—	$299,000,000
February1, 2026 through February 28, 2026	229,549	83.46	229,549	279,840,732
March 1, 2026 through March 31, 2026	670,012	83.34	670,012	224,000,082
Total	899,561		899,561
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299.0 million of our common stock, including approximately $149.0 million that remained from prior authorizations. As of March 31, 2026, approximately $224.0 million remained available for repurchases under our share repurchase program.
In accordance with the share repurchase program, share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased, and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
Item 3. Defaults Upon Senior Securities.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	10-K	000-25092	3.1	February 17, 2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 21, 2015
3.3	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
10.1	Executive Employment Agreement between the Company and Joyce Mullen effective November 7, 2025.					X
10.2	Executive Employment Agreement between the Company and Sam Cowley, effective April 1, 2026.					X
10.3	Executive Employment Agreement and Offer Letter between the Company and Jack Azagury entered into as of March 23, 2026.					X
10.4	Executive Employment Agreement between the Company and Karim Adatia effective April 1, 2026.					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
*    Furnished herewith

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2026	INSIGHT ENTERPRISES, INC.

		By:	/s/ Jack Azagury
Jack Azagury
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)