Form 10-Q
period 2026-06-30
INSIGHT ENTERPRISES INC
filed 2026-08-06
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
The number of shares outstanding of the issuer’s common stock as of July 31, 2026 was 29,348,850.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended June 30, 2026

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including due to impacts of the current global memory chip shortage; our expectations regarding certain trends for our business, including that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that interest rates will hold steady and continue to remain higher than historical rates throughout most of 2026, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; our belief that we have adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in excess of working capital needs to pay down our senior secured revolving credit facility (the “ABL facility") and inventory financing facilities and to repurchase shares of our common stock; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in "Risk Factors" in Part II, Item 1A of this report:

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

INSIGHT ENTERPRISES, INC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$363,482	$358,020
Accounts receivable, net of allowance for doubtful accounts of $22,391 and $48,064, respectively	7,815,930	5,516,984
Inventories	247,889	160,648
Contract assets, net	58,589	65,745
Other current assets	309,554	260,990
Total current assets	8,795,444	6,362,387
Long-term contract assets, net	40,901	53,176
Property and equipment, net of accumulated depreciation and amortization of $195,811 and $184,730, respectively	186,314	188,449
Goodwill	1,166,420	1,169,734
Intangible assets, net of accumulated amortization of $361,507 and $320,553, respectively	383,589	426,237
Long-term accounts receivable, net	699,011	763,923
Other assets	122,071	123,466
	$11,393,750	$9,087,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$6,519,548	$4,263,796
Accounts payable—inventory financing facilities	266,636	225,035
Accrued expenses and other current liabilities	647,774	615,464
Current portion of long-term debt	—	8
Total current liabilities	7,433,958	5,104,303
Long-term debt	1,475,089	1,361,327
Deferred income taxes	70,477	70,715
Long-term accounts payable	619,579	715,494
Other liabilities	189,622	186,659
	9,788,725	7,438,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 29,515 shares at June 30, 2026 and 30,996 shares at December 31, 2025 issued and outstanding	295	310
Additional paid-in capital	171,931	164,560
Retained earnings	1,486,649	1,520,404
Accumulated other comprehensive loss – foreign currency translation adjustments	(53,850)	(36,400)
Total stockholders’ equity	1,605,025	1,648,874
	$11,393,750	$9,087,372
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Products	$1,885,609	$1,665,290	$3,552,155	$3,373,090
Services	513,888	426,192	975,328	821,948
Total net sales	2,399,497	2,091,482	4,527,483	4,195,038
Costs of goods sold:
Products	1,692,240	1,480,777	3,179,884	3,012,603
Services	185,655	168,378	363,846	333,631
Total costs of goods sold	1,877,895	1,649,155	3,543,730	3,346,234
Gross profit:
Products	193,369	184,513	372,271	360,487
Services	328,233	257,814	611,482	488,317
Gross profit	521,602	442,327	983,753	848,804
Operating expenses:
Selling and administrative expenses	384,575	352,314	768,558	691,487
Severance and restructuring expenses, net	5,795	3,405	12,280	10,431
Acquisition and integration related expenses	265	76	266	251
Earnings from operations	130,967	86,532	202,649	146,635
Non-operating expense (income):
Interest expense, net	24,409	22,352	48,042	37,977
Other (income) expense, net	248	13	(1,204)	25,482
Earnings before income taxes	106,310	64,167	155,811	83,176
Income tax expense	28,741	17,235	48,233	28,730
Net earnings	$77,569	$46,932	$107,578	$54,446
Net earnings per share:
Basic	$2.58	$1.48	$3.54	$1.71
Diluted	$2.57	$1.46	$3.53	$1.63
Shares used in per share calculations:
Basic	30,032	31,780	30,410	31,809
Diluted	30,174	32,121	30,515	33,402

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$77,569	$46,932	$107,578	$54,446
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	(11,200)	35,319	(17,450)	46,089
Total comprehensive income	$66,369	$82,251	$90,128	$100,535
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at March 31, 2026	30,191	$302	—	$—	$164,747	$(42,650)	$1,480,197	$1,602,596
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	24	—	—	—	(520)	—	—	(520)
Stock-based compensation expense	—	—	—	—	11,114	—	—	11,114
Employee stock purchase plan issuances	10	—	—	—	876	—	—	876
Excise tax on stock repurchases	—	—	—	—	(410)	—		(410)
Repurchase of treasury stock	—	—	(710)	(75,000)	—	—	—	(75,000)
Retirement of treasury stock	(710)	(7)	710	75,000	(3,876)	—	(71,117)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,200)	—	(11,200)
Net earnings	—	—	—	—	—	—	77,569	77,569
Balances at June 30, 2026	29,515	$295	—	$—	$171,931	$(53,850)	$1,486,649	$1,605,025
Balances at March 31, 2025	31,912	$319	—	$—	$144,941	$(70,388)	$1,516,072	$1,590,944
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	31	—	—	—	(1,327)	—	—	(1,327)
Stock-based compensation expense	—	—	—	—	9,061	—	—	9,061
Employee stock purchase plan issuances	9	—	—	—	1,181	—	—	1,181
Settlement upon early exercise of Warrants	68	1	—	—	(4)	—	—	(3)
Excise tax on stock repurchases	—	—	—	—	(506)	—	—	(506)
Repurchase of treasury stock	—	—	(600)	(76,118)	—	—	—	(76,118)
Retirement of treasury stock	(600)	(6)	600	76,118	(2,725)	—	(73,387)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	35,319	—	35,319
Net earnings	—	—	—	—	—	—	46,932	46,932
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
Balances at December 31, 2025	30,996	$310	—	$—	$164,560	$(36,400)	$1,520,404	$1,648,874
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	107	1	—	—	(3,973)	—	—	(3,972)
Stock-based compensation expense	—	—	—	—	19,311	—	—	19,311
Employee stock purchase plan issuances	22	—	—	—	1,772	—	—	1,772
Repurchase of treasury stock	—	—	(1,610)	(150,000)	—	—	—	(150,000)
Retirement of treasury stock	(1,610)	(16)	1,610	150,000	(8,652)	—	(141,332)	—
Excise tax on stock repurchases	—	—	—	—	(1,087)	—	(1)	(1,088)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17,450)	—	(17,450)
Net earnings	—	—	—	—	—	—	107,578	107,578
Balances at June 30, 2026	29,515	$295	—	$—	$171,931	$(53,850)	$1,486,649	$1,605,025
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	158	2	—	—	(12,419)			(12,417)
Stock-based compensation expense	—	—	—	—	17,909	—	—	17,909
Employee stock purchase plan issuances	16	—	—	—	2,368	—	—	2,368
Shares issued upon conversion of Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(2,833)	(28)	—	—	28	—	—	—
Repurchase of treasury stock	—	—	(600)	(76,118)	—	—	—	(76,118)
Retirement of treasury stock	(600)	(6)	600	76,118	(2,725)	—	(73,387)	—
Excise tax on stock repurchases	—	—	—	—	(505)	—	—	(505)
Settlement upon early exercise of Warrants	68				(196,900)			(196,900)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	46,089	—	46,089
Net earnings	—	—	—	—	—	—	54,446	54,446
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$107,578	$54,446
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	57,333	51,711
Provision for losses on accounts receivable	9,386	2,269
Provision for losses on contract assets	(744)	3,926
Non-cash stock-based compensation	19,311	17,909
Net change on revaluation of earnout liabilities	25,570	15,364
Earnout payments in excess of acquisition date fair value	(1,071)	—
Deferred income taxes	1,733	(13,689)
Net loss on revaluation of warrant settlement liabilities	—	25,069
Impairment loss on long lived real estate asset	2,033	12,588
Amortization of debt issuance costs	1,708	2,344
Other adjustments	61	(843)
Changes in assets and liabilities:
Increase in accounts receivable	(2,393,734)	(1,128,707)
Increase in inventories	(90,534)	(23,243)
Decrease in contract assets	20,203	36,227
Decrease in long-term accounts receivable	62,276	103,073
Increase in other assets	(54,336)	(61,411)
Increase in accounts payable	2,329,960	950,439
Decrease in long-term accounts payable	(93,537)	(103,511)
Increase (decrease) in accrued expenses and other liabilities	16,944	(42,962)
Net cash provided by (used in) operating activities:	20,140	(99,001)
Cash flows from investing activities:
Proceeds from sale of assets	7,985	—
Purchases of property and equipment	(13,855)	(11,978)
Net cash used in investing activities:	(5,870)	(11,978)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	3,129,000	3,103,360
Repayments on ABL revolving credit facility	(3,008,787)	(2,322,961)
Warrants settlement	—	(221,968)
Repayment of principal on the Convertible Notes	—	(333,091)
Net borrowings under inventory financing facilities	42,559	2,077
Payment of debt issuance costs	(366)	—
Repurchases of common stock	(150,000)	(76,118)
Earnout and acquisition related payments	(5,456)	—
Other payments	(3,115)	(12,181)
Net cash provided by financing activities:	3,835	139,118
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(12,321)	21,959
Increase in cash, cash equivalents and restricted cash	5,784	50,098
Cash, cash equivalents and restricted cash at beginning of period	360,776	261,467
Cash, cash equivalents and restricted cash at end of period	$366,560	$311,565
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Basis of Presentation and Recently Issued Accounting Standards
At Insight, we accelerate transformation by unlocking the power of people and technology. We turn complexity into clarity, helping our clients achieve meaningful business outcomes and drive real results at scale. We serve these clients in North America; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). As a Fortune 500-ranked Solutions Integrator, we deliver secure, end-to-end digital transformation and meet the needs of our clients through a comprehensive portfolio of solutions, far-reaching partnerships and 38 years of broad IT expertise. We amplify our solutions and services with global scale, local expertise and our e-commerce experience, enabling our clients to realize their digital ambitions in multiple ways. Our company is organized in the following three operating segments, which are primarily defined by their related geographies:

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2026 and our results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
The results of operations for interim periods are not necessarily indicative of results for the full year, due in part to the seasonal nature of our business. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the related notes thereto, in our Annual Report on Form 10-K for the year ended December 31, 2025.
The condensed consolidated financial statements include the accounts of Insight Enterprises, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Additionally, these estimates and assumptions affect the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to sales recognition, anticipated achievement levels under partner funding programs, assumptions related to stock-based compensation valuation, allowances for doubtful accounts and contract assets, valuation of inventories, valuation of acquired intangible assets, litigation-related obligations, valuation allowances for deferred tax assets and impairment of long-lived assets, including purchased intangibles and goodwill, if indicators of potential impairment exist.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)". The standard requires public business entities to disclose detailed information

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
about specific types of expenses that are relevant to certain line items on the income statement. The guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The standard modernizes the accounting guidance for internal‑use software costs by eliminating references to software development project stages and introducing a principles‑based capitalization model. Under the updated guidance, entities begin capitalizing internal‑use software costs when management has authorized and committed funding for the project and it is probable that the software will be completed and placed into service for its intended use. The guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those fiscal years. Early adoption is permitted, and the guidance may be applied prospectively, retrospectively, or using a modified retrospective approach. The Company is currently evaluating the impact the adoption of this standard will have on its condensed consolidated financial statements.
2.    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Current receivables, which are included in “Accounts receivable, net”	$7,815,930	$5,516,984
Contract assets, net	58,589	65,745
Long-term accounts receivable, net	699,011	763,923
Long-term contract assets, net	40,901	53,176
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	153,133	152,910
Significant changes in the gross contract assets balances during the six months ended June 30, 2026 are as follows (in thousands):

Contract Assets
Balances at December 31, 2025	$126,228
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(36,195)
Contract assets recognized, net of reclassification to receivables	14,519
Balances at June 30, 2026	$104,552
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of June 30, 2026, contract assets, net of allowances, were $99,490,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Gross contract assets by our internal risk ratings as of June 30, 2026 are summarized as follows (in thousands):

Contract Assets
Low risk	$31,321
Moderate risk	52,292
High risk	20,939
Total contract assets	$104,552
Changes in the contract liabilities balances during the six months ended June 30, 2026 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2025	$152,910
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(90,561)
Cash received in advance and not recognized as revenue	90,784
Balances at June 30, 2026	$153,133
During the six months ended June 30, 2025, the Company recognized revenue of $54,920,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2026	$108,132
2027	113,537
2028	54,042
2029 and thereafter	28,311
Total remaining performance obligations	$304,022
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Certain contracts are cancellable for convenience and are effectively month-to-month. These contracts are excluded from the total remaining performance obligation disclosure under the practical expedient for contracts with an original expected duration of one year or less. Additionally, for our time and material services contracts, including disposal service arrangements, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of June 30, 2026 and do not disclose information about related remaining performance obligations in the table above.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
During the three months ended June 30, 2026, the property was sold for $7,990,000 and an additional impairment charge of $664,000 was recorded at the time of sale. During the six months ended June 30, 2026, total impairment charges of $2,033,000 were recorded, resulting in cumulative impairment charges of $14,621,000 for the property.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net earnings	$77,569	$46,932	$107,578	$54,446
Denominator:
Weighted average shares used to compute basic EPS	30,032	31,780	30,410	31,809
Dilutive potential common shares due to dilutive RSUs, net of tax effect	142	51	105	114
Dilutive potential common shares due to the Convertible Notes	—	—	—	865
Dilutive potential common shares due to the Warrants	—	290	—	614
Weighted average shares used to compute diluted EPS	30,174	32,121	30,515	33,402
Net earnings per share:
Basic	$2.58	$1.48	$3.54	$1.71
Diluted	$2.57	$1.46	$3.53	$1.63
For the three and six months ended June 30, 2026, approximately 123,000 and 205,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2025, approximately 212,000 and 135,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
ABL revolving credit facility	$981,733	$868,209
Senior unsecured notes due 2032	493,356	493,085
Other financing obligations	—	41
Total	1,475,089	1,361,335
Less: current portion of long-term debt	—	(8)
Long-term debt	$1,475,089	$1,361,327

On May 28, 2026, we entered into the Seventh Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our ABL facility. The amendment, among other things, added a $100 million swingline sub-facility. The ABL facility has a maximum borrowing capacity of $2,000,000,000, including a maximum borrowing capacity of $350,000,000 available for borrowings by certain foreign subsidiaries. The facility matures on December 19, 2030. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. As of June 30, 2026, eligible accounts receivable and inventory permitted availability to the full $2,000,000,000 facility amount, inclusive of the swingline sub-facility, of which $981,733,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of June 30, 2026, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of June 30, 2026, no such events have occurred.
The Senior Notes consist of the following balances reported within the condensed consolidated balance sheets (in thousands):

	June 30, 2026	December 31, 2025
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated accretion	(6,644)	(6,915)
Net carrying amount	$493,356	$493,085
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
The Convertible Notes were reflected in the condensed consolidated balance sheets prior to their maturity. The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense recognized for the six months ended June 30, 2025 consisted of contractual coupon interest and amortization of debt issuance costs and was included in the condensed consolidated statement of operations.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
During 2025, the remaining 1,536,948 Warrants were either settled or expired with no value. We issued an aggregate of 215,324 shares of our common stock to settle the remaining Warrants. As a result, there were no outstanding Warrants as of December 31, 2025 or June 30, 2026.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. As of June 30, 2026, we have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $425,000,000, including a $50,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of June 30, 2026, our combined inventory financing facilities had a total maximum capacity of $755,000,000, of which $266,636,000 was outstanding.
The inventory financing facilities will remain in effect until they are terminated by any of the parties. If balances are not paid within stated vendor terms (typically 60 days), they will accrue interest at prime plus 2.00% on the MUFG facility, Canadian Overnight Repo Rate Average plus 4.50% on the Canada facility and Term SOFR, EURIBOR, or SONIA, as applicable, plus 4.50% and 0.25% on the PNC (other than the Canada facility) and EMEA facilities, respectively. Amounts outstanding under these facilities are classified separately as accounts payable – inventory financing facilities in the accompanying condensed consolidated balance sheets and within cash flows from financing activities in the accompanying condensed consolidated statements of cash flows. We impute interest on the average daily balance outstanding during these stated vendor terms based on our incremental borrowing rate during the period.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
6.    Income Taxes

Our effective tax rates were 27.0% and 31.0% for the three and six months ended June 30, 2026, respectively, compared to the U.S. federal statutory rate of 21.0%. The higher effective tax rates were due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions. The six-month period was further impacted by the non-deductibility of losses from the revaluation of earnout liabilities, and tax shortfalls on share-based compensation.

Our effective tax rates for the three and six months ended June 30, 2025 were 26.9% and 34.5%, respectively, compared to the U.S. federal statutory rate of 21.0%. The higher effective tax rate for the three-month period was due primarily to state income taxes and higher taxes on earnings in foreign jurisdictions, partially offset by research and development tax benefits. The higher rate for the six-month period was due primarily to the non-deductibility of losses related to the warrant fair value adjustments and the revaluation of earnout liabilities, partially offset by a valuation allowance reduction on foreign tax credit carryforwards.
As of June 30, 2026 and December 31, 2025, we had approximately $15,035,000 and $13,272,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $2,303,000 and $1,667,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions could affect our effective tax rate.
7.    Share Repurchase Program
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299,000,000 of our common stock, including amounts that remained from prior authorizations. As of June 30, 2026, approximately $149,000,000 remained available for repurchases under our share repurchase program. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended June 30, 2026, we repurchased 710,276 shares of our common stock on the open market at a total cost of approximately $75,000,000 (an average price of $105.59 per share). During the three months ended June 30, 2025, we repurchased 600,000 shares of our common stock in a private transaction from ValueAct Capital, a former affiliate, at a total cost of $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction).
During the six months ended June 30, 2026, we repurchased 1,609,837 shares of our common stock on the open market at a total cost of approximately $149,999,795 (an average price of $93.18 per share). During the six months ended June 30, 2025, we repurchased 600,000 shares of our common stock in a private transaction from ValueAct Capital, a former affiliate, at a total cost of $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction). All shares repurchased during the six months ended June 30, 2026 and 2025 were retired.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of June 30, 2026, we had approximately $38,337,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at June 30, 2026. Accordingly, we have not accrued any liabilities related to such performance bonds in our condensed consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At June 30, 2026, we had a remaining purchase commitment of $47,274,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment was required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases did not meet the required commitment by November 29, 2026, the Company could extend the term of the commitment through November 29, 2027. During this extended period, any credit balance would remain available for payment against the usage of the subscribed products. As of June 30, 2026, the Company has satisfied the minimum purchase commitment under this agreement and has no remaining purchase commitment outstanding.
As of June 30, 2026, the Company has recorded a contingent liability of approximately $28,826,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at June 30, 2026. Accordingly, we have not accrued any liabilities related to such indemnifications in our condensed consolidated financial statements.

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
Contingencies Related to Third-Party Review
From time to time, we are subject to potential claims and assessments from third parties. We are also subject to various governmental, client and partner audits. We continually assess whether or not such claims have merit and warrant accrual. Where appropriate, we accrue estimates of anticipated liabilities in our condensed consolidated financial statements. Such estimates are subject to change and may affect our results of operations and our cash flows.
Legal Proceedings
From time to time, we are party to various legal proceedings incidental to the business, including preference payment claims asserted in client bankruptcy proceedings, indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, employment claims, claims related to services provided, interruptions, or outages, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are required. If accruals are not required, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made. Although litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our condensed consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the work required pursuant to any legal proceedings or the resolution of any legal proceedings during such period. Legal expenses related to defense of any legal proceeding or the negotiations, settlements, rulings and advice of outside legal counsel in connection with any legal proceedings are expensed as incurred.

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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,292,384	$129,729	$16,172	$1,438,285
Software	278,067	144,707	24,550	447,324
Services	368,212	100,758	44,918	513,888
	$1,938,663	$375,194	$85,640	$2,399,497
Major Client Groups
Large Enterprise / Corporate	$1,321,570	$292,853	$34,338	$1,648,761
Commercial	424,641	4,867	23,993	453,501
Public Sector	192,452	77,474	27,309	297,235
	$1,938,663	$375,194	$85,640	$2,399,497
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,772,737	$316,903	$67,985	$2,157,625
Net revenue recognition (Agent)	165,926	58,291	17,655	241,872
	$1,938,663	$375,194	$85,640	$2,399,497

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,073,904	$108,450	$8,677	$1,191,031
Software	300,708	151,880	21,671	474,259
Services	309,692	88,284	28,216	426,192
	$1,684,304	$348,614	$58,564	$2,091,482
Major Client Groups
Large Enterprise / Corporate	$1,131,846	$255,107	$22,128	$1,409,081
Commercial	390,934	5,460	19,175	415,569
Public Sector	161,524	88,047	17,261	266,832
	$1,684,304	$348,614	$58,564	$2,091,482
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,547,975	$303,028	$49,428	$1,900,431
Net revenue recognition (Agent)	136,329	45,586	9,136	191,051
	$1,684,304	$348,614	$58,564	$2,091,482

	Six Months Ended June 30, 2026
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,356,054	$273,207	$29,241	$2,658,502
Software	563,414	283,184	47,055	893,653
Services	702,000	191,654	81,674	975,328
	$3,621,468	$748,045	$157,970	$4,527,483
Major Client Groups
Large Enterprise / Corporate	$2,440,076	$589,171	$63,521	$3,092,768
Commercial	827,191	13,648	48,286	889,125
Public Sector	354,201	145,226	46,163	545,590
	$3,621,468	$748,045	$157,970	$4,527,483
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,308,142	$642,844	$125,918	$4,076,904
Net revenue recognition (Agent)	313,326	105,201	32,052	450,579
	$3,621,468	$748,045	$157,970	$4,527,483

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Six Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$2,080,198	$237,314	$15,035	$2,332,547
Software	697,441	290,176	52,926	1,040,543
Services	607,308	163,952	50,688	821,948
	$3,384,947	$691,442	$118,649	$4,195,038
Major Client Groups
Large Enterprise / Corporate	$2,292,428	$507,333	$41,721	$2,841,482
Commercial	784,147	17,597	37,895	839,639
Public Sector	308,372	166,512	39,033	513,917
	$3,384,947	$691,442	$118,649	$4,195,038
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$3,121,025	$611,013	$102,042	$3,834,080
Net revenue recognition (Agent)	263,922	80,429	16,607	360,958
	$3,384,947	$691,442	$118,649	$4,195,038
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or six months ended June 30, 2026 or 2025.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended June 30, 2026
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,292,384	$129,729	$16,172	$1,438,285
Software	278,067	144,707	24,550	447,324
Services	368,212	100,758	44,918	513,888
Total net sales	1,938,663	375,194	85,640	2,399,497
Costs of goods sold:
Hardware	1,140,513	114,302	14,088	1,268,903
Software	261,874	138,794	22,669	423,337
Services	138,569	28,672	18,414	185,655
Total costs of goods sold	1,540,956	281,768	55,171	1,877,895
Gross Profit:
Hardware	151,871	15,427	2,084	169,382
Software	16,193	5,913	1,881	23,987
Services	229,643	72,086	26,504	328,233
Gross profit	397,707	93,426	30,469	521,602
Operating expenses:
Significant selling and administrative expenses	248,653	72,844	19,474	340,971
Adjusted earnings from operations	$149,054	$20,582	$10,995	$180,631

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,073,904	$108,450	$8,677	$1,191,031
Software	300,708	151,880	21,671	474,259
Services	309,692	88,284	28,216	426,192
Total net sales	1,684,304	348,614	58,564	2,091,482
Costs of goods sold:
Hardware	936,777	92,819	7,453	1,037,049
Software	281,084	143,132	19,512	443,728
Services	124,751	30,229	13,398	168,378
Total costs of goods sold	1,342,612	266,180	40,363	1,649,155
Gross Profit:
Hardware	137,127	15,631	1,224	153,982
Software	19,624	8,748	2,159	30,531
Services	184,941	58,055	14,818	257,814
Gross profit	341,692	82,434	18,201	442,327
Operating expenses:
Significant selling and administrative expenses	231,735	61,443	11,124	304,302
Adjusted earnings from operations	$109,957	$20,991	$7,077	$138,025

	Six Months Ended June 30, 2026
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$2,356,054	$273,207	$29,241	$2,658,502
Software	563,414	283,184	47,055	893,653
Services	702,000	191,654	81,674	975,328
Total net sales	3,621,468	748,045	157,970	4,527,483
Costs of goods sold:
Hardware	2,072,781	239,233	25,909	2,337,923
Software	527,526	270,250	44,185	841,961
Services	270,128	58,333	35,385	363,846
Total costs of goods sold	2,870,435	567,816	105,479	3,543,730
Gross Profit:
Hardware	283,273	33,974	3,332	320,579
Software	35,888	12,934	2,870	51,692
Services	431,872	133,321	46,289	611,482
Gross profit	751,033	180,229	52,491	983,753
Operating expenses:
Significant selling and administrative expenses	479,580	144,885	37,509	661,974
Adjusted earnings from operations	$271,453	$35,344	$14,982	$321,779

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Six Months Ended June 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$2,080,198	$237,314	$15,035	$2,332,547
Software	697,441	290,176	52,926	1,040,543
Services	607,308	163,952	50,688	821,948
Total net sales	3,384,947	691,442	118,649	4,195,038
Costs of goods sold:
Hardware	1,813,660	204,859	13,049	2,031,568
Software	658,516	274,068	48,451	981,035
Services	251,627	58,154	23,850	333,631
Total costs of goods sold	2,723,803	537,081	85,350	3,346,234
Gross Profit:
Hardware	266,538	32,455	1,986	300,979
Software	38,925	16,108	4,475	59,508
Services	355,681	105,798	26,838	488,317
Gross profit	661,144	154,361	33,299	848,804
Operating expenses:
Significant selling and administrative expenses	457,327	120,771	21,482	599,580
Adjusted earnings from operations	$203,817	$33,590	$11,817	$249,224
Our CODM uses Adjusted earnings from operations ("Adjusted EFO") when assessing the performance of and deciding how to allocate resources to the operating segments. For example, Adjusted EFO is a basis for executive variable compensation. Significant selling and administrative expenses primarily reflect personnel costs, including teammate benefits. Effective in the first quarter of 2026, we transitioned to an updated definition of Adjusted EFO that also excludes stock‑based compensation expense in order to improve comparability across companies. Prior period segment information has been recast to conform to the current period presentation. Adjusted EFO excludes amortization of intangible assets, severance and restructuring expenses, acquisition and integration related expenses, stock-based compensation expense and certain other expenses. These other expenses include transformation costs, revaluation of earnout liabilities and other non-significant expenses. Our CODM uses comparisons of actual Adjusted EFO against budgets, forecasts and prior periods as a basis for assessing current period segment performance as well as for determining necessary resources to assign, including for determining necessary investments or reductions in resources.
The following is a summary of our total assets by reportable operating segment (in thousands):

	June 30, 2026	December 31, 2025
North America	$7,046,936	$7,018,025
EMEA	4,584,929	2,528,292
APAC	537,306	412,016
Corporate assets and intercompany eliminations, net	(775,421)	(870,961)
Total assets	$11,393,750	$9,087,372

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying condensed consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization of property and equipment:
North America	$6,412	$6,099	$12,485	$12,376
EMEA	1,079	1,063	2,115	1,920
APAC	319	102	629	199
	7,810	7,264	15,229	14,495
Amortization of intangible assets:
North America	18,654	16,817	37,298	33,621
EMEA	1,803	1,851	3,616	3,595
APAC	588	—	1,190	—
	21,045	18,668	42,104	37,216
Total	$28,855	$25,932	$57,333	$51,711

10.    Acquisition
Sekuro

Effective October 31, 2025, we acquired 100 percent of the issued and outstanding shares of Sekuro Limited ("Sekuro") for a preliminary cash purchase price of approximately $80,165,000, net of cash, cash equivalents, and restricted cash acquired of $3,822,000, which is comprised of the initial purchase price of $85,347,000 paid in cash upon the acquisition, partially offset by the contractual adjustments to the purchase price of $1,360,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $11,439,000, which provide an incentive opportunity for the sellers to earn up to AUD122,500,000, contingent upon Sekuro achieving certain EBITDA and net revenue performance targets through October 2027. The AUD122,500,000 includes up to AUD42,500,000 available to the sellers for over achievement against EBITDA and net revenue performance targets. Sekuro is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. We believe the acquisition positions us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape.

The preliminary fair value of net assets acquired was approximately $17,459,000, including approximately $21,431,000 of identifiable intangible assets, consisting primarily of customer relationships of $20,379,000 that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $6,429,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and final assessments of various other assets and liabilities could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $74,145,000, which was recorded in our APAC operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We recognized net losses of $492,000 and $4,499,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three and six months ended June 30, 2026, respectively.

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

We recognized net losses of $420,000 and $7,040,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three and six months ended June 30, 2026, respectively.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

We recognized net changes in the estimated fair value of earnout payments within selling and administrative expenses, resulting in net losses of $504,000 and $15,170,000 for the three months and six months ended June 30, 2026, respectively, and a net gain of $3,298,000 and a net loss of $11,902,000 for the same periods in 2025, respectively. We paid approximately $39,602,000 for Infocenter's first earnout period on July 1, 2025, and approximately $38,470,000 for the second earnout period on July 13, 2026.
11. Derivative Financial Instruments
We use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivative contracts for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet based on observable market based inputs or unobservable inputs that are corroborated by market data (Level 2) where available. Gains or losses resulting from changes in fair value of our non-hedge designated derivatives are recorded currently in income. Gains or losses resulting from changes in fair value of our hedge designated derivatives are recorded in other comprehensive income. Our foreign currency derivative instruments are not subject to any master netting arrangements with our counterparties.
We use foreign exchange forward contracts to mitigate risk associated with our net investment in foreign currency denominated operations. These forward contracts are designated as net investment hedges. In December 2025, we entered into two foreign exchange forward contracts to mitigate risk associated with our foreign operations denominated in Euros. These forward contracts, one for three years and another for five years, each have a notional value of $50,000,000. These foreign currency forward contracts are carried at fair value. Changes in the fair value of these instruments during the three and six months ended June 30, 2026 were immaterial.
We also use foreign exchange forward contracts to mitigate risk associated with certain non-functional currency assets and liabilities from fluctuations in foreign currency exchange rates. Our non-functional currency assets and liabilities are primarily related to foreign currency denominated payables, receivables, and cash balances. The foreign currency forward contracts, carried at fair value, typically have a maturity of one month or less.
12. Subsequent Event
Subsequent to June 30, 2026, the Company repurchased 193,079 shares of our common stock on the open market at a total cost of approximately 23,243,000 (an average price of $120.38 per share) under its existing repurchase authorization. Following these repurchases, approximately $125,757,000 remained available for future repurchases under the share repurchase program.

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
On a consolidated basis, for the three months ended June 30, 2026:
•Net sales of $2.4 billion increased 15% compared to the three months ended June 30, 2025. The increase was primarily due to increases in hardware and services net sales as well as continued net revenue recognition in instances where Insight is the agent, partially offset by a decrease in software net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales increased 14% compared to the second quarter of 2025.
•Gross profit of $521.6 million increased 18% compared to the three months ended June 30, 2025, primarily driven by increases in cloud solution offerings and Insight Delivered services. Excluding the effects of fluctuating foreign currency exchange rates, gross profit increased 17% compared to the second quarter of 2025.
•Compared to the three months ended June 30, 2025, gross margin expanded approximately 60 basis points to 21.7% of net sales in the three months ended June 30, 2026. This expansion reflects higher margin contributed by services net sales, including both cloud solution offerings and Insight Delivered services, compared to the same period in the prior year.
•Earnings from operations increased 51%, year over year, to $131.0 million in the second quarter of 2026 compared to $86.5 million in the second quarter of 2025. The net change reflects an increase in gross profit, partially offset by an increase in selling and administrative expenses. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations increased 50% year over year.
•Net earnings and diluted earnings per share were $77.6 million and $2.57, respectively, for the second quarter of 2026. This compares to net earnings of $46.9 million and diluted earnings per share of $1.46 for the second quarter of 2025. The increase in net earnings was primarily due to an increase in earnings from operations in the second quarter of 2026. Diluted earnings per share increased 76% year over year, primarily as a result of an increase in net earnings and a decrease in dilutive shares outstanding in the second quarter of 2026. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share increased 74% year over year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
In discussing financial results for the three and six months ended June 30, 2026 and 2025, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with United States generally accepted accounting principles (“GAAP”). When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

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
Details about segment results of operations can be found in Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Our discussion and analysis of financial condition and results of operations is intended to assist in the understanding of our condensed consolidated financial statements, including the changes in certain key items in those condensed consolidated financial statements from period to period and the primary factors that contributed to those changes, as well as how certain critical accounting estimates affect our condensed consolidated financial statements.
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities in the first half of 2026 consistent with the prior year. Interest rates are expected to hold steady and continue to remain higher than historical rates throughout most of 2026. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. Currently, our supply chain is impacted by the global memory chip shortage, which has resulted in lower overall supply and increased pricing and may result in further constrained overall supply and upward pressure on pricing. Additionally, international conflicts, including the war in Iran, may impact supply chain and increase inflation. We are mindful of the potential effects these conditions could have on our clients, partners and prospects in 2026 and beyond.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Critical Accounting Estimates
Our condensed consolidated financial statements have been prepared in accordance with GAAP. For a summary of significant accounting policies, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results, however, may differ from estimates we have made. Members of our senior management have discussed the critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
There have been no changes to the items disclosed as critical accounting estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	78.3	78.9	78.3	79.8
Gross profit	21.7	21.1	21.7	20.2
Selling and administrative expenses	16.0	16.8	17.0	16.5
Severance and restructuring expenses, net and acquisition and integration related expenses	0.2	0.2	0.2	0.2
Earnings from operations	5.5	4.1	4.5	3.5
Non-operating expense, net	1.1	1.0	1.1	1.5
Earnings before income taxes	4.4	3.1	3.4	2.0
Income tax expense	1.2	0.9	1.1	0.7
Net earnings	3.2%	2.2%	2.4%	1.3%
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

Net Sales. Net sales of $2.4 billion for the three months ended June 30, 2026 increased 15%, year over year, compared to the three months ended June 30, 2025, reflecting increases in all our operating segments with the majority of the increase from our North America segment. Net sales of $4.5 billion for the six months ended June 30, 2026 increased 8%, year over year, compared to the six months ended June 30, 2025, reflecting increases in each of our operating segments with the largest increase in North America.

Our net sales by operating segment were as follows for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
North America	$1,938,663	$1,684,304	15%	$3,621,468	$3,384,947	7%
EMEA	375,194	348,614	8%	748,045	691,442	8%
APAC	85,640	58,564	46%	157,970	118,649	33%
Consolidated	$2,399,497	$2,091,482	15%	$4,527,483	$4,195,038	8%
Our net sales by offering category for North America for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$1,292,384	$1,073,904	20%	$2,356,054	$2,080,198	13%
Software	278,067	300,708	(8)%	563,414	697,441	(19)%
Services	368,212	309,692	19%	702,000	607,308	16%
	$1,938,663	$1,684,304	15%	$3,621,468	$3,384,947	7%
Net sales in North America increased 15%, or $254.4 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by increases in hardware and services net sales of 20% and 19%, respectively. The increase was partially offset by a decrease in software net sales of 8%, year to year. The net changes for the three months ended June 30, 2026 were the result of the following:
•The increase in hardware net sales was primarily driven by an increase across client segments, led by growth from large enterprise and corporate clients, and supported by higher average selling prices.
•The increase in services net sales was due to an increase in cloud solution offerings combined with an increase in Insight Delivered services including from the Inspire11 acquisition.
•The decrease in software net sales was primarily due to the continued migration of on-premise software to cloud solutions (reported net in services net sales).
Net sales in North America increased 7%, or $236.5 million, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, driven by increases in services and hardware net sales of 16% and

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
13%, respectively, year over year. This increase was partially offset by a decrease in software net sales of 19%, year to year. The net changes for the six months ended June 30, 2026 were the result of the following:
•The increase in services net sales was primarily due to an increase in cloud solution offerings combined with an increase in Insight Delivered services including from the Inspire11 acquisition.
•The increase in hardware net sales was primarily driven by an increase across client segments, led by growth from large enterprise and corporate clients, and supported by higher average selling prices.
•The decrease in software net sales was primarily due to the continued migration of on-premise software to cloud solutions (reported net in services net sales).

Our net sales by offering category for EMEA for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$129,729	$108,450	20%	$273,207	$237,314	15%
Software	144,707	151,880	(5)%	283,184	290,176	(2)%
Services	100,758	88,284	14%	191,654	163,952	17%
	$375,194	$348,614	8%	$748,045	$691,442	8%
Net sales in EMEA increased 8%, or $26.6 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased by 6%, year over year. Net sales of hardware and services increased by 20% and 14%, respectively, year over year, with software net sales decreasing by 5%, year to year. The net changes for the three months ended June 30, 2026 were the result of the following:
•The increase in hardware net sales was primarily due to higher volume of sales to large enterprise and corporate clients.
•The increase in services net sales was primarily due to increases in Insight Delivered services and other agency net sales.
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise, corporate and public sector clients with the continued migration of on-premise software to cloud solutions (reported net in services net sales) also contributing to the decrease.
Net sales in EMEA increased 8%, or $56.6 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 3%, year over year. Net sales of services and hardware increased by 17% and15%, respectively, year over year, partially offset by a decrease in software net sales of 2%, year to year. The net changes for the six months ended June 30, 2026 were the result of the following:
•The increase in services net sales was primarily due to increases in Insight Delivered services and other agency net sales.
•The increase in hardware net sales was primarily due to higher volume of sales to large enterprise and corporate clients.
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and corporate clients with the continued migration of on-premise software to cloud solutions (reported net in services net sales) also contributing to the decrease.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$16,172	$8,677	86%	$29,241	$15,035	94%
Software	24,550	21,671	13%	47,055	52,926	(11)%
Services	44,918	28,216	59%	81,674	50,688	61%
	$85,640	$58,564	46%	$157,970	$118,649	33%
Net sales in APAC increased 46%, or $27.1 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 36%, year over year. Net sales of hardware, services and software increased by 86%, 59% and 13%, respectively, year over year. The increases for the three months ended June 30, 2026 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise clients as well as due to the acquisition of Sekuro in November 2025.
•The increase in services net sales was primarily due to the acquisition of Sekuro in November 2025.
•The increase in software net sales was driven by higher volume of sales to public sector clients.
Net sales in APAC increased 33%, or $39.3 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased by 23%, year over year. Net sales of hardware and services increased by 94% and 61%, respectively, year over year. These increases were partially offset by a decrease in software net sales of 11%, year to year. The net changes for the six months ended June 30, 2026 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise and corporate clients as well as due to the acquisition of Sekuro in November 2025.
•The increase in services net sales was primarily due to the acquisition of Sekuro in November 2025.
•The decrease in software net sales was due to the continued migration of on-premise software to cloud solutions (reported net in services net sales) with the shift led primarily by corporate and public sector clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and six months ended June 30, 2026 and 2025:

	North America		EMEA		APAC
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
Sales Mix	2026	2025	2026	2025	2026	2025
Hardware	67%	64%	34%	31%	19%	15%
Software	14%	18%	39%	44%	29%	37%
Services	19%	18%	27%	25%	52%	48%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
Sales Mix	2026	2025	2026	2025	2026	2025
Hardware	65%	61%	36%	34%	18%	13%
Software	16%	21%	38%	42%	30%	44%
Services	19%	18%	26%	24%	52%	43%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 18%, or $79.3 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, with gross margin expanding approximately 60 basis points to 21.7% for the three months ended June 30, 2026 compared to 21.1% for the three months ended June 30, 2025. Gross profit increased 16%, or $134.9 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, with gross margin expanding approximately 150 basis points to 21.7% for the six months ended June 30, 2026 compared to 20.2% for the six months ended June 30, 2025.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$397,707	20.5%	$341,692	20.3%	$751,033	20.7%	$661,144	19.5%
EMEA	93,426	24.9%	82,434	23.6%	180,229	24.1%	154,361	22.3%
APAC	30,469	35.6%	18,201	31.1%	52,491	33.2%	33,299	28.1%
Consolidated	$521,602	21.7%	$442,327	21.1%	$983,753	21.7%	$848,804	20.2%
North America's gross profit for the three months ended June 30, 2026 increased 16%, or $56.0 million, compared to the three months ended June 30, 2025. As a percentage of net sales, gross margin expanded approximately 20 basis points to 20.5%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin of 87 basis points, partially offset by a contraction in product margin of 64 basis points.
•The increase in services margin primarily reflects an increase in margin contribution from cloud solution offerings and Insight Core services, partially offset by a contraction in warranty and partner delivered services.
•The contraction in product margin primarily reflects changes in hardware mix, including a higher proportion of lower-margin sales compared to the prior year period.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America's gross profit for the six months ended June 30, 2026 increased 14%, or $89.9 million, compared to the six months ended June 30, 2025. As a percentage of net sales, gross margin expanded approximately 120 basis points to 20.7% for the six months ended June 30, 2026. The year over year net expansion in gross margin was primarily attributable to the following:
•An expansion in services margin of 137 basis points, partially offset by a contraction in product margin of 21 basis points.
•The increase in services margin primarily reflects increases in margin contribution from cloud solution offerings and Insight Delivered services, partially offset by a contraction in warranty and partner delivered services.
•The contraction in product margin primarily reflects a larger concentration of hardware in our product mix, along with lower margins compared to the prior year period.

EMEA's gross profit for the three months ended June 30, 2026 increased 13%, or $11.0 million, year over year (increasing 12% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, gross margin expanded 130 basis points to 24.9%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 256 basis points, partially offset by a contraction in product margin of 131 basis points.
•The increase in services margin is primarily the result of an expansion in margin contribution from Insight Delivered services and in instances of software sales where Insight is the agent.
•The contraction in product margin is primarily the result of sales of software at lower margins than in the prior year period.

EMEA's gross profit for the six months ended June 30, 2026 increased 17%, or $25.9 million, year over year (increasing 12% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, gross margin expanded approximately 180 basis points to 24.1%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 252 basis points, partially offset by a contraction in product margin of 75 basis points.
•The increase in services margin is primarily the result of an expansion in margin contribution from Insight Delivered services and in instances of software sales where Insight is the agent.
•The contraction in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
APAC's gross profit for the three months ended June 30, 2026 increased 67%, or $12.3 million, year over year (increasing 56% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, gross margin expanded 450 basis points to 35.6%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•A net expansion in services margin of 565 basis points, partially offset by a contraction in product margin of 115 basis points.
•The expansion in services margin is primarily driven by an expansion in margin contribution from the acquisition of Sekuro in November 2025 as well as an increase in cloud solution offerings.
•The contraction in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
APAC's gross profit for the six months ended June 30, 2026 increased 58%, or $19.2 million, year over year (increasing 47% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, gross margin expanded approximately 510 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

•A net expansion in services margin of 668 basis points, partially offset by a contraction in product margin of 152 basis points.
•The expansion in services margin is primarily driven by an expansion in margin contribution from the acquisition of Sekuro in November 2025 as well as an increase in cloud solution offerings.
•The contraction in product margin is primarily the result of sales of hardware and software at lower margins than in the same period in the prior year.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended June 30, 2026 increased 9%, or $32.3 million, compared to the three months ended June 30, 2025 (an increase of 9% when excluding the effects of fluctuating foreign currency exchange rates). Selling and administrative expenses increased $77.1 million, or 11% (increasing 10% when excluding the effects of fluctuating foreign currency exchange rates), for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Selling and administrative expenses decreased approximately 80 basis points as a percentage of net sales in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The overall net increase in selling and administrative expenses reflects increases in personnel costs of $27.3 million, depreciation and amortization expense of $2.8 million and legal and professional fees of $2.7 million. The increase in personnel costs was driven by variable compensation costs and expenses from acquisitions in the fourth quarter of 2025. The increase in depreciation and amortization expenses reflects higher amortization of assets associated with acquisitions in the fourth quarter of 2025. The increase in legal and professional fees primarily relates to consulting projects related to transformation of our global internal systems and EMEA specific transformation. We also incurred transformation costs in the current and prior year periods of $9.8 million and $7.0 million, respectively. We have been undergoing a transformation of our business in phases across the global organization to help us achieve our strategic objectives, including becoming a leading solutions integrator. These costs are unique in nature to the individual transformation phases and are generally not expected to recur in the longer term.
Selling and administrative expenses increased approximately 50 basis points as a percentage of net sales in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The overall net increase in selling and administrative expenses primarily reflects increases in personnel costs of $51.3 million, depreciation and amortization expenses of $5.4 million and other expenses of $13.7 million. The increase in personnel costs was driven by variable compensation costs and expenses from acquisitions in the fourth quarter of 2025. The increase in depreciation and amortization expenses reflects higher amortization of assets associated with acquisitions in the fourth quarter of 2025. The increase in other expenses includes the net loss on revaluation of earnout liabilities of approximately $25.6 million from the acquisitions of InfoCenter, Inspire11 and Sekuro for the six months ended June 30, 2026 compared to a net loss on revaluation of earnout liabilities of $15.4 million from the acquisition of InfoCenter for the six months ended June 30, 2025. We incurred an impairment loss of approximately $2.0 million in the six months ended June 30, 2026 compared to an impairment loss of approximately $12.6 million in the six months ended June 30, 2025 relating to the Santa Monica property that was reclassified to held for sale in April 2025 and subsequently sold in April 2026. We also incurred transformation costs, as discussed above, in the current and prior year periods of $16.3 million and $8.3 million, respectively.
Severance and Restructuring Expenses, net. During the three months ended June 30, 2026, we recorded severance and restructuring expenses, net of adjustments, of approximately $5.8 million. Comparatively, during the three months ended June 30, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $3.4 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
During the six months ended June 30, 2026, we recorded severance and restructuring expense, net of adjustments, of approximately $12.3 million. Comparatively, during the six months ended June 30, 2025, we recorded severance and restructuring expense, net of adjustments, of approximately $10.4 million. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
Acquisition and Integration Related Expenses. During the three months ended June 30, 2026, we recorded acquisition and integration related expenses of approximately $0.3 million. During the three months ended June 30, 2025, we recorded acquisition and integration related expenses of approximately $0.1 million
During each of the six months ended June 30, 2026 and 2025, we recorded acquisition and integration related expenses of approximately $0.3 million.
Earnings from Operations. Earnings from operations increased 51%, or $44.4 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$112,583	5.8%	$68,722	4.1%	$178,781	4.9%	$119,512	3.5%
EMEA	9,489	2.5%	11,156	3.2%	16,094	2.2%	16,167	2.3%
APAC	8,895	10.4%	6,654	11.4%	7,774	4.9%	10,956	9.2%
Consolidated	$130,967	5.5%	$86,532	4.1%	$202,649	4.5%	$146,635	3.5%
North America's earnings from operations for the three months ended June 30, 2026 increased 64%, or $43.9 million, compared to the three months ended June 30, 2025. As a percentage of net sales, earnings from operations increased by approximately 170 basis points to 5.8%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, including expenses relating to the acquisition of Inspire11, when compared to the three months ended June 30, 2025.
North America's earnings from operations for the six months ended June 30, 2026 increased 50%, or $59.3 million, compared to the six months ended June 30, 2025. As a percentage of net sales, earnings from operations increased by approximately 140 basis points to 4.9%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, including expenses relating to the acquisition of Inspire11, when compared to the six months ended June 30, 2025.
EMEA's earnings from operations for the three months ended June 30, 2026 decreased 15%, or $1.7 million (decreasing 20% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, earnings from operations decreased by approximately 70 basis points to 2.5%. The decrease in earnings from operations was primarily driven by an increase in transformation and severance costs within operating expenses, partially offset by an increase in gross profit when compared to the three months ended June 30, 2025.
EMEA's earnings from operations for the six months ended June 30, 2026 was relatively flat (decreasing 7% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, earnings from operations decreased by approximately 10 basis points to 2.2%. The slight decrease in earnings from operations was primarily driven by an increase in transformation and severance costs within operating expenses, partially offset by an increase in gross profit, when compared to the six months ended June 30, 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
APAC's earnings from operations for the three months ended June 30, 2026 increased 34%, or $2.2 million (increasing 28% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, earnings from operations decreased by approximately 100 basis points to 10.4%. The increase in earnings from operations was driven by an increase in gross profit, partially offset by expenses related to the acquisition of Sekuro, when compared to the three months ended June 30, 2025.

APAC's earnings from operations for the six months ended June 30, 2026 decreased 29%, or $3.2 million (decreasing 33% when excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, earnings from operations decreased by approximately 430 basis points to 4.9%. The decrease in earnings from operations was driven by expenses related to the acquisition of Sekuro, partially offset by an increase in gross profit, when compared to the six months ended June 30, 2025.
Adjusted Earnings from Operations. Adjusted earnings from operations increased 31%, or $42.6 million, year over year, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Adjusted earnings from operations increased 29%, or $72.6 million, year over year, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$149,054	7.7%	$109,957	6.5%	$271,453	7.5%	$203,817	6.0%
EMEA	20,582	5.5%	20,991	6.0%	35,344	4.7%	33,590	4.9%
APAC	10,995	12.8%	7,077	12.1%	14,982	9.5%	11,817	10.0%
Consolidated	$180,631	7.5%	$138,025	6.6%	$321,779	7.1%	$249,224	5.9%
North America’s Adjusted earnings from operations for the three months ended June 30, 2026 increased 36%, or $39.1 million, compared to the three months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 120 basis points to 7.7%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.
North America’s Adjusted earnings from operations for the six months ended June 30, 2026 increased 33%, or $67.6 million, compared to the six months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 150 basis points to 7.5%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the three months ended June 30, 2026 decreased 2%, or $0.4 million (decreasing 5% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 50 basis points to 5.5%. The slight decrease in Adjusted earnings from operations was primarily driven by an increase in selling and administrative expenses, partially offset by an increase in gross profit.
EMEA’s Adjusted earnings from operations for the six months ended June 30, 2026 increased 5%, or $1.8 million (was relatively flat excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 20 basis points to 4.7%. The increase in Adjusted earnings from operations was largely driven by an increase in gross profit, primarily from the continued contribution from large agency transactions where

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
we acted as a paid pass-through agent in transactions for certain clients and their vendors in the Middle East, partially offset by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the three months ended June 30, 2026 increased 55%, or $3.9 million (increasing 48% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 70 basis points to 12.8%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit from the acquisition of Sekuro in November 2025, partially offset by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the six months ended June 30, 2026 increased 27%, or $3.2 million (increasing 20% excluding the effects of fluctuating foreign currency exchange rates), compared to the six months ended June 30, 2025. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 50 basis points to 9.5%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit from the acquisition of Sekuro in November 2025, partially offset by an increase in selling and administrative expenses.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended June 30, 2026 increased 9%, or $2.1 million, compared to the three months ended June 30, 2025. This was primarily due to higher loan balances under our ABL facility and inventory financing facilities, partially offset by increased interest income and lower interest rates on ABL facility borrowings in the current year period. Interest expense, net for the six months ended June 30, 2026 increased 27%, or $10.1 million, compared to the six months ended June 30, 2025. The increase in the six months ended June 30, 2026 was primarily due to higher loan balances under our ABL facility and the maturity of the Convertible Notes in February 2025, partially offset by the lower interest rates and increased interest income.

Imputed interest under our inventory financing facilities was $3.2 million and $5.9 million for the three and six months ended June 30, 2026, compared to $2.4 million and $4.8 million for the three and six months ended June 30, 2025. For a description of our various financing facilities, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Other Income (Expense), Net. Other income (expense), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the six months ended June 30, 2025 in connection with the cash settlement of a portion of the Warrants, with no comparable activity in the six months ended June 30, 2026. For additional information regarding the Warrants, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 27.0% for the three months ended June 30, 2026 was comparable to our effective tax rate of 26.9% for the same period in 2025, with both periods primarily impacted by state income taxes and higher taxes on earnings in foreign jurisdictions.

Our effective tax rate was 31.0% for the six months ended June 30, 2026, compared to 34.5% for the same period in 2025. The effective tax rate decreased primarily due to the impact of nonrecurring, nondeductible losses related to warrant fair value adjustments in the prior-year period, partially offset by a reduction in the valuation allowance on foreign tax credit carryforwards.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations (which we also refer to as "Adjusted earnings from operations") excludes (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, (vii) impairment losses on long lived real estate assets held for sale, (viii) stock-based compensation expense, and (ix) certain third-party data center service outage related expenses and recoveries, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended June 30, 2026
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$112,583	$9,489	$8,895	$130,967
Amortization of intangible assets	18,654	1,803	588	21,045
Change in fair value of earnout liabilities	(206)	—	492	286
Transformation costs	6,086	3,712	32	9,830
Impairment loss on a long lived real estate asset held for sale	664	—	—	664
Severance and restructuring expenses, net	2,048	3,400	347	5,795
Acquisition and integration related expenses	128	—	137	265
Stock-based compensation expense	8,432	2,178	504	11,114
Other*	665	—	—	665
Adjusted non-GAAP earnings from operations	$149,054	$20,582	$10,995	$180,631

GAAP EFO as a percentage of net sales	5.8%	2.5%	10.4%	5.5%
Adjusted non-GAAP EFO as a percentage of net sales	7.7%	5.5%	12.8%	7.5%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$68,722	$11,156	$6,654	$86,532
Amortization of intangible assets	16,817	1,851	—	18,668
Change in fair value of earnout liabilities	(3,299)	3,463	—	164
Transformation costs	4,928	2,077	—	7,005
Impairment loss on a long lived real estate asset held for sale	12,588	—	—	12,588
Severance and restructuring expenses, net	2,554	803	48	3,405
Acquisition and integration related expenses	76	—	—	76
Stock-based compensation expense	7,046	1,641	375	9,062
Other*	525	—	—	525
Adjusted non-GAAP earnings from operations	$109,957	$20,991	$7,077	$138,025

GAAP EFO as a percentage of net sales	4.1%	3.2%	11.4%	4.1%
Adjusted non-GAAP EFO as a percentage of net sales	6.5%	6.0%	12.1%	6.6%

	Six Months Ended June 30, 2026
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$178,781	$16,094	$7,774	$202,649
Amortization of intangible assets	37,298	3,616	1,190	42,104
Gain on revaluation of earnout liabilities	21,080	—	4,499	25,579
Transformation costs	9,668	6,634	32	16,334
Impairment loss on a long lived real estate asset held for sale	2,033	—	—	2,033
Severance and restructuring expenses, net	6,689	5,150	441	12,280
Acquisition and integration related expenses	189	(16)	93	266
Stock-based compensation expense	14,492	3,866	953	19,311
Other*	$1,223	$—	$—	$1,223
Adjusted non-GAAP earnings from operations	$271,453	$35,344	$14,982	$321,779

GAAP EFO as a percentage of net sales	4.9%	2.2%	4.9%	4.5%
Adjusted non-GAAP EFO as a percentage of net sales	7.5%	4.7%	9.5%	7.1%

	Six Months Ended June 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$119,512	$16,167	$10,956	$146,635
Amortization of intangible assets	33,621	3,595	—	37,216
Gain on revaluation of earnout liabilities	11,901	3,463	—	15,364
Transformation costs	5,788	2,487	—	8,275
Impairment loss on a long lived real estate asset held for sale	12,588	—	—	12,588
Severance and restructuring expenses, net	5,665	4,656	110	10,431
Acquisition and integration related expenses	246	—	5	251
Stock-based compensation expense	13,941	3,222	746	17,909
Other*	555	—	—	555
Adjusted non-GAAP earnings from operations	$203,817	$33,590	$11,817	$249,224

GAAP EFO as a percentage of net sales	3.5%	2.3%	9.2%	3.5%
Adjusted non-GAAP EFO as a percentage of net sales	6.0%	4.9%	10.0%	5.9%

*
Other includes certain executive recruitment and hiring related expenses and certain third-party data center service outage related expenses and recoveries, net. Certain executive recruitment and hiring related expenses were $0.7 million and $1.2 million for the three and six months ended June 30, 2026, respectively, compared to immaterial amounts for the three and six months ended June 30, 2025. Certain third-party data center service outage related expenses were $0.5 million for both the three and six months ended June 30, 2025 with no comparable activity for both the three and six months ended June 30, 2026.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$20,140	$(99,001)
Net cash used in investing activities	(5,870)	(11,978)
Net cash provided by financing activities	3,835	139,118
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(12,321)	21,959
Increase in cash, cash equivalents and restricted cash	5,784	50,098
Cash, cash equivalents and restricted cash at beginning of period	360,776	261,467
Cash, cash equivalents and restricted cash at end of period	$366,560	$311,565
Cash and Cash Flow
•Our primary use of cash during the six months ended June 30, 2026 was to repurchase shares of our common stock.
•Operating activities provided $20.1 million in cash during the six months ended June 30, 2026, compared to cash used in operating activities of $99.0 million during the six months ended June 30, 2025.
•Capital expenditures were $13.9 million and $12.0 million for the six months ended June 30, 2026 and 2025, respectively.
•During the six months ended June 30, 2026, we repurchased $150.0 million of our common stock compared to $76.1 million of repurchases during the six months ended June 30, 2025.
•We had net borrowings under our ABL facility during the six months ended June 30, 2026 of $120.2 million compared to net borrowings of $780.4 million during the six months ended June 30, 2025.
•We had net borrowings under our inventory financing facilities of $42.6 million during the six months ended June 30, 2026 compared to net borrowings of $2.1 million during the six months ended June 30, 2025.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the six months ended June 30, 2025.
•We paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in the six months ended June 30, 2025. All Warrants were fully settled or expired by the end of 2025.
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
•Cash flow provided by operating activities in the first half of 2026 was $20.1 million compared to cash used in operating activities of $99.0 million in the first half of 2025.
•The increase in cash provided by operating activities period over period was primarily due to higher net earnings and favorable changes in working capital, driven primarily by a larger increase in accounts payable. These favorable impacts were partially offset by an increase in accounts receivable and inventories. Changes in accounts receivable and accounts payable were influenced by netting on certain agent revenue streams, including transactions in our EMEA segment, as well as changes in vendor mix and the timing of customer receipts compared to partner payments.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. As a result, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, do not provide an accurate reflection of our cash conversion metric, due to the metric components being inherently inflated. For example, netted costs were $5.1 billion and $3.6 billion in the second quarter of 2026 and 2025, respectively.
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
Net cash used in investing activities

•Capital expenditures were $13.9 million and $12.0 million for the six months ended June 30, 2026 and 2025, respectively.
•During the six months ended June 30, 2026, we received proceeds of $8.0 million from the sale of the Santa Monica property.
•We expect capital expenditures for the full year 2026 to be between approximately $20.0 and $30.0 million.
Net cash provided by (used in) financing activities

•During the six months ended June 30, 2026, we had net borrowings under our ABL facility of $120.2 million, which were primarily used to repurchase shares of our common stock.
•During the six months ended June 30, 2025, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $780.4 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes, to settle a portion of the Warrants and to repurchase shares of our common stock.
•We had net borrowings under our inventory financing facilities of $42.6 million during the six months ended June 30, 2026 compared to net borrowings of $2.1 million during the six months ended June 30, 2025.
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
•During the six months ended June 30, 2026, we made earnout and acquisition related payments of $5.5 million primarily associated with our acquisition of Amdaris Group Limited.
•During the six months ended June 30, 2025, we did not make any earnout and acquisition related payments.
•During the six months ended June 30, 2026, we repurchased $150.0 million of our common stock.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•During the six months ended June 30, 2025, we repurchased $76.1 million of our common stock.

Financing Facilities

•Our debt balance as of June 30, 2026 was $1.5 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of June 30, 2026, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At June 30, 2026, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of June 30, 2026, eligible accounts receivable and inventory were sufficient to permit access to the full $2.0 billion under the ABL facility of which $981.7 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our condensed consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $755.0 million, of which $266.6 million was outstanding at June 30, 2026.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of June 30, 2026, we had approximately $316.4 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada, Australia, and New Zealand. Certain of these cash balances will be remitted to the United States or other countries by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
Off-Balance Sheet Arrangements
We have entered into off-balance sheet arrangements, which include indemnifications. The indemnifications are discussed in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report and such discussion is incorporated by reference herein. We believe that none of our off-balance sheet arrangements have, or are reasonably likely to have, a material current or future effect on our financial condition, sales or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recently Issued Accounting Standards
The information contained in Note 1 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report concerning a description of recently issued accounting standards which affect or may affect our financial statements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.
Contractual Obligations
Other than as described in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report, there have been no material changes in our reported contractual obligations, as described under “Cash Requirements From Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

INSIGHT ENTERPRISES, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except as described below, there have been no material changes in our reported market risks, as described in “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of June 30, 2026, the fair market value of our Senior Notes was $510.0 million. For additional information about our Senior Notes, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of June 30, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

INSIGHT ENTERPRISES, INC.
Part II – OTHER INFORMATION
Item 1. Legal Proceedings.
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we are party to various routine legal proceedings incidental to the business, see “– Legal Proceedings” in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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
There were no unregistered sales of equity securities during the three months ended June 30, 2026.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	—	$—	—	$224,000,082
May 1, 2026 through May 31, 2026	248,801	92.13	248,801	201,077,826
June 1, 2026 through June 30, 2026	461,475	112.85	461,475	149,000,205
Total	710,276		710,276
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299.0 million of our common stock, including approximately $149.0 million that remained from prior authorizations. As of June 30, 2026, approximately $149.0 million remained available for repurchases under our share repurchase program.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

INSIGHT ENTERPRISES, INC.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Insight Enterprises, Inc.	8-K	000-25092	3.1	May 14, 2026
3.2	Amended and Restated Bylaws of Insight Enterprises, Inc.	8-K	000-25092	3.2	May 21, 2015
10.1(1)	Seventh Amendment to Credit Agreement, dated as of May 28, 2026, by and among Insight Enterprises, Inc., the subsidiaries of Insight Enterprises, Inc. party thereto as borrowers and guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.	8-K	000-25092	10.1	June 1, 2026
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14					X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
* Furnished herewith
(1) Certain schedules and exhibits (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Insight agrees to furnish copies of any such schedules and exhibits (or similar attachments) to the SEC upon request.

INSIGHT ENTERPRISES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2026	INSIGHT ENTERPRISES, INC.

		By:	/s/ Jack Azagury
Jack Azagury
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)