Form 10-Q
period 2026-09-30
INSIGHT ENTERPRISES INC
filed 2026-11-05
CIK 932696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
The number of shares outstanding of the issuer’s common stock as of October 30, 2026 was 28,810,461.

INSIGHT ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
Three Months Ended September 30, 2026

INSIGHT ENTERPRISES, INC.
FORWARD-LOOKING INFORMATION

References to "the Company," “Insight,” “we,” “us,” “our” and other similar words refer to Insight Enterprises, Inc. and its consolidated subsidiaries, unless the context suggests otherwise. Certain statements in this Quarterly Report on Form 10-Q, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this report, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include: projections of, and matters that affect, net sales, gross profit, gross margin, operating expenses, earnings from operations, non-operating income and expenses, net earnings or cash flows, cash needs and the payment of accrued expenses and liabilities; our expectations regarding supply constraints, including due to impacts of the current global memory chip shortage; our expectations regarding certain trends for our business, including that gross margin expansion could continue into future periods as we focus on selling solutions and increasing our services net sales; our expectation that transformation costs are not expected to recur in the longer term; the expected effects of seasonality on our business, including as a result of recent acquisitions; expectations of further consolidation and trends in the Information Technology (“IT”) industry; our business strategy and our strategic initiatives, including our efforts to grow our core business in the current environment, develop and grow our global cloud business and build scalable solutions; expectations regarding the impact of partner incentives and changes to partner incentive programs; our expectations about future benefits of our acquisitions and our plans related thereto, including potential expansion into wider regions; the increasing demand for big data solutions; the availability of competitive sources of products for our purchase and resale; our intentions concerning the payment of dividends; our acquisition strategy and our expectation that we will incur additional acquisition and integration related expenses in executing such strategy; our expectations regarding the impact of inflation, including our expectation that interest rates will hold steady and continue to remain higher than historical rates through the remainder of 2026, and our ability to offset the effects of inflation and manage any increase in interest rates; the effects of tariffs and trade policies; projections of capital expenditures; our plans to continue to evolve our IT systems; our expectation that our gross margins will improve as our mix of services and solutions increase; plans relating to share repurchases; our liquidity and the sufficiency of our capital resources, the availability of financing and our needs or plans relating thereto; the effects of new accounting principles and expected dates of adoption; the effect of indemnification obligations; projections about the outcome of ongoing tax audits; our expectations regarding future tax rates and the impact of domestic and global tax legislation, including our expectation that our effective tax rate will return to more typical levels in the foreseeable future; our belief that we have adequate provisions for and our positions and strategies with respect to ongoing and threatened litigation and expected outcomes; our ability to expand our client relationships; our expectations that pricing pressures in the IT industry will continue; our intention to use cash generated in excess of working capital needs to pay down our senior secured revolving credit facility (the “ABL facility") and inventory financing facilities and to repurchase shares of our common stock; our belief that our office facilities are adequate and that we will be able to extend our current leases or locate substitute facilities on satisfactory terms; our belief that we have adequate provisions for losses; our expectation that we will not incur interest payments under our inventory financing facilities; our expectations that future income will be sufficient to fully recover deferred tax assets; our exposure to off-balance sheet arrangements; statements of belief; and statements of assumptions underlying any of the foregoing. Forward-looking statements are identified by such words as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “may” and variations of such words and similar expressions and are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. Some of the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements include, but are not limited to, the following, which are discussed in “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in "Risk Factors" in Part II, Item 1A of this report:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$397,711	$358,020
Accounts receivable, net of allowance for doubtful accounts of $26,258 and $48,064, respectively	7,383,646	5,516,984
Inventories	267,240	160,648
Contract assets, net	65,939	65,745
Other current assets	256,446	260,990
Total current assets	8,370,982	6,362,387
Long-term contract assets, net	35,115	53,176
Property and equipment, net of accumulated depreciation and amortization of $200,696 and $184,730, respectively	187,910	188,449
Goodwill	1,168,875	1,169,734
Intangible assets, net of accumulated amortization of $382,632 and $320,553, respectively	363,300	426,237
Long-term accounts receivable, net	778,967	763,923
Other assets	124,045	123,466
	$11,029,194	$9,087,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—trade	$5,890,942	$4,263,796
Accounts payable—inventory financing facilities	243,270	225,035
Accrued expenses and other current liabilities	871,467	615,464
Current portion of long-term debt	—	8
Total current liabilities	7,005,679	5,104,303
Long-term debt	1,498,886	1,361,327
Deferred income taxes	69,488	70,715
Long-term accounts payable	692,980	715,494
Other liabilities	194,135	186,659
	9,461,168	7,438,498
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized; 29,000 shares at September 30, 2026 and 30,996 shares at December 31, 2025 issued and outstanding	290	310
Additional paid-in capital	180,419	164,560
Retained earnings	1,436,846	1,520,404
Accumulated other comprehensive loss – foreign currency translation adjustments	(49,529)	(36,400)
Total stockholders’ equity	1,568,026	1,648,874
	$11,029,194	$9,087,372
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Products	$1,929,575	$1,577,772	$5,481,730	$4,950,862
Services	511,935	426,073	1,487,263	1,248,021
Total net sales	2,441,510	2,003,845	6,968,993	6,198,883
Costs of goods sold:
Products	1,728,548	1,405,321	4,908,432	4,417,924
Services	189,759	164,329	553,605	497,960
Total costs of goods sold	1,918,307	1,569,650	5,462,037	4,915,884
Gross profit:
Products	201,027	172,451	573,298	532,938
Services	322,176	261,744	933,658	750,061
Gross profit	523,203	434,195	1,506,956	1,282,999
Operating expenses:
Selling and administrative expenses	428,619	332,907	1,197,177	1,024,394
Severance and restructuring expenses, net	25,660	5,390	37,940	15,821
Acquisition and integration related expenses	233	2,831	499	3,082
Earnings from operations	68,691	93,067	271,340	239,702
Non-operating expense (income):
Interest expense, net	25,123	23,297	73,165	61,274
Other (income) expense, net	(674)	(888)	(1,878)	24,594
Earnings before income taxes	44,242	70,658	200,053	153,834
Income tax expense	22,081	19,711	70,314	48,441
Net earnings	$22,161	$50,947	$129,739	$105,393
Net earnings per share:
Basic	$0.76	$1.62	$4.32	$3.33
Diluted	$0.74	$1.62	$4.28	$3.22
Shares used in per share calculations:
Basic	29,286	31,369	30,035	31,663
Diluted	29,844	31,536	30,291	32,780

See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$22,161	$50,947	$129,739	$105,393
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustments	4,321	(9,759)	(13,129)	36,330
Total comprehensive income	$26,482	$41,188	$116,610	$141,723
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Par Value	Shares	Amount
Balances at June 30, 2026	29,515	$295	—	$—	$171,931	$(53,850)	$1,486,649	$1,605,025
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	5	—	—	—	(304)	—	—	(304)
Stock-based compensation expense	—	—	—	—	11,768	—	—	11,768
Employee stock purchase plan issuances	6	—	—	—	820	—	—	820
Excise tax on stock repurchases	—	—	—	—	(733)	—	—	(733)
Repurchase of treasury stock	—		(526)	(75,032)	—	—	—	(75,032)
Retirement of treasury stock	(526)	(5)	526	75,032	(3,063)	—	(71,964)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	4,321	—	4,321
Net earnings	—	—	—	—	—	—	22,161	22,161
Balances at September 30, 2026	29,000	$290	—	$—	$180,419	$(49,529)	$1,436,846	$1,568,026
Balances at June 30, 2025	31,420	$314	—	$—	$150,621	$(35,069)	$1,489,617	$1,605,483
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	5	—	—	—	(162)	—	—	(162)
Stock-based compensation expense	—	—	—	—	8,857	—	—	8,857
Employee stock purchase plan issuances	9	—	—	—	1,118	—	—	1,118
Settlement upon early exercise of Warrants	134	2	—	—	(10)	—	—	(8)
Excise tax on stock repurchases	—	—	—	—	(743)	—	—	(743)
Repurchase of treasury stock	—	—	(601)	(75,000)	—	—	—	(75,000)
Retirement of treasury stock	(601)	(6)	601	75,000	(2,880)	—	(72,114)	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(9,759)	—	(9,759)
Net earnings	—	—	—	—	—	—	50,947	50,947
Balances at September 30, 2025	30,967	$310	—	$—	$156,801	$(44,828)	$1,468,450	$1,580,733
Balances at December 31, 2025	30,996	$310	—	$—	$164,560	$(36,400)	$1,520,404	$1,648,874
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	111	1	—	—	(4,277)	—	—	(4,276)
Stock-based compensation expense	—	—	—	—	31,079	—	—	31,079
Employee stock purchase plan issuances	28	—	—	—	2,592	—	—	2,592
Repurchase of treasury stock	—	—	(2,136)	(225,032)	—	—	—	(225,032)
Retirement of treasury stock	(2,135)	(21)	2,136	225,032	(11,715)	—	(213,296)	—
Excise tax on stock repurchases	—	—	—	—	(1,820)	—	(1)	(1,821)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(13,129)	—	(13,129)
Net earnings	—	—	—	—	—	—	129,739	129,739
Balances at September 30, 2026	29,000	$290	—	$—	$180,419	$(49,529)	$1,436,846	$1,568,026
Balances at December 31, 2024	31,778	$318	—	$—	$342,893	$(81,158)	$1,508,558	$1,770,611
Issuance of common stock under employee stock plans, net of shares withheld for payroll taxes	163	2	—	—	(12,581)			(12,579)
Stock-based compensation expense	—	—	—	—	26,765	—	—	26,765
Employee stock purchase plan issuances	25	—	—	—	3,487	—	—	3,487
Shares issued upon conversion of Notes	2,833	28	—	—	(28)	—	—	—
Shares received from convertible note hedge upon conversion of convertible notes	(2,833)	(28)	—	—	28	—	—	—
Repurchase of treasury stock	—	—	(1,201)	(151,118)	—	—	—	(151,118)
Retirement of treasury stock	(1,201)	(12)	1,201	151,118	(5,605)	—	(145,501)	—
Excise tax on stock repurchases	—	—	—	—	(1,249)	—	—	(1,249)
Settlement upon early exercise of Warrants	202	2	—	—	(196,909)			(196,907)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	36,330	—	36,330
Net earnings	—	—	—	—	—	—	105,393	105,393
Balances at September 30, 2025	30,967	$310	—	$—	$156,801	$(44,828)	$1,468,450	$1,580,733
See accompanying notes to condensed consolidated financial statements.

INSIGHT ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$129,739	$105,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,888	77,971
Provision for losses on accounts receivable	14,866	6,743
Provision for losses on contract assets	3,516	3,917
Non-cash stock-based compensation	31,079	26,765
Net change on revaluation of earnout liabilities	64,164	19,184
Earnout payments in excess of acquisition date fair value	(27,835)	(25,451)
Deferred income taxes	3,270	5,081
Net loss on revaluation of warrant settlement liabilities	—	25,069
Impairment loss on long lived real estate asset	1,753	12,588
Amortization of debt issuance costs	3,362	3,422
Other adjustments	5	(1,123)
Changes in assets and liabilities:
Increase in accounts receivable	(1,944,293)	(1,181,587)
Increase in inventories	(110,501)	(25,379)
Decrease in contract assets	14,448	42,549
(Increase) decrease in long-term accounts receivable	(17,523)	93,903
Decrease (increase) in other assets	2,472	(20,845)
Increase in accounts payable	1,680,390	1,100,776
Decrease in long-term accounts payable	(20,261)	(99,222)
Increase (decrease) in accrued expenses and other liabilities	234,010	(19,697)
Net cash provided by operating activities:	148,549	150,057
Cash flows from investing activities:
Proceeds from sale of assets	8,265	—
Purchases of property and equipment	(21,012)	(17,551)
Net cash used in investing activities:	(12,747)	(17,551)
Cash flows from financing activities:
Borrowings on ABL revolving credit facility	5,355,820	4,823,236
Repayments on ABL revolving credit facility	(5,216,713)	(3,971,067)
Warrants settlement	—	(221,968)
Repayment of principal on the Convertible Notes	—	(333,091)
Net borrowings under inventory financing facilities	18,829	21,859
Payment of debt issuance costs	(446)	—
Repurchases of common stock	(225,032)	(151,118)
Earnout and acquisition related payments	(17,161)	(20,204)
Other payments	(2,600)	(11,126)
Net cash (used in) provided by financing activities:	(87,303)	136,521
Foreign currency exchange effect on cash, cash equivalents and restricted cash balances	(8,398)	18,953
Increase in cash, cash equivalents and restricted cash	40,101	287,980
Cash, cash equivalents and restricted cash at beginning of period	360,777	261,467
Cash, cash equivalents and restricted cash at end of period	$400,878	$549,447
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2026 and our results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated balance sheet at such date. The accompanying unaudited condensed consolidated financial statements and notes have been prepared in accordance with the rules and regulations promulgated by the SEC and consequently do not include all of the disclosures normally required by United States generally accepted accounting principles (“GAAP”).
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
2.    Receivables, Contract Assets, Contract Liabilities and Performance Obligations
Contract Balances
The following table provides information about receivables, contract assets and contract liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Current receivables, which are included in “Accounts receivable, net”	$7,383,646	$5,516,984
Contract assets, net	65,939	65,745
Long-term accounts receivable, net	778,967	763,923
Long-term contract assets, net	35,115	53,176
Contract liabilities, which are included in “Accrued expenses and other current liabilities” and “Other liabilities”	151,490	152,910
Significant changes in the gross contract assets balances during the nine months ended September 30, 2026 are as follows (in thousands):

Contract Assets
Balances at December 31, 2025	$126,228
Reclassification of beginning contract assets to receivables, as a result of rights to consideration becoming unconditional	(51,142)
Contract assets recognized, net of reclassification to receivables	30,697
Balances at September 30, 2026	$105,783
Contract assets consist of amounts the Company is entitled to for the resale of third-party consumption-based services, prior to payment becoming unconditional. In these transactions, the Company invoices clients for the gross amount of consideration it is responsible to collect, including amounts ultimately passed on to the third-party service providers. As of September 30, 2026, contract assets, net of allowances, were $101,054,000.

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
Gross contract assets by our internal risk ratings as of September 30, 2026 are summarized as follows (in thousands):

Contract Assets
Low risk	$27,367
Moderate risk	60,058
High risk	18,358
Total contract assets	$105,783
Changes in the contract liabilities balances during the nine months ended September 30, 2026 are as follows (in thousands):

Contract Liabilities
Balances at December 31, 2025	$152,910
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(106,267)
Cash received in advance and not recognized as revenue	104,847
Balances at September 30, 2026	$151,490
During the nine months ended September 30, 2025, the Company recognized revenue of $68,943,000 related to its contract liabilities.
Transaction price allocated to the remaining performance obligations
The following table includes estimated net sales related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026 that are expected to be recognized in the future (in thousands):

Services
Remainder of 2026	$70,767
2027	159,467
2028	72,402
2029 and thereafter	35,274
Total remaining performance obligations	$337,910
With the exception of remaining performance obligations associated with our OneCall Support Services contracts which are included in the table above regardless of original duration, the remaining performance obligations that have original expected durations of one year or less are not included in the table above. Certain contracts are cancellable for convenience and are effectively month-to-month. These contracts are excluded from the total remaining performance obligation disclosure under the practical expedient for contracts with an original expected duration of one year or less. Additionally, for our time and material services contracts, including disposal service arrangements, whereby we have the right to consideration from a client in an amount that corresponds directly with the value to the client of our performance completed to date, we recognized revenue in the amount to which we have a right to invoice as of September 30, 2026 and do not disclose information about related remaining performance obligations in the table above.

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
During the nine months ended September 30, 2026, the Company recognized net impairment charges of $1,753,000 on the Santa Monica property. This amount reflects approximately $2,033,000 of impairment charges, partially offset by a $280,000 favorable adjustment associated with the sale of the property for approximately $7,990,000 during the second quarter of 2026. Total cumulative impairment charges on the property amounted to $14,341,000.
Additionally, as of September 30, 2026, approximately 12 acres of vacant land at the Company's corporate headquarters in Chandler, Arizona met the criteria to be classified as held for sale, and has been included within other current assets on the condensed consolidated balance sheet as of September 30, 2026. The carrying value of the land is approximately $3.6 million. No impairment charge was recognized in connection with the classification.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net earnings	$22,161	$50,947	$129,739	$105,393
Denominator:
Weighted average shares used to compute basic EPS	29,286	31,369	30,035	31,663
Dilutive potential common shares due to dilutive RSUs, net of tax effect	558	56	256	94
Dilutive potential common shares due to the Convertible Notes	—	—	—	577
Dilutive potential common shares due to the Warrants	—	111	—	446
Weighted average shares used to compute diluted EPS	29,844	31,536	30,291	32,780
Net earnings per share:
Basic	$0.76	$1.62	$4.32	$3.33
Diluted	$0.74	$1.62	$4.28	$3.22
For the three and nine months ended September 30, 2026, approximately 62,000 and 157,000, respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2025, approximately 190,000 and 153,000,

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
respectively, of our RSUs were excluded from the diluted EPS calculations because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in future periods.
5.    Debt, Inventory Financing Facilities, Finance Leases and Other Financing Obligations
Debt
Our long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
ABL revolving credit facility	$1,004,818	$868,209
Senior unsecured notes due 2032	494,068	493,085
Other financing obligations	—	41
Total	1,498,886	1,361,335
Less: current portion of long-term debt	—	(8)
Long-term debt	$1,498,886	$1,361,327

On May 28, 2026, we entered into the Seventh Amendment to the Credit Agreement (as amended, the "credit agreement") to modify our ABL facility. The amendment, among other things, added a $100 million swingline sub-facility. The ABL facility has a maximum borrowing capacity of $2,000,000,000, including a maximum borrowing capacity of $350,000,000 available for borrowings by certain foreign subsidiaries. The facility matures on December 19, 2030. From time to time and at our option, we may request to increase the aggregate amount available for borrowing under the ABL facility by up to an aggregate of the U.S. dollar equivalent of $750,000,000, subject to customary conditions, including receipt of commitments from lenders. The ABL facility is guaranteed by certain of our material subsidiaries and is secured by a lien on certain of our assets and certain of each other borrower’s and each guarantor’s assets. The ABL facility provides for an uncommitted first-in, last-out revolving facility in an aggregate amount of up to $100,000,000. As of September 30, 2026, eligible accounts receivable and inventory permitted availability to the full $2,000,000,000 facility amount, inclusive of the swingline sub-facility, of which $1,004,818,000 was outstanding.
The ABL facility contains customary affirmative and negative covenants and events of default. If a default occurs (subject to customary grace periods and materiality thresholds) under the credit agreement, certain actions may be taken, including, but not limited to, possible termination of commitments and required payment of all outstanding principal amounts plus accrued interest and fees payable under the credit agreement. As of September 30, 2026, no such events have occurred.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

The Senior Notes are subject to certain customary events of default and acceleration clauses. As of September 30, 2026, no such events have occurred.
The Senior Notes consist of the following balances reported within the condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Liability:
Principal	$500,000	$500,000
Less: debt issuance costs, net of accumulated accretion	(5,932)	(6,915)
Net carrying amount	$494,068	$493,085
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
The Convertible Notes were reflected in the condensed consolidated balance sheets prior to their maturity. The effective interest rate on the principal of the Convertible Notes was 0.75%. Interest expense recognized for the nine months ended September 30, 2025 consisted of contractual coupon interest and amortization of debt issuance costs and was included in the condensed consolidated statement of operations.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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
During 2025, the remaining 1,536,948 Warrants were either settled or expired with no value. We issued an aggregate of 215,324 shares of our common stock to settle the remaining Warrants. As a result, there were no outstanding Warrants as of December 31, 2025 or September 30, 2026.

The Call Spread Transactions had no effect on the terms of the Convertible Notes and reduced potential dilution by effectively increasing the initial conversion price of the Convertible Notes to $103.12 per share of the Company’s common stock.
Inventory Financing Facilities
We have maximum availability under our unsecured inventory financing facility with MUFG Bank Ltd (“MUFG”) of $280,000,000. As of September 30, 2026, we have maximum availability under our unsecured inventory financing facility with PNC Bank, N.A. (“PNC”) of $425,000,000, including a $50,000,000 facility in Canada (the "Canada facility"). We also have maximum availability under our unsecured inventory financing facility with Wells Fargo in EMEA (the "EMEA facility") of $50,000,000. As of September 30, 2026, our combined inventory financing facilities had a total maximum capacity of $755,000,000, of which $243,270,000 was outstanding.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
6.    Income Taxes

Our effective tax rates were 49.9% and 35.1% for the three and nine months ended September 30, 2026, respectively, compared to the U.S. federal statutory rate of 21.0%. The higher effective tax rates were due primarily to state income taxes, limitations on the deductibility of executive compensation and the non-deductibility of losses from the revaluation of earnout liabilities.

Our effective tax rates for the three and nine months ended September 30, 2025 were 27.9% and 31.5%, respectively, compared to the U.S. federal statutory rate of 21.0%. The higher effective tax rate for the three and nine month periods were due primarily to state income taxes, higher taxes on earnings in foreign jurisdictions, and the non-deductibility of losses related to the revaluation of earnout liabilities. For the nine-month period, the effective tax rate was also impacted by the non-deductibility of losses related to the warrant fair value adjustments.
As of September 30, 2026 and December 31, 2025, we had approximately $16,119,000 and $13,272,000, respectively, of unrecognized tax benefits. Of these amounts, approximately $2,822,000 and $1,667,000, respectively, related to accrued interest. In the future, if recognized, the liability associated with uncertain tax positions could affect our effective tax rate.
7.    Share Repurchase Program
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299,000,000 of our common stock, including amounts that remained from prior authorizations. As of September 30, 2026, approximately $73,968,000 remained available for repurchases under our share repurchase program. Our share repurchases may be made on the open market, subject to Rule 10b-18 or in privately negotiated transactions, through block trades, through 10b5-1 plans or otherwise, at management’s discretion. The number of shares purchased and the timing of the purchases will be based on market conditions, working capital requirements, general business conditions and other factors. We intend to retire the repurchased shares.
During the three months ended September 30, 2026, we repurchased 525,799 shares of our common stock on the open market at a total cost of approximately $75,033,000 (an average price of $142.70 per share). During the three months ended September 30, 2025, we repurchased 600,727 shares of our common stock on the open market at a total cost of $75,000,000 (an average price of $124.85 per share).
During the nine months ended September 30, 2026, we repurchased 2,135,636 shares of our common stock on the open market at a total cost of approximately $225,032,000 (an average price of $105.37 per share). During the nine months ended September 30, 2025, we repurchased 1,200,727 shares of our common stock, of which 600,000 shares were purchased in a private transaction from ValueAct Capital, an affiliate at the time of the repurchase, at a total cost of approximately $76,118,000 (an average price of $126.86 per share, representing a negotiated 3.95% discount from the closing price of our common stock the day prior to the transaction) and the remainder was repurchased on the open market at a total cost of approximately $75,000,000 (an average price of $124.85 per share).

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
8.    Commitments and Contingencies
Contractual
In the ordinary course of business, we issue performance bonds to secure our performance under certain contracts or state tax requirements. As of September 30, 2026, we had approximately $38,773,000 of performance bonds outstanding. These bonds are issued on our behalf by a surety company on an unsecured basis; however, if the surety company is ever required to pay out under the bonds, we have contractually agreed to reimburse the surety company.
Management believes that payments, if any, related to these performance bonds are not probable at September 30, 2026. Accordingly, we have not accrued any liabilities related to such performance bonds in our condensed consolidated financial statements.
The Company has a minimum required purchase commitment of approximately $100,467,000 pursuant to an agreement primarily related to cloud services. The total purchase commitment is required to be met or exceeded during a 5-year period, starting October 1, 2023 through September 30, 2028. At September 30, 2026, we had a remaining purchase commitment of $42,249,000. If total purchases do not meet the required commitment by September 30, 2028, the shortfall must be prepaid by the Company and can be used for further purchases through September 30, 2029.
The Company has a minimum required purchase commitment of approximately $40,000,000 pursuant to an agreement primarily related to software as a service. The total purchase commitment was required to be met during a 4-year period, starting November 30, 2022 through November 29, 2026. If total purchases did not meet the required commitment by November 29, 2026, the Company could extend the term of the commitment through November 29, 2027. During this extended period, any credit balance would remain available for payment against the usage of the subscribed products. As of September 30, 2026, the Company has satisfied the minimum purchase commitment under this agreement and has no remaining purchase commitment outstanding.
As of September 30, 2026, the Company has recorded a contingent liability of approximately $28,897,000, payable to a partner to settle various contractual commitments to resell a minimum amount of cloud services to clients.
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
Management believes that payments, if any, related to these indemnifications are not probable at September 30, 2026. Accordingly, we have not accrued any liabilities related to such indemnifications in our condensed consolidated financial statements.

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
In the following table, revenue is disaggregated by our reportable operating segments, which are primarily defined by their related geographies, as well as by major product offering, by major client group and by recognition on either a gross basis as a principal in the arrangement, or on a net basis as an agent, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,332,404	$124,616	$50,140	$1,507,160
Software	286,345	116,757	19,313	422,415
Services	364,712	96,640	50,583	511,935
	$1,983,461	$338,013	$120,036	$2,441,510
Major Client Groups
Large Enterprise / Corporate	$1,334,195	$287,125	$70,883	$1,692,203
Commercial	428,132	1,470	27,380	456,982
Public Sector	221,134	49,418	21,773	292,325
	$1,983,461	$338,013	$120,036	$2,441,510
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,825,675	$282,987	$96,161	$2,204,823
Net revenue recognition (Agent)	157,786	55,026	23,875	236,687
	$1,983,461	$338,013	$120,036	$2,441,510

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$1,021,930	$111,239	$11,056	$1,144,225
Software	286,115	126,509	20,923	433,547
Services	317,257	82,010	26,806	426,073
	$1,625,302	$319,758	$58,785	$2,003,845
Major Client Groups
Large Enterprise / Corporate	$1,070,488	$254,686	$22,539	$1,347,713
Commercial	380,775	5,966	20,456	407,197
Public Sector	174,039	59,106	15,790	248,935
	$1,625,302	$319,758	$58,785	$2,003,845
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$1,481,867	$280,907	$48,772	$1,811,546
Net revenue recognition (Agent)	143,435	38,851	10,013	192,299
	$1,625,302	$319,758	$58,785	$2,003,845

	Nine Months Ended September 30, 2026
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,688,458	$397,823	$79,381	$4,165,662
Software	849,759	399,941	66,368	1,316,068
Services	1,066,712	288,294	132,257	1,487,263
	$5,604,929	$1,086,058	$278,006	$6,968,993
Major Client Groups
Large Enterprise / Corporate	$3,774,271	$876,296	$134,404	$4,784,971
Commercial	1,255,323	15,118	75,666	1,346,107
Public Sector	575,335	194,644	67,936	837,915
	$5,604,929	$1,086,058	$278,006	$6,968,993
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$5,133,817	$925,831	$222,079	$6,281,727
Net revenue recognition (Agent)	471,112	160,227	55,927	687,266
	$5,604,929	$1,086,058	$278,006	$6,968,993

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Nine Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Major Offerings
Hardware	$3,102,128	$348,553	$26,091	$3,476,772
Software	983,556	416,685	73,849	1,474,090
Services	924,565	245,962	77,494	1,248,021
	$5,010,249	$1,011,200	$177,434	$6,198,883
Major Client Groups
Large Enterprise / Corporate	$3,362,916	$762,019	$64,260	$4,189,195
Commercial	1,164,922	23,563	58,351	1,246,836
Public Sector	482,411	225,618	54,823	762,852
	$5,010,249	$1,011,200	$177,434	$6,198,883
Revenue Recognition based on acting as Principal or Agent in the Transaction
Gross revenue recognition (Principal)	$4,602,892	$891,920	$150,814	$5,645,626
Net revenue recognition (Agent)	407,357	119,280	26,620	553,257
	$5,010,249	$1,011,200	$177,434	$6,198,883
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
All significant intercompany transactions are eliminated upon consolidation, and there are no differences between the accounting policies used to measure profit and loss for our segments or on a consolidated basis. Net sales are defined as net sales to external clients. None of our clients exceeded ten percent of consolidated net sales for the three or nine months ended September 30, 2026 or 2025.
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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
The following tables present our results of operations by reportable operating segment for the periods indicated (in thousands):

	Three Months Ended September 30, 2026
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,332,404	$124,616	$50,140	$1,507,160
Software	286,345	116,757	19,313	422,415
Services	364,712	96,640	50,583	511,935
Total net sales	1,983,461	338,013	120,036	2,441,510
Costs of goods sold:
Hardware	1,173,662	109,567	45,290	1,328,519
Software	271,464	110,783	17,782	400,029
Services	144,692	27,136	17,931	189,759
Total costs of goods sold	1,589,818	247,486	81,003	1,918,307
Gross Profit:
Hardware	158,742	15,049	4,850	178,641
Software	14,881	5,974	1,531	22,386
Services	220,020	69,504	32,652	322,176
Gross profit	393,643	90,527	39,033	523,203
Operating expenses:
Significant selling and administrative expenses	261,634	72,090	22,538	356,262
Adjusted earnings from operations	$132,009	$18,437	$16,495	$166,941

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Three Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$1,021,930	$111,239	$11,056	$1,144,225
Software	286,115	126,509	20,923	433,547
Services	317,257	82,010	26,806	426,073
Total net sales	1,625,302	319,758	58,785	2,003,845
Costs of goods sold:
Hardware	890,645	96,126	9,589	996,360
Software	269,399	120,122	19,440	408,961
Services	122,995	29,276	12,058	164,329
Total costs of goods sold	1,283,039	245,524	41,087	1,569,650
Gross Profit:
Hardware	131,285	15,113	1,467	147,865
Software	16,716	6,387	1,483	24,586
Services	194,262	52,734	14,748	261,744
Gross profit	342,263	74,234	17,698	434,195
Operating expenses:
Significant selling and administrative expenses	225,551	62,081	11,259	298,891
Adjusted earnings from operations	$116,712	$12,153	$6,439	$135,304

	Nine Months Ended September 30, 2026
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$3,688,458	$397,823	$79,381	$4,165,662
Software	849,759	399,941	66,368	1,316,068
Services	1,066,712	288,294	132,257	1,487,263
Total net sales	5,604,929	1,086,058	278,006	6,968,993
Costs of goods sold:
Hardware	3,246,443	348,800	71,199	3,666,442
Software	798,990	381,033	61,967	1,241,990
Services	414,820	85,469	53,316	553,605
Total costs of goods sold	4,460,253	815,302	186,482	5,462,037
Gross Profit:
Hardware	442,015	49,023	8,182	499,220
Software	50,769	18,908	4,401	74,078
Services	651,892	202,825	78,941	933,658
Gross profit	1,144,676	270,756	91,524	1,506,956
Operating expenses:
Significant selling and administrative expenses	741,214	216,975	60,047	1,018,236
Adjusted earnings from operations	$403,462	$53,781	$31,477	$488,720

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)

	Nine Months Ended September 30, 2025
	North America	EMEA	APAC	Consolidated
Net sales:
Hardware	$3,102,128	$348,553	$26,091	$3,476,772
Software	983,556	416,685	73,849	1,474,090
Services	924,565	245,962	77,494	1,248,021
Total net sales	5,010,249	1,011,200	177,434	6,198,883
Costs of goods sold:
Hardware	2,704,305	300,985	22,638	3,027,928
Software	927,915	394,190	67,891	1,389,996
Services	374,622	87,430	35,908	497,960
Total costs of goods sold	4,006,842	782,605	126,437	4,915,884
Gross Profit:
Hardware	397,823	47,568	3,453	448,844
Software	55,641	22,495	5,958	84,094
Services	549,943	158,532	41,586	750,061
Gross profit	1,003,407	228,595	50,997	1,282,999
Operating expenses:
Significant selling and administrative expenses	682,878	182,852	32,741	898,471
Adjusted earnings from operations	$320,529	$45,743	$18,256	$384,528
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
The following is a summary of our total assets by reportable operating segment (in thousands):

	September 30, 2026	December 31, 2025
North America	$7,063,894	$7,018,025
EMEA	4,208,030	2,528,292
APAC	499,344	412,016
Corporate assets and intercompany eliminations, net	(742,074)	(870,961)
Total assets	$11,029,194	$9,087,372

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We recorded the following pre-tax amounts, by reportable operating segment, for depreciation and amortization in the accompanying condensed consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization of property and equipment:
North America	$6,156	$6,346	$18,641	$18,722
EMEA	1,134	1,136	3,249	3,056
APAC	334	100	963	299
	7,624	7,582	22,853	22,077
Amortization of intangible assets:
North America	18,635	16,806	55,933	50,427
EMEA	1,711	1,872	5,327	5,467
APAC	585	—	1,775	—
	20,931	18,678	63,035	55,894
Total	$28,555	$26,260	$85,888	$77,971

10.    Acquisition
Sekuro

Effective October 31, 2025, we acquired 100 percent of the issued and outstanding shares of Sekuro Limited ("Sekuro") for a cash purchase price of approximately $80,660,000, net of cash, cash equivalents, and restricted cash acquired of $3,822,000, which is comprised of the initial purchase price of $85,347,000 paid in cash upon the acquisition, partially offset by the contractual adjustments to the purchase price of $865,000. The total purchase price also includes the estimated fair value of earn out payments of approximately $11,439,000, which provide an incentive opportunity for the sellers to earn up to AUD122,500,000, contingent upon Sekuro achieving certain EBITDA and net revenue performance targets through October 2027. The AUD122,500,000 includes up to AUD42,500,000 available to the sellers for over achievement against EBITDA and net revenue performance targets. Sekuro is a global cybersecurity and digital resilience provider that offers end-to-end security services for enterprises and governments. We believe the acquisition positions us to better meet the growing demand for comprehensive security solutions in an increasingly complex threat landscape.

The preliminary fair value of net assets acquired was approximately $17,452,000, including approximately $21,431,000 of identifiable intangible assets, consisting primarily of customer relationships of $20,379,000 that will be amortized using the straight-line method over the estimated economic life of ten years. As these intangible assets are not tax deductible, we recognized a related deferred tax liability of approximately $6,429,000. The preliminary purchase price was allocated using the information currently available. Further information obtained upon the finalization of the fair value assumptions for identifiable intangible assets acquired and final assessments of various other assets and liabilities could lead to an adjustment of the purchase price allocation. Goodwill acquired approximated $74,647,000, which was recorded in our APAC operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
We recognized net losses of $36,875,000 and $41,374,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three and nine months ended September 30, 2026, respectively.

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

The fair value of net assets acquired was approximately $59,146,000, including approximately $50,800,000 of identifiable intangible assets, consisting primarily of customer relationships of $28,000,000 and non-compete agreements of $21,300,000. We finalized the purchase price allocation in relation to this acquisition in the third quarter of 2026, with no material changes to our preliminary estimates. Goodwill acquired approximated $188,466,000, which was recorded in our North America operating segment. Approximately 98% of goodwill is expected to be deductible for income tax purposes.

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

We recognized net losses of $1,720,000 and $8,760,000 within selling and administrative expenses due to the net changes in the estimated fair value of the earnout payments for the three and nine months ended September 30, 2026, respectively.

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

INSIGHT ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)(unaudited)
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

We recognized net changes in the estimated fair value of earnout payments within selling and administrative expenses. For the three months ended September 30, 2025, we recognized a net loss of $3,800,000, with no comparable loss recognized for the three months ended September 30, 2026, as the applicable performance period ended in April 2026. For the nine months ended September 30, 2026 and 2025, we recognized net losses of $15,170,000 and $15,701,000, respectively. We paid approximately $39,602,000 for Infocenter's first earnout period on July 1, 2025, and approximately $38,470,000 for the second earnout period on July 13, 2026.
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
We use foreign exchange forward contracts to mitigate risk associated with our net investment in foreign currency denominated operations. These forward contracts are designated as net investment hedges. In December 2025, we entered into two foreign exchange forward contracts to mitigate risk associated with our foreign operations denominated in Euros. These forward contracts, one for three years and another for five years, each have a notional value of $50,000,000. These foreign currency forward contracts are carried at fair value. Changes in the fair value of these instruments during the three and nine months ended September 30, 2026 were immaterial.
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
12. Subsequent Events
Share Repurchase Program
Subsequent to September 30, 2026, we repurchased 224,761 shares of our common stock on the open market at a total cost of approximately $37,475,000 (an average price of $166.73 per share) under our share repurchase program authorization. Following these repurchases, approximately $36,493,000 remained available for future repurchases under the share repurchase program.
Inventory Financing Facility
Effective October 30, 2026, the maximum availability under our unsecured inventory financing facility with PNC was increased by $75,000,000, from $425,000,000 to $500,000,000. The $50,000,000 Canada facility remained unchanged.

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
On a consolidated basis, for the three months ended September 30, 2026:
•Net sales of $2.4 billion increased 22% compared to the three months ended September 30, 2025. The increase was primarily due to increases in hardware and services net sales, partially offset by a decrease in software net sales. Excluding the effects of fluctuating foreign currency exchange rates, net sales also increased 22% compared to the third quarter of 2025.
•Gross profit of $523.2 million increased 20% compared to the three months ended September 30, 2025, primarily driven by increases in hardware and services gross profit, partially offset by a decrease in software gross profit. Excluding the effects of fluctuating foreign currency exchange rates, gross profit also increased 20% compared to the third quarter of 2025.
•Compared to the three months ended September 30, 2025, gross margin contracted approximately 30 basis points to 21.4% of net sales in the three months ended September 30, 2026. The contraction was primarily driven by a higher mix of hardware net sales, which carry lower gross margins, compared to the same period in the prior year.
•Earnings from operations decreased 26%, year to year, to $68.7 million in the third quarter of 2026 compared to $93.1 million in the third quarter of 2025. The net change reflects increases in selling and administrative expenses, including higher acquisition-related earnout revaluation adjustments, and severance and restructuring expenses, net, including costs associated with the Company's Voluntary Separation Program ("VSP"), an initiative to simplify operations and align resources with strategic priorities, partially offset by an increase in gross profit. Excluding the effects of fluctuating foreign currency exchange rates, earnings from operations also decreased 26% year to year.
•Net earnings and diluted earnings per share were $22.2 million and $0.74, respectively, for the third quarter of 2026. This compares to net earnings of $50.9 million and diluted earnings per share of $1.62 for the third quarter of 2025. In the third quarter of 2026, the decrease in net earnings was primarily driven by higher acquisition-related earnout revaluation adjustments, as well as higher severance and restructuring costs associated with the VSP noted above, partially offset by an increase in gross profit. Diluted earnings per share decreased 54% year to year, primarily as a result of a decrease in net earnings, partially offset by a lower number of dilutive shares outstanding in the third quarter of 2026. Excluding the effects of fluctuating foreign currency exchange rates, diluted earnings per share decreased 53% year to year.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
In discussing financial results for the three and nine months ended September 30, 2026 and 2025, the Company refers to certain financial measures that are adjusted from the financial results prepared in accordance with United States generally accepted accounting principles (“GAAP”). When referring to non-GAAP measures, the Company refers to them as “Adjusted.” See the "Use of Non-GAAP Financial Measures" section below for additional information and a reconciliation of such non-GAAP measures to the most directly comparable GAAP financial measures.

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
Supply Chain, Demand and Inflation Update

We believe inflation contributed to sustained high interest rates on all of our variable rate borrowing facilities through the third quarter of 2026 consistent with the prior year. Interest rates are expected to hold steady and continue to remain higher than historical rates through the remainder of 2026. We are actively monitoring changes to the global macroeconomic environment, including those impacting our supply chain, demand for our products whether due to tariffs or otherwise and interest rates, and assessing the potential impacts these challenges may have on our current results, financial condition and liquidity. Currently, our supply chain is impacted by the global memory chip shortage, which has resulted in lower overall supply and increased pricing and may result in further constrained overall supply and upward pressure on pricing. Additionally, international conflicts, including the war in Iran, may impact supply chain and increase inflation. We are mindful of the potential effects these conditions could have on our clients, partners and prospects for the remainder of 2026 and beyond.

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
Results of Operations
The following table sets forth certain financial data as a percentage of net sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold	78.6	78.3	78.4	79.3
Gross profit	21.4	21.7	21.6	20.7
Selling and administrative expenses	17.6	16.7	17.2	16.5
Severance and restructuring expenses, net and acquisition and integration related expenses	1.0	0.4	0.5	0.3
Earnings from operations	2.8	4.6	3.9	3.9
Non-operating expense, net	1.0	1.1	1.0	1.4
Earnings before income taxes	1.8	3.5	2.9	2.5
Income tax expense	0.9	1.0	1.0	0.8
Net earnings	0.9%	2.5%	1.9%	1.7%
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

Net Sales. Net sales of $2.4 billion for the three months ended September 30, 2026 increased 22%, year over year, compared to the three months ended September 30, 2025, driven by growth across all operating segments. Net sales of $7.0 billion for the nine months ended September 30, 2026 increased 12%, year over year, compared to the nine months ended September 30, 2025, also reflecting increases across each of our operating segments.

Our net sales by operating segment were as follows for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
North America	$1,983,461	$1,625,302	22%	$5,604,929	$5,010,249	12%
EMEA	338,013	319,758	6%	1,086,058	1,011,200	7%
APAC	120,036	58,785	104%	278,006	177,434	57%
Consolidated	$2,441,510	$2,003,845	22%	$6,968,993	$6,198,883	12%
Our net sales by offering category for North America for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$1,332,404	$1,021,930	30%	$3,688,458	$3,102,128	19%
Software	286,345	286,115	—%	849,759	983,556	(14)%
Services	364,712	317,257	15%	1,066,712	924,565	15%
	$1,983,461	$1,625,302	22%	$5,604,929	$5,010,249	12%
Net sales in North America increased 22%, or $358.2 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increases in hardware and services net sales of 30% and 15%, respectively. The increase was partially offset by relatively flat software net sales, year over year. The net changes for the three months ended September 30, 2026 were the result of the following:
•The increase in hardware net sales was primarily driven by growth in infrastructure and devices offerings across client segments, led by large enterprise and corporate clients.
•The increase in services net sales was primarily due to growth in Insight Delivered services and cloud solution offerings.
•Software net sales remained relatively flat compared to the prior-year period, as growth in software demand was offset by the continued migration of certain on-premise software solutions to cloud solutions, which are reported within services net sales.
Net sales in North America increased 12%, or $594.7 million, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven by increases in hardware and services net sales of 19% and 15%, respectively, year over year. This increase was partially offset by a decrease in software

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
net sales of 14%, year to year. The net changes for the nine months ended September 30, 2026 were the result of the following:
•The increase in hardware net sales was primarily driven by growth in infrastructure and devices offerings across client segments, led by large enterprise and corporate clients.
•The increase in services net sales was primarily due to growth in Insight Delivered services, including contributions from the acquisition of Inspire11 and cloud solution offerings.
•The decrease in software net sales was primarily due to the continued migration of on-premise software to cloud solutions, which are reported within services net sales.

Our net sales by offering category for EMEA for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$124,616	$111,239	12%	$397,823	$348,553	14%
Software	116,757	126,509	(8)%	399,941	416,685	(4)%
Services	96,640	82,010	18%	288,294	245,962	17%
	$338,013	$319,758	6%	$1,086,058	$1,011,200	7%
Net sales in EMEA increased 6%, or $18.3 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased by 7%, year over year. Services and hardware net sales increased by 18% and 12%, respectively, year over year, partially offset by a decrease in software net sales of 8%, year to year. The net changes for the three months ended September 30, 2026 were the result of the following:

•The increase in services net sales was primarily due to increases in agency net sales, attributable to the continued contribution from certain large agency transactions, and Insight Delivered services. These agency transactions represent arrangements in which we serve as a paid pass-through agent in "pay-when-paid" transactions for certain clients and their vendors in the United Kingdom and the United Arab Emirates (UAE). For additional information, see “– Liquidity and Capital Resources – Net cash provided by operating activities.”
•The increase in hardware net sales was primarily due to higher volume of sales to large enterprise and corporate clients.
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise, corporate and public sector clients, with the continued migration of on-premise software to cloud solutions, which are reported net in services net sales, also contributing to the decrease.
Net sales in EMEA increased 7%, or $74.9 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in EMEA increased 4%, year over year. Services and hardware net sales increased by 17% and 14%, respectively, year over year, partially offset by a decrease in software net sales of 4%, year to year. The net changes for the nine months ended September 30, 2026 were the result of the following:
•The increase in services net sales was primarily due to increases in agency net sales, attributable to the continued contribution from certain large agency transactions as discussed above, and Insight Delivered services.
•The increase in hardware net sales was primarily due to higher volume of sales to large enterprise and corporate clients.
•The decrease in software net sales was primarily due to lower volume of sales to large enterprise and corporate clients, with the continued migration of on-premise software to cloud solutions, which are reported net in services net sales, also contributing to the decrease.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Our net sales by offering category for APAC for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
Sales Mix	2026	2025		2026	2025
Hardware	$50,140	$11,056	354%	$79,381	$26,091	204%
Software	19,313	20,923	(8)%	66,368	73,849	(10)%
Services	50,583	26,806	89%	132,257	77,494	71%
	$120,036	$58,785	104%	$278,006	$177,434	57%
Net sales in APAC increased 104%, or $61.3 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased 93%, year over year. Hardware and services net sales increased by 354% and 89%, respectively, year over year, partially offset by a decrease in software net sales of 8%, year to year. The net changes for the three months ended September 30, 2026 were the result of the following:
•The increase in hardware net sales was due to higher volume of sales to large enterprise clients, primarily attributable to Sekuro.
•The increase in services net sales was primarily due to higher agency net sales and increased Insight Delivered services, with growth in Insight Delivered services largely attributable to Sekuro.
•The decrease in software net sales was primarily due to lower volume of sales across client sectors, with the continued migration of on-premise software to cloud solutions, which are reported net in services net sales, also contributing to the decrease.
Net sales in APAC increased 57%, or $100.6 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Excluding the effects of fluctuating foreign currency exchange rates, net sales in APAC increased by 46%, year over year. Net sales of hardware and services increased by 204% and 71%, respectively, year over year. These increases were partially offset by a decrease in software net sales of 10%, year to year. The net changes for the nine months ended September 30, 2026 were the result of the following:
•The increase in hardware net sales was primarily due to contributions from Sekuro, as well as higher volume of sales to large enterprise and corporate clients.
•The increase in services net sales was primarily due to higher agency net sales and increased Insight Delivered services, with growth in Insight Delivered services largely attributable to Sekuro.
•The decrease in software net sales was due to the continued migration of on-premise software to cloud solutions, which are reported net in services net sales, with the shift led primarily by corporate and public sector clients.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
The percentage of net sales by category for North America, EMEA and APAC were as follows for the three and nine months ended September 30, 2026 and 2025:

	North America		EMEA		APAC
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
Sales Mix	2026	2025	2026	2025	2026	2025
Hardware	67%	63%	37%	35%	42%	19%
Software	15%	18%	34%	39%	16%	35%
Services	18%	19%	29%	26%	42%	46%
	100%	100%	100%	100%	100%	100%

	North America		EMEA		APAC
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Sales Mix	2026	2025	2026	2025	2026	2025
Hardware	66%	62%	37%	35%	28%	15%
Software	15%	20%	37%	41%	24%	41%
Services	19%	18%	26%	24%	48%	44%
	100%	100%	100%	100%	100%	100%
Gross Profit. Gross profit increased 20%, or $89.0 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, with gross margin contracting approximately 30 basis points to 21.4% for the three months ended September 30, 2026 compared to 21.7% for the three months ended September 30, 2025. Gross profit increased 17%, or $224.0 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, with gross margin expanding approximately 90 basis points to 21.6% for the nine months ended September 30, 2026 compared to 20.7% for the nine months ended September 30, 2025.
Our gross profit and gross profit as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$393,643	19.8%	$342,263	21.1%	$1,144,676	20.4%	$1,003,407	20.0%
EMEA	90,527	26.8%	74,234	23.2%	270,756	24.9%	228,595	22.6%
APAC	39,033	32.5%	17,698	30.1%	91,524	32.9%	50,997	28.7%
Consolidated	$523,203	21.4%	$434,195	21.7%	$1,506,956	21.6%	$1,282,999	20.7%
North America's gross profit for the three months ended September 30, 2026 increased 15%, or $51.4 million, compared to the three months ended September 30, 2025. As a percentage of net sales, gross margin contracted approximately 130 basis points to 19.8%, year to year. The year to year net contraction in gross margin was primarily attributable to the following:

•Decreases in services margin and product margin of 86 basis points and 35 basis points, respectively.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The contraction in product margin primarily reflects a higher concentration of hardware sales, particularly infrastructure and devices offerings, which generally carry lower margins. Despite the margin contraction, hardware gross profit increased due to strong sales growth across these categories.
•The decrease in services margin primarily reflects lower margin contribution from cloud solution offerings and partner delivered services compared to the prior year period.
North America's gross profit for the nine months ended September 30, 2026 increased 14%, or $141.3 million, compared to the nine months ended September 30, 2025. As a percentage of net sales, gross margin expanded approximately 40 basis points to 20.4% for the nine months ended September 30, 2026. The year over year net expansion in gross margin was primarily attributable to the following:
•An increase in services margin of 62 basis points, partially offset by a decrease in product margin of 26 basis points.
•The increase in services margin primarily reflects increases in margin contribution from cloud solution offerings and Insight Delivered services, partially offset by a contraction in warranty and partner delivered services.
•The contraction in product margin primarily reflects a higher concentration of hardware sales, particularly infrastructure products, and lower hardware and software margins compared to the prior-year period.

EMEA's gross profit for the three months ended September 30, 2026 increased 22%, or $16.3 million, year over year (increasing 23% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, gross margin expanded 360 basis points to 26.8%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 407 basis points, partially offset by a decrease in product margin of 50 basis points.
•The increase in services margin was primarily driven by an expansion in margin contribution from certain large agency transactions as discussed above, cloud solution offerings, and Insight Delivered Services.
•The contraction in product margin was primarily the result of lower hardware margins and changes in product mix. This was partially offset by growth in software margins.

EMEA's gross profit for the nine months ended September 30, 2026 increased 18%, or $42.2 million, year over year (increasing 15% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. As a percentage of net sales, gross margin expanded approximately 230 basis points to 24.9%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 300 basis points, partially offset by a decrease in product margin of 67 basis points.
•The increase in services margin was primarily driven by higher margin contribution from certain large agency transactions as discussed above, cloud solution offerings, and Insight Delivered services.
•The contraction in product margin was primarily the result of lower hardware and software margins compared to the prior-year period, reflecting changes in product mix.
APAC's gross profit for the three months ended September 30, 2026 increased 121%, or $21.3 million, year over year (increasing 109% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, gross margin expanded 240 basis points to 32.5%, year over year. The year over year net expansion in gross margin was primarily attributable to the following:
•Increases in services margin and product margin of 211 basis points and 30 basis points, respectively.
•The increase in services margin is primarily driven by an expansion in margin contribution attributable to Sekuro, as well as growth in cloud solution offerings.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•The increase in product margin was primarily driven by higher margin contribution from hardware sales, largely attributable to Sekuro, partially offset by lower software margins compared to the prior-year period.
APAC's gross profit for the nine months ended September 30, 2026 increased 79%, or $40.5 million, year over year (increasing 68% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. As a percentage of net sales, gross margin expanded approximately 420 basis points, year over year. The year over year net expansion in gross margin was primarily attributable to the following:

•An increase in services margin of 496 basis points, partially offset by a decrease in product margin of 78 basis points.
•The increase in services margin was primarily driven by margin contribution attributable to Sekuro.
•The contraction in product margin was primarily the result of sales of hardware and software at lower margins compared to the prior-year period.
Operating Expenses.
Selling and Administrative Expenses. Selling and administrative expenses for the three months ended September 30, 2026 increased 29%, or $95.7 million, compared to the three months ended September 30, 2025 (also increasing 29% when excluding the effects of fluctuating foreign currency exchange rates). Selling and administrative expenses increased $172.8 million, or 17% (increasing 16% when excluding the effects of fluctuating foreign currency exchange rates), for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Selling and administrative expenses increased approximately 100 basis points as a percentage of net sales in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The overall net increase in selling and administrative expenses reflects increases in other expenses of $46.1 million, personnel costs of $43.7 million, legal and professional fees of $2.5 million, depreciation and amortization expense of $2.1 million and marketing expenses of $2.1 million. The increase in other expenses primarily relates to higher earnout valuation adjustments associated with the acquisitions of Sekuro and Inspire11. The increase in personnel costs was primarily driven by variable compensation costs and expenses from acquisitions in the fourth quarter of 2025. The increase in depreciation and amortization expenses reflects higher amortization of assets associated with acquisitions in the fourth quarter of 2025.
Selling and administrative expenses increased approximately 70 basis points as a percentage of net sales in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The overall net increase in selling and administrative expenses primarily reflects increases in personnel costs of $91.6 million, other expenses of $62.8 million, depreciation and amortization expenses of $7.5 million, legal and professional fees of $4.3 million, travel and entertainment expenses of $3.5 million, and marketing expenses of $3.2 million. The increase in personnel costs was driven by variable compensation costs and expenses from acquisitions in the fourth quarter of 2025. The increase in other expenses includes a net loss on revaluation of earnout liabilities of approximately $64.2 million from the acquisitions of Infocenter, Inspire11 and Sekuro for the nine months ended September 30, 2026 compared to a net loss on revaluation of earnout liabilities of $19.2 million for the nine months ended September 30, 2025. We also incurred an impairment loss of approximately $1.8 million in the nine months ended September 30, 2026 compared to an impairment loss of approximately $12.6 million in the nine months ended September 30, 2025 relating to the Santa Monica property that was reclassified to held for sale in April 2025 and subsequently sold in April 2026. We also incurred transformation costs, in the current and prior year periods, of $17.3 million and $11.2 million, respectively, relating to the transformation of our business in phases across the global organization to help us achieve our strategic objectives, including becoming a leading solutions integrator. The increase in depreciation and amortization expenses reflects higher amortization of assets associated with acquisitions in the fourth quarter of 2025.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Severance and Restructuring Expenses, net. During the three months ended September 30, 2026, we recorded severance and restructuring expenses, net of adjustments, of approximately $25.7 million. Comparatively, during the three months ended September 30, 2025, we recorded severance and restructuring expenses, net of adjustments, of approximately $5.4 million. The increase was primarily driven by costs associated with the Company's VSP initiated during the third quarter of 2026. The VSP resulted in approximately $17.2 million of severance and related benefit costs. In addition, the severance charges in both periods included costs associated with a realignment of certain roles and responsibilities and reductions in workforce.
During the nine months ended September 30, 2026, we recorded severance and restructuring expense, net of adjustments, of approximately $37.9 million. Comparatively, during the nine months ended September 30, 2025, we recorded severance and restructuring expense, net of adjustments, of approximately $15.8 million. The increase was primarily driven by costs associated with the VSP initiated during the third quarter of 2026, as well as other workforce optimization activities undertaken during the period. The severance charges in both periods primarily related to a realignment of certain roles and responsibilities and reductions in workforce.
Acquisition and Integration Related Expenses. During the three months ended September 30, 2026, we recorded acquisition and integration related expenses of approximately $0.2 million. During the three months ended September 30, 2025, we recorded acquisition and integration related expenses of approximately $2.8 million primarily related to certain acquisitions that closed in the fourth quarter of 2025.
During the nine months ended September 30, 2026, we recorded acquisition and integration related expenses of approximately $0.5 million. During the nine months ended September 30, 2025, we recorded acquisition and integration related expenses of approximately $3.1 million primarily related to certain acquisitions that closed in the fourth quarter of 2025.
Earnings (Loss) from Operations. Earnings from operations decreased 26%, or $24.4 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Earnings from operations increased 13%, or $31.6 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Earnings from operations and earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$84,123	4.2%	$83,631	5.1%	$262,904	4.7%	$203,143	4.1%
EMEA	6,870	2.0%	4,487	1.4%	22,964	2.1%	20,654	2.0%
APAC	(22,302)	(18.6)%	4,949	8.4%	(14,528)	(5.2)%	15,905	9.0%
Consolidated	$68,691	2.8%	$93,067	4.6%	$271,340	3.9%	$239,702	3.9%
North America's earnings from operations for the three months ended September 30, 2026 increased 1%, or $0.5 million, compared to the three months ended September 30, 2025. As a percentage of net sales, earnings from operations decreased by approximately 90 basis points to 4.2%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, including higher variable compensation, and higher severance and restructuring costs associated with the VSP, compared to the three months ended September 30, 2025.
North America's earnings from operations for the nine months ended September 30, 2026 increased 29%, or $59.8 million, compared to the nine months ended September 30, 2025. As a percentage of net sales, earnings from operations increased by approximately 60 basis points to 4.7%. The increase in earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, including higher variable compensation and higher acquisition-related earnout revaluation

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
adjustments, as well as higher severance and restructuring costs associated with the VSP, compared to the nine months ended September 30, 2025.
EMEA's earnings from operations for the three months ended September 30, 2026 increased 53%, or $2.4 million (increasing 55% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, earnings from operations increased by approximately 60 basis points to 2.0%. The increase in earnings from operations was primarily driven by an increase in gross profit, largely attributable to the continued contribution from certain large agency transactions discussed above, partially offset by higher severance and restructuring costs associated with the VSP, and higher selling and administrative expenses, compared to the three months ended September 30, 2025.
EMEA's earnings from operations for the nine months ended September 30, 2026 increased 11% or $2.3 million (increasing 13% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. The increase in earnings from operations was primarily driven by an increase in gross profit, largely attributable to the continued contribution from certain large agency transactions discussed above, partially offset by higher severance and restructuring costs associated with the VSP and higher selling and administrative expenses, primarily related to transformation costs, compared to the nine months ended September 30, 2025.
APAC's earnings (loss) from operations for the three months ended September 30, 2026 decreased 551%, or $27.3 million (decreasing 541% when excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, earnings from operations declined to (18.6)%. The decrease in earnings from operations was primarily driven by the revaluation of earnout liabilities associated with Sekuro, partially offset by higher gross profit, compared to the three months ended September 30, 2025.

APAC's earnings (loss) from operations for the nine months ended September 30, 2026 decreased 191%, or $30.4 million (decreasing 188% when excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. As a percentage of net sales, earnings from operations declined to (5.2)%. The decrease in earnings from operations was primarily driven by the revaluation of earnout liabilities associated with Sekuro, partially offset by higher gross profit, compared to the nine months ended September 30, 2025.
Adjusted Earnings from Operations. Adjusted earnings from operations increased 23%, or $31.6 million, year over year, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Adjusted earnings from operations increased 27%, or $104.2 million, year over year, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Adjusted earnings from operations as a percentage of net sales by operating segment were as follows for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales	2026	% of Net Sales	2025	% of Net Sales
North America	$132,009	6.7%	$116,712	7.2%	$403,462	7.2%	$320,529	6.4%
EMEA	18,437	5.5%	12,153	3.8%	53,781	5.0%	45,743	4.5%
APAC	16,495	13.7%	6,439	11.0%	31,477	11.3%	18,256	10.3%
Consolidated	$166,941	6.8%	$135,304	6.8%	$488,720	7.0%	$384,528	6.2%
North America’s Adjusted earnings from operations for the three months ended September 30, 2026 increased 13%, or $15.3 million, compared to the three months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations decreased by approximately 50 basis points to 6.7%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, primarily due to increased variable compensation expense.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
North America’s Adjusted earnings from operations for the nine months ended September 30, 2026 increased 26%, or $82.9 million, compared to the nine months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 80 basis points to 7.2%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, partially offset by an increase in selling and administrative expenses, primarily due to increased variable compensation expense.
EMEA’s Adjusted earnings from operations for the three months ended September 30, 2026 increased 52%, or $6.3 million (increasing 53% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 170 basis points to 5.5%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, primarily from the continued contribution from certain large agency transactions discussed above, partially offset by an increase in selling and administrative expenses.
EMEA’s Adjusted earnings from operations for the nine months ended September 30, 2026 increased 18%, or $8.0 million (increasing 16% excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 50 basis points to 5.0%. The increase in Adjusted earnings from operations was largely driven by an increase in gross profit, primarily from the continued contribution from certain large agency transactions discussed above, partially offset by an increase in selling and administrative expenses.
APAC’s Adjusted earnings from operations for the three months ended September 30, 2026 increased 156%, or $10.1 million (increasing 148% excluding the effects of fluctuating foreign currency exchange rates), compared to the three months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 270 basis points to 13.7%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, largely attributable to Sekuro, partially offset by higher selling and administrative expenses.
APAC’s Adjusted earnings from operations for the nine months ended September 30, 2026 increased 72%, or $13.2 million (increasing 65% excluding the effects of fluctuating foreign currency exchange rates), compared to the nine months ended September 30, 2025. As a percentage of net sales, Adjusted earnings from operations increased by approximately 100 basis points to 11.3%. The increase in Adjusted earnings from operations was primarily driven by an increase in gross profit, largely attributable to Sekuro, partially offset by higher selling and administrative expenses.
Non-Operating Expense (Income).

Interest Expense, Net. Interest expense, net primarily relates to borrowings under our financing facilities and imputed interest under our inventory financing facilities, the previously outstanding Convertible Notes and the Senior Notes, as applicable, partially offset by interest income generated from interest earned on cash and cash equivalent bank balances. Interest expense, net for the three months ended September 30, 2026 increased 8%, or $1.8 million, compared to the three months ended September 30, 2025. This was primarily due to higher loan balances under our ABL facility and inventory financing facilities, partially offset by increased interest income and lower interest rates on ABL facility borrowings in the current year period. Interest expense, net for the nine months ended September 30, 2026 increased 19%, or $11.9 million, compared to the nine months ended September 30, 2025. The increase in the nine months ended September 30, 2026 was primarily due to higher loan balances under our ABL facility and inventory financing facilities and the maturity of the Convertible Notes in February 2025, partially offset by lower interest rates and increased interest income.

Imputed interest under our inventory financing facilities was $3.1 million and $9.0 million for the three and nine months ended September 30, 2026, compared to $2.6 million and $7.4 million for the three and nine months ended September 30, 2025. For a description of our various financing facilities, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Other Income (Expense), Net. Other income (expense), net primarily reflects a net loss on the revaluation of warrant settlement liabilities of $25.1 million recorded in the nine months ended September 30, 2025 in connection with the cash settlement of a portion of the Warrants, with no comparable activity in the nine months

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
ended September 30, 2026. For additional information regarding the Warrants, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Income Tax Expense. Our effective tax rate of 49.9% for the three months ended September 30, 2026 was higher than our effective tax rate of 27.9% for the same period in 2025. This increase was primarily due to the non-deductibility of losses from the revaluation of earnout liabilities in the current period.

Our effective tax rate was 35.1% for the nine months ended September 30, 2026, compared to 31.5% for the same period in 2025. The effective tax rate increased primarily due to higher non-deductible losses associated with the revaluation of earnout liabilities in the current period.
Use of Non-GAAP Financial Measures
Adjusted non-GAAP earnings from operations (which we also refer to as "Adjusted earnings from operations") excludes (i) severance and restructuring expenses, net, (ii) certain executive recruitment and hiring related expenses, (iii) amortization of intangible assets, (iv) transformation costs, (v) certain acquisition and integration related expenses, (vi) gains and losses from revaluation of acquisition related earnout liabilities, (vii) impairment losses, net on long lived real estate assets held for sale, (viii) stock-based compensation expense, and (ix) certain third-party data center service outage related expenses and recoveries, as applicable. Adjusted non-GAAP earnings from operations is used by the Company and its management to evaluate financial performance against budgeted amounts, to calculate incentive compensation, to assist in forecasting future performance and to compare the Company’s results to those of the Company’s competitors. We believe that this non-GAAP financial measure is useful to investors because it allows for greater transparency, facilitates comparisons to prior periods and to the Company’s competitors’ results, and assists in forecasting performance for future periods. The non-GAAP financial measure is not prepared in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.

	Three Months Ended September 30, 2026
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$84,123	$6,870	$(22,302)	$68,691
Amortization of intangible assets	18,635	1,711	585	20,931
Change in fair value of earnout liabilities	1,720	—	36,875	38,595
Transformation costs	(640)	1,428	164	952
Impairment loss, net on a long lived real estate asset held for sale	(280)	—	—	(280)
Severance and restructuring expenses, net	18,219	7,124	317	25,660
Acquisition and integration related expenses	21	—	212	233
Stock-based compensation expense	9,820	1,304	644	11,768
Other*	391	—	—	391
Adjusted non-GAAP earnings from operations	$132,009	$18,437	$16,495	$166,941

GAAP EFO as a percentage of net sales	4.2%	2.0%	(18.6%)	2.8%
Adjusted non-GAAP EFO as a percentage of net sales	6.7%	5.5%	13.7%	6.8%

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

	Three Months Ended September 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$83,631	$4,487	$4,949	$93,067
Amortization of intangible assets	16,806	1,872	—	18,678
Change in fair value of earnout liabilities	3,800	—	—	3,800
Transformation costs	908	2,021	—	2,929
Impairment loss on a long lived real estate asset held for sale	—	—	—	—
Severance and restructuring expenses, net	3,069	2,146	175	5,390
Acquisition and integration related expenses	1,898	—	933	2,831
Stock-based compensation expense	6,847	1,627	382	8,856
Other*	(247)	—	—	(247)
Adjusted non-GAAP earnings from operations	$116,712	$12,153	$6,439	$135,304

GAAP EFO as a percentage of net sales	5.1%	1.4%	8.4%	4.6%
Adjusted non-GAAP EFO as a percentage of net sales	7.2%	3.8%	11.0%	6.8%

	Nine Months Ended September 30, 2026
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$262,904	$22,964	$(14,528)	$271,340
Amortization of intangible assets	55,933	5,327	1,775	63,035
Change in fair value of earnout liabilities	22,800	—	41,374	64,174
Transformation costs	9,028	8,062	196	17,286
Impairment loss on a long lived real estate asset held for sale	1,753	—	—	1,753
Severance and restructuring expenses, net	24,908	12,274	758	37,940
Acquisition and integration related expenses	210	(16)	305	499
Stock-based compensation expense	24,312	5,170	1,597	31,079
Other*	1,614	—	—	1,614
Adjusted non-GAAP earnings from operations	$403,462	$53,781	$31,477	$488,720

GAAP EFO as a percentage of net sales	4.7%	2.1%	(5.2%)	3.9%
Adjusted non-GAAP EFO as a percentage of net sales	7.2%	5.0%	11.3%	7.0%

	Nine Months Ended September 30, 2025
Adjusted Earnings from Operations (in thousands):	North America	EMEA	APAC	Consolidated
GAAP earnings from operations	$203,143	$20,654	$15,905	$239,702
Amortization of intangible assets	50,427	5,467	—	55,894
Change in fair value of earnout liabilities	15,701	3,463	—	19,164
Transformation costs	6,696	4,508	—	11,204
Impairment loss on a long lived real estate asset held for sale	12,588	—	—	12,588
Severance and restructuring expenses, net	8,734	6,802	285	15,821
Acquisition and integration related expenses	2,144	—	938	3,082
Stock-based compensation expense	20,788	4,849	1,128	26,765
Other*	308	—	—	308
Adjusted non-GAAP earnings from operations	$320,529	$45,743	$18,256	$384,528

GAAP EFO as a percentage of net sales	4.1%	2.0%	9.0%	3.9%
Adjusted non-GAAP EFO as a percentage of net sales	6.4%	4.5%	10.3%	6.2%

*
Other includes certain executive recruitment and hiring related expenses and certain third-party data center service outage related expenses and recoveries, net. Certain executive recruitment and hiring related expenses were $0.4 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, compared to $0.4 million and $0.5 million for the three and nine months ended September 30, 2025. Certain third-party data center service outage related recoveries were $0.6 million and $0.2 million for the three and nine months ended September 30, 2025 with no comparable activity for either the three or nine months ended September 30, 2026.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
Liquidity and Capital Resources
The following table sets forth certain consolidated cash flow information for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$148,549	$150,057
Net cash used in investing activities	(12,747)	(17,551)
Net cash (used in) provided by financing activities	(87,303)	136,521
Foreign currency exchange effect on cash, cash equivalent and restricted cash balances	(8,398)	18,953
Increase in cash, cash equivalents and restricted cash	40,101	287,980
Cash, cash equivalents and restricted cash at beginning of period	360,777	261,467
Cash, cash equivalents and restricted cash at end of period	$400,878	$549,447
Cash and Cash Flow
•Our primary use of cash during the nine months ended September 30, 2026 was to repurchase shares of our common stock.
•Operating activities provided $148.5 million in cash during the nine months ended September 30, 2026, compared to cash provided by operating activities of $150.1 million during the nine months ended September 30, 2025.
•Capital expenditures were $21.0 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively.
•During the nine months ended September 30, 2026, we repurchased $225.0 million of our common stock compared to $151.1 million of repurchases during the nine months ended September 30, 2025.
•We had net borrowings under our ABL facility during the nine months ended September 30, 2026 of $139.1 million compared to net borrowings of $852.2 million during the nine months ended September 30, 2025.
•We had net borrowings under our inventory financing facilities of $18.8 million during the nine months ended September 30, 2026 compared to net borrowings of $21.9 million during the nine months ended September 30, 2025.
•We repaid approximately $333.1 million for the remaining principal balance upon maturity of the Convertible Notes in the nine months ended September 30, 2025.
•We paid $222.0 million to settle a portion of the Warrants relating to the Call Spread Transactions associated with the Convertible Notes in the nine months ended September 30, 2025. All Warrants were fully settled or expired by the end of 2025.
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
•Cash flow provided by operating activities in the first nine months of 2026 was $148.5 million, compared to $150.1 million in the first nine months of 2025.
•The decrease in cash provided by operating activities period over period was primarily due to an increased use of cash for working capital, particularly accounts receivable and inventories, partially offset by higher net earnings and an increase in accounts payable. Changes in accounts receivable and accounts payable were primarily influenced by netting on certain agent revenue streams, principally large agency pay when paid transactions in the United Kingdom and UAE (within our EMEA segment), as well as changes in vendor mix and the timing of customer receipts compared to partner payments.
•We continue to be impacted by netted costs that we apply to our services net sales to appropriately record net sales that we earn as an agent. These netted costs, while excluded from net sales and cost of goods sold, are processed and applied to accounts receivable and accounts payable in each reporting period. A large portion of these netted costs relate to our large agency arrangements in the United Kingdom and UAE, under which transactions are structured on a pay when paid basis, meaning that, as a paid pass-through agent, our obligation to remit payment to the vendor is contingent upon our receipt of payment from the client. As a result, the gross receivable from the client and the corresponding gross payable are recorded simultaneously, inflating both accounts receivable and accounts payable by equivalent amounts without a corresponding net cash flow impact until settlement. Fluctuations in these transactions can therefore significantly affect reported accounts receivable and accounts payable balances, and corresponding period-over-period changes in working capital, while generally having a limited impact on operating cash flow because collections from clients and payments to vendors generally offset one another. Further, calculation of our unadjusted cash conversion cycle, including days sales outstanding and days payables outstanding, is not a reflection of our net cash receipts or payments, due to the metric components being inherently inflated by these gross accounts receivable and accounts payable balances. For example, netted costs were $5.4 billion and $3.8 billion in the third quarter of 2026 and 2025, respectively.
•We expect that cash flow from operations will be used, at least partially, to fund working capital as we typically pay our partners on average terms that are shorter than the average terms we grant to our clients in order to take advantage of supplier discounts, excluding certain large agency transactions in our EMEA segment with differing payment terms, as discussed above.
•We intend to use cash generated in the remainder of 2026 in excess of working capital needs to pay down our ABL facility and inventory financing facilities, and to repurchase shares of our common stock.
Net cash used in investing activities

•Capital expenditures were $21.0 million and $17.6 million for the nine months ended September 30, 2026 and 2025, respectively.
•During the nine months ended September 30, 2026, we received proceeds of $8.3 million from the sale of the Santa Monica property.
•We expect capital expenditures for the full year 2026 to be between approximately $20.0 and $30.0 million.
Net cash (used in) provided by financing activities

•During the nine months ended September 30, 2026, we had net borrowings under our ABL facility of $139.1 million, which were primarily used to repurchase shares of our common stock.
•During the nine months ended September 30, 2025, we had net borrowings under our ABL facility that increased our outstanding long-term debt balance by $852.2 million, which were primarily used to fund the repayment of the remaining principal balance upon maturity of the Convertible Notes, to settle a portion of the Warrants and to repurchase shares of our common stock.

INSIGHT ENTERPRISES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)
•We had net borrowings under our inventory financing facilities of $18.8 million during the nine months ended September 30, 2026 compared to net borrowings of $21.9 million during the nine months ended September 30, 2025.
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
•During the nine months ended September 30, 2026, we made earnout and acquisition related payments of $17.2 million primarily associated with our acquisition of Infocenter and Amdaris Group Limited.
•During the nine months ended September 30, 2025, we made earnout and acquisition related payments of $20.2 million primarily associated with our acquisition of Infocenter.
•During the nine months ended September 30, 2026, we repurchased $225.0 million of our common stock.
•During the nine months ended September 30, 2025, we repurchased $151.1 million of our common stock.

Financing Facilities

•Our debt balance as of September 30, 2026 was $1.5 billion.
•Our objective is to pay our debt balances down while retaining adequate cash balances to meet overall business objectives.
•The Senior Notes are subject to certain events of default and certain acceleration clauses. As of September 30, 2026, no such events have occurred.
•Our ABL facility contains various covenants customary for transactions of this type, including complying with a minimum receivable and inventory requirement and meeting monthly, quarterly and annual reporting requirements.
•The credit agreement contains customary affirmative and negative covenants and events of default.
•At September 30, 2026, we were in compliance with all such covenants.
•While the ABL facility has a stated maximum amount, the actual availability under the ABL facility is limited by a minimum accounts receivable and inventory requirement. As of September 30, 2026, eligible accounts receivable and inventory were sufficient to permit access to the full $2.0 billion under the ABL facility of which $1,004.8 million was outstanding.
We also have agreements with financial intermediaries to facilitate the purchase of inventory from certain suppliers under certain terms and conditions.
•These amounts are classified separately as accounts payable – inventory financing facilities in our condensed consolidated balance sheets.
•Our inventory financing facilities have an aggregate availability for vendor purchases of $755.0 million, of which $243.3 million was outstanding at September 30, 2026.
Undistributed Foreign Earnings
Cash and cash equivalents held by foreign subsidiaries are generally subject to U.S. income taxation upon repatriation to the United States. As of September 30, 2026, we had approximately $326.7 million in cash and cash equivalents in certain of our foreign subsidiaries, primarily residing in Canada and Australia. Certain of these cash balances will be remitted to the United States or other countries by paying down intercompany payables generated in the ordinary course of business or through actual dividend distributions.
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
Although our Senior Notes are based on fixed rates, changes in interest rates could impact the fair market value of such notes. As of September 30, 2026, the fair market value of our Senior Notes was $492.5 million. For additional information about our Senior Notes, see Note 5 to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and determined that as of September 30, 2026 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended September 30, 2026.
We have never paid a cash dividend on our common stock, and we currently do not intend to pay any cash dividends in the foreseeable future. Our ABL facility contains certain covenants that, if not met, restrict the payment of cash dividends.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	166,294	$118.29	166,294	$129,328,930
August 1, 2026 through August 31, 2026	137,655	147.66	137,655	109,003,397
September 1, 2026 through September 30, 2026	221,850	157.93	221,850	73,967,564
Total	525,799		525,799
On December 19, 2025, we announced that our Board of Directors authorized the repurchase of up to $299.0 million of our common stock, including approximately $149.0 million that remained from prior authorizations. As of September 30, 2026, approximately $74.0 million remained available for repurchases under our share repurchase program.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

INSIGHT ENTERPRISES, INC.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

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

Date:	November 5, 2026	INSIGHT ENTERPRISES, INC.

		By:	/s/ Jack Azagury
Jack Azagury
President and Chief Executive Officer
(Duly Authorized Officer)

		By:	/s/ James A. Morgado
James A. Morgado
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Rachael A. Crump
Rachael A. Crump
Chief Accounting Officer
(Principal Accounting Officer)